Form 10-Q
period 2009-03-31
Moody National REIT I, Inc.
filed 2009-05-29
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-150612

MOODY NATIONAL REIT I, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-1812865
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6363 Woodway Drive, Suite 110
Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)
(713) 977-7500
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 15, 2009, there were 22,222 shares of the Registrant’s common stock issued and outstanding, all of which were held by an affiliate of the Registrant.

MOODY NATIONAL REIT I, INC.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash	$202,000	$202,000

Total Assets	$202,000	$202,000

LIABILITIES AND EQUITY
Total Liabilities	$—	$—

Special Partnership Units — 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 issued and outstanding	222	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,778	199,778
Retained earnings	—	—

Total stockholders’ equity	200,000	200,000
Noncontrolling interest-100 common units of the Operating Partnership	1,000	1,000

Total Equity	201,000	201,000

TOTAL LIABILITIES AND EQUITY	$202,000	$202,000

See accompanying notes to condensed consolidated balance sheets.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
1. Organization
     Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 3, the Company sold stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31. The Company has not begun operations.
     On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan. On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company will initially offer shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant. The Company intends to use substantially all of the net proceeds from the public offering to invest in a diverse portfolio of real estate assets as described below. As of March 31, 2009, the Company had not yet commenced its initial public offering.
     The Company intends to use the net proceeds from its public offering to acquire a broadly diversified portfolio of direct real properties, real estate securities and debt-related investments. The Company’s direct real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During the initial stages of the Company’s public offering, the Company anticipates investing primarily in hotel properties. The Company’s portfolio will also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage, mezzanine and other loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies.
     The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company. Advisor is an affiliate of Sponsor, the Company’s sole stockholder. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.
     Substantially all of the Company’s business will be conducted through Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC, (“Moody OP”), affiliates of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody OP invested $1,000 in the OP and, in exchange for such investment, was issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of its public offering to the OP as a capital contribution. The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the advisory agreement between the Company and the Advisor or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the advisory agreement by the Company for cause, all of the Special Units will be redeemed for $1. Upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
     As of March 31, 2009, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments. As of March 31, 2009, the Advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the OP will invest.
2. Summary of Significant Accounting Policies
Consolidation
     The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiary, Moody National Operating Partnership I, L.P. All intercompany profits, balances and transactions are eliminated in consolidation.
     The Company’s condensed consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures through which the Company is the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN No. 46(R)”), or through which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
     Judgments made by management with respect to the Company’s level of influence or control of an entity and whether it is the primary beneficiary of a variable interest entity as defined by FIN No. 46(R) involve consideration of various factors including the form of the Company’s ownership interest, the size of its investment (including loans) and its ability to participate in major policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements and, consequently, the Company’s financial position and specific items in its results of operations that are used by stockholders, lenders and others in their evaluation of the Company.
     Generally, the Company will consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when the Company owns, directly or indirectly, a majority voting interest in the entity. The analysis of whether the Company consolidates real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (2) Accounting Research Bulletin No. 51, Consolidated Financial Statements and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.
Interim Financial Information
     The financial information as of March 31, 2009 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position for such period. These condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual consolidated financial statements. The Company’s audited consolidated financial statements for the year ended December 31, 2008 are contained in the Company’s Registration Statement on Form S-11 (File No. 333-150612).
Organization and Offering Costs
     Organization and offering costs of the Company will be incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor,

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
the Company and the OP will be obligated to reimburse Advisor for organization and offering costs once the minimum offering of $2,000,000 is achieved. In the event the minimum offering amount is not sold to the public, the Company will have no obligation to reimburse Advisor for any organizational and offering costs. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15% of the aggregate gross proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.
     All offering costs, including selling commissions and dealer manager fees, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.
     As of March 31, 2009, organization costs of approximately $384,000 and offering costs of approximately $1,503,000 were incurred by Advisor on the Company’s behalf. The Company will begin to accrue for organization and offering costs once the minimum offering of $2,000,000 has been sold under the Company’s public offering.
Income Taxes
     The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year in which the Company satisfies the minimum offering requirements. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
     The Company plans to lease any hotels it may acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company will account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company will account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized.
Concentration of Credit Risk
     As of March 31, 2009, the Company did not have cash on deposit in excess of federally insured levels and the Company has not experienced any losses in its account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.
Valuation and Allocation of Real Property — Acquisition
     Upon acquisition, the purchase price of real property will be allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141R, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
goodwill or gain on purchase. Initial valuations are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.
     The fair value of the tangible assets acquired, consisting of land, buildings and tenant improvements, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or Advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of tenant improvements will be based on estimates of those costs incurred at inception of the related acquired leases, depreciated through the date of acquisition. The value of the building will be depreciated over the estimated useful life of twenty-seven to forty-five years using the straight-line method and the value of tenant improvements will be depreciated over the remaining lease terms of the respective leases, which include periods covered by bargain renewal options.
     The Company will determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that Advisor believes the Company could obtain. Any difference between the fair value and stated value of the assumed debt will be recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.
     The Company will determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) Advisor’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the respective leases, which include periods covered by bargain renewal options. The Company will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value will be charged to rental revenue.
     The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place contracts, in-place leasing commissions and tenant relationships based on the Company’s evaluation of the specific characteristics of each contract or tenant’s lease and the Company’s overall relationship with that respective tenant or contracting party. The aggregate value for leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, the Company will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by Advisor on a tenant-by-tenant basis.
     The Company will amortize the value of in-place leases and in-place leasing commissions over the remaining term of the respective leases, which include periods covered by bargain renewal options, and the value of in-place contracts will be amortized over the remaining term of the respective contracts. The value of tenant relationship intangibles will be amortized over the initial term and any anticipated renewal periods, but in no event exceeding the remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles will be charged to expense.
     In allocating the purchase price of each of the Company’s properties, Advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates will be obtained from independent third party appraisals. However, Advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of the Company’s real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded on the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.
Valuation and Allocation of Real Property — Ownership
     Real estate property in the Company’s portfolio will be stated at cost. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties will be capitalized. Real estate taxes and interest costs incurred during construction periods will be capitalized. Capitalized interest costs will be based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs will be amortized over lives which are consistent with the constructed assets.
     Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs that are not part of the exchange, will be expensed as incurred.
     The Company intends to conduct its operations so that tenant improvements, either paid directly or in the form of construction allowances paid to tenants, will be capitalized and depreciated over the applicable lease term. Maintenance and repairs will be charged to expense when incurred. Expenditures for significant betterments and improvements will be capitalized.
     Depreciation or amortization expense will be computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	27-45
Exterior improvements	10-20
Equipment and fixtures	5-10
Investments in Real Estate Securities
     SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities requires investments in real estate securities to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, the Company may, from time to time, sell any of these assets as part of the overall management of its portfolio. Accordingly, SFAS No. 115 will require all of the Company’s real estate securities assets to be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through the Company’s consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in the Company’s consolidated statements of operations.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
Debt-Related Investments
     The Company intends to hold debt-related investments to maturity and, accordingly, such assets will be carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments.
Investment Impairments
     For real estate the Company may wholly own, the Company will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.
     For real estate the Company may own through an investment in a joint venture or other similar investment structure, at each reporting date the Company will compare the estimated fair value of the Company’s investment to the carrying value. An impairment charge will be recorded to the extent the fair value of the Company’s investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.
     In evaluating the Company’s investments for impairment, Advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the book value of the Company’s investments, which could be material to the Company’s financial statements.
Revenue Recognition
     Hotel revenues, including room, food, beverage, and other hotel revenues, will be recognized as the related services are delivered. Ongoing credit evaluations will be performed and an allowance for potential credit losses will be provided against the portion of accounts receivable that is estimated to be uncollectible.
     The Company will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying condensed consolidated balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, the Company may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of its properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash will include funds received by third party escrow agents, from sellers, pertaining to master lease agreements. The Company will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. The Company will accrue lease termination income if there is a signed

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.
Valuation of Accounts and Rents Receivable
     The Company will take into consideration certain factors that require judgments to be made as to the collectibility of receivables. Collectibility factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest. The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 was effective for the Company on January 1, 2009, and many presentation and disclosure provisions required consideration of retrospective application. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition. The adoption of SFAS No. 160 has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The minority interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to EITF D-98, Classification and Measurement of Redeemable Securities.
3. Capitalization
     Under the Company’s charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to Sponsor for $200,000 in cash.
     The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
4. Related Party Arrangements
     Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.
     Moody Securities, LLC (“Moody Securities”), the dealer manager of the offering, will receive a commission of up to 6.5% of gross offering proceeds. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan.
     Advisor will receive up to 15% of offering proceeds for reimbursement of organization and offering expenses (including sales commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees and to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company.
     Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan.
     Advisor will also receive debt financing fees of 1% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company.
     The Company expects to pay Moody National Management, L.P. (“Moody Management”), its property manager, a market-based property management fee in connection with the operation and management of properties. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Moody Management a market-based oversight fee.
     The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the value of all real estate investments held by the Company at month-end.
     If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.
     The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
5. Incentive Awards Plan
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares will be authorized and reserved for issuance under the Incentive Award Plan. No awards have been granted under such plan as of March 31, 2009. The Company expects to grant each independent director (1) fully vested nonqualified stock options to purchase 2,000 shares of the Company’s common stock when the Company meets the minimum offering amount of $2 million and (2) fully vested nonqualified stock options to purchase 2,000 shares of the Company’s common stock on the date of each of the first four annual meetings of our stockholders at which an independent director is reelected. Notwithstanding the foregoing, no option will be granted on a given date if, as a result of such grant, the total number of shares of Company common stock subject to options outstanding as of such date would exceed 10% of the number of shares of common stock outstanding as of such date. In such event, the Company will delay the grant and the board of directors will grant the options when and if such grant will not cause the Company to exceed the 10% limitation.
6. Subordinated Participation Interest
     Pursuant to the Limited Partnership Agreement of the OP, the holders of the Special Units will be entitled to distributions from OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus an

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of March 31, 2009
(unaudited)
8.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing of the Company’s common stock on a national securities exchange.
7. Subsequent Events
     On April 15, 2009, the Company’s Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of the Company’s common stock, was declared effective under the Securities Act of 1933, as amended, and the Company commenced its initial public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with the accompanying financial statements of Moody National REIT I, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I Inc., a Maryland corporation, and, as required by context, Moody National Operating Partnership I, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries.
Forward-Looking Statements
     Certain statements included in this quarterly report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have no operating history and, as of March 31, 2009, our assets total $202,000;

•	the fact that, as of March 31, 2009, we have not identified any real estate assets to acquire;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
     Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

     All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-150612) filed with the Securities and Exchange Commission, as the same may be amended and supplemented from time to time.
Overview
     We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. Our targeted investments include hotel, multifamily, office, retail and industrial properties and we may also invest in real estate securities and debt-related investments. As of March 31, 2009, we have not commenced operations nor have we identified any properties or other investments in which there is a reasonable probability that we will invest. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We have initially been capitalized with $200,000 from the sale of 22,222 shares of our common stock to our sponsor, Moody National REIT Sponsor, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.
     We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate real estate assets.
     We are externally managed by our advisor, Moody National Advisor I, LLC. Our advisor may, but is not required to, establish working capital reserves from offering proceeds, out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve during the initial stages of our initial public offering; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.
     To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.
     If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a real estate investment trust, or REIT, in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
Market Outlook
     The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. The constraints on available credit has resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans.
     These disruptions in the financial markets and deteriorating economic conditions have increased the cost of credit in the commercial real estate sector. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Current economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. We cannot foresee when these markets will stabilize. We believe that the current economic environment provides unique investment opportunities;

however, a continuing decline in the overall economy and availability of credit could adversely impact our operations and investments.
Liquidity and Capital Resources
     Our principal demand for funds will be to acquire real estate assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs from operations for items other than asset acquisitions. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. As of March 31, 2009, we have not made any acquisitions or investments in real estate or otherwise. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. As of March 31, 2009, we have not identified any sources for these types of financings.
Results of Operations
     During the period from our inception (January 15, 2008) to December 31, 2008, we had been formed but had not yet commenced real estate operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period. For the three months ended March 31, 2009, we had not yet commenced operations or commenced our initial public offering. As a result, we had no material results of operations for the period ended March 31, 2009.
     Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by April 15, 2010, we will terminate our initial public offering and have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of March 31, 2009, our advisor and its affiliates have incurred organization costs of approximately $384,000 and offering costs of approximately $1,503,000 on our behalf. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.
Critical Accounting Policies
     General
     Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

     Income Taxes
     We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year in which we satisfy the minimum offering requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
     We plan to lease the hotels which we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We will account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, or SFAS No. 109. Under SFAS No. 109, we will account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized.
     Valuation and Allocation of Real Property — Acquisition
     Upon acquisition, the purchase price of real property will be allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141R, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Initial valuations are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.
     The fair value of the tangible assets acquired, consisting of land, buildings and tenant improvements, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or our advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of tenant improvements will be based on estimates of those costs incurred at inception of the related acquired leases, depreciated through the date of acquisition. The value of the building will be depreciated over the estimated useful life of twenty-seven to forty-five years using the straight-line method and the value of tenant improvements will be depreciated over the remaining lease terms of the respective leases, which include periods covered by bargain renewal options.
     We will determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that our advisor believes we could obtain. Any difference between the fair value and stated value of the assumed debt will be recorded as a discount or premium and amortized over the remaining life of the loan.
     We will determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our advisor’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the estimated remaining terms of the respective leases, which include periods covered by bargain renewal options. We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value will be charged to rental revenue.

     The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place contracts, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each contract or tenant’s lease and our overall relationship with that respective tenant or contracting party. The aggregate value for leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by our advisor on a tenant-by-tenant basis.
     We will amortize the value of in-place leases and in-place leasing commissions over the remaining term of the respective leases, which include periods covered by bargain renewal options, and the value of in-place contracts will be amortized over the remaining term of the respective contracts. The value of tenant relationship intangibles will be amortized over the initial term and any anticipated renewal periods, but in no event exceeding the remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles will be charged to expense.
     In allocating the purchase price of each of our properties, our advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates will be obtained from independent third party appraisals. However, our advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of our real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded on our consolidated financial statements. These variances could be material to our results of operations and financial condition.
     Valuation and Allocation of Real Property — Ownership
     Real estate property in our portfolio will be stated at cost. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties will be capitalized. Real estate taxes and interest costs incurred during construction periods will be capitalized. Capitalized interest costs will be based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs will be amortized over lives which are consistent with the constructed assets.
     Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs that are not part of the exchange, will be expensed as incurred.
     We intend to conduct our operations so that tenant improvements, either paid directly or in the form of construction allowances paid to tenants, will be capitalized and depreciated over the applicable lease term. Maintenance and repairs will be charged to expense when incurred. Expenditures for significant betterments and improvements will be capitalized.
     Depreciation or amortization expense will be computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	27-45
Exterior improvements	10-20
Equipment and fixtures	5-10

     Investments in Real Estate Securities
     SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires investments in real estate securities to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although management generally intends to hold most of our investments in real estate securities until maturity, management may, from time to time, sell any of these assets as part of the overall management of our portfolio. Accordingly, SFAS No. 115 will require all of our real estate securities assets to be classified as available-for-sale. All assets classified as available-for-sale will be reported at fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our consolidated statements of operations.
     Principles of Consolidation
     In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
     Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, or FIN No. 46(R), involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.
     Generally, we consolidate real estate partnerships and other entities that are not variable interest entities (as defined in FIN No. 46(R)) when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to various accounting pronouncements including: (1) Emerging Issues Task Force Issue, or EITF, No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (2) Accounting Research Bulletin No. 51, Consolidated Financial Statements and (3) AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures.
     Debt-Related Investments
     Management intends to hold debt-related investments to maturity and, accordingly, such assets will be carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments.
     Investment Impairments
     For real estate we may wholly own, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.
     For real estate we may own through an investment in a joint venture or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.
     In evaluating our investments for impairment, our advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the book value of our investments, which could be material to our financial statements.
     Revenue Recognition
     Hotel revenues, including room, food, beverage, and other hotel revenues, will be recognized as the related services are delivered. Ongoing credit evaluations will be performed and an allowance for potential credit losses will be provided against the portion of accounts receivable that is estimated to be uncollectible.
     We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying condensed consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of our properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash will include funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.
     Valuation of Accounts and Rents Receivable
     We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest. The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 was effective for us on January 1, 2009, and many presentation and disclosure provisions required consideration of retrospective application. The adoption of SFAS No. 160 did not have a material impact on our financial condition. The adoption of SFAS No. 160 has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The minority interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to EITF D-98, Classification and Measurement of Redeemable Securities.
Inflation
     With the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of March 31, 2009, we have not entered into any leases.
REIT Compliance
     To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
Distributions
     We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. As of March 31, 2009, we have not paid any distributions.
Funds from Operations
     One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to net income as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. As of March 31, 2009, we have not commenced real estate operations, and so have no calculation of FFO at present.

Off-Balance Sheet Arrangements
     As of March 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Events
     Status of Offering
     On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, and we commenced our initial public offering. We will initially offer shares to the public in our primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the our estimated per-share net asset value and other factors our board of directors deems relevant.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of March 31, 2009, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.
     We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
ITEM 4T. CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None.
ITEM 1A. RISK FACTORS.
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share.
     We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit. If we do not raise $2,000,000 in the offering by April 15, 2010, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. The offering will terminate no later than April 15, 2011, unless extended.
     During the three months ended March 31, 2009, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On March 25, 2009, we held our annual meeting of stockholders in Houston, Texas. At the annual meeting, our sole stockholder, Moody National REIT Sponsor, LLC, elected the following individuals to our board of directors, each to hold office until the 2010 annual meeting of our stockholders and until his or her successor is elected and qualifies or until their earlier death, resignation or removal: Brett C. Moody, W. Kyle Bebee, William H. Armstrong, III, W. Pretlow Riddick and John P. Thompson.
ITEM 5. OTHER INFORMATION.
     Effective January 1, 2009, we adopted SFAS No. 160, as described more fully in Part I, Item 2 of this quarterly report and Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, to our accompanying condensed consolidated balance sheets. The adoption of SFAS No. 160 did not have a material impact on our financial condition. However, the adoption of SFAS No. 160 did impact the presentation and disclosure of noncontrolling interests in our consolidated balance sheets. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we will be required to reflect the change in presentation and disclosure for all periods presented in our future filings.
     The principal effect on our prior year consolidated balance sheets related to the adoption of SFAS No. 160 is an increase to total equity of $1,000 as of December 31, 2008 resulting from the reclassification of the minority interest relating to the common units in the Operating Partnership to a new component of equity as noncontrolling interest, summarized as follows:

Consolidated Balance Sheets	December 31, 2008

Equity, as previously reported	$200,000

Increase for SFAS No. 160 reclassification of minority interest to equity as non-controlling interest	$1,000

Equity, as adjusted	$201,000
ITEM 6. EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

10.1	Escrow Agreement among Moody National REIT I, Inc., Moody Securities, LLC and UMB Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.2	Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.3	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.4	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.5	Moody National REIT I, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.
Date: May 29, 2009	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 29, 2009	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

10.1	Escrow Agreement among Moody National REIT I, Inc., Moody Securities, LLC and UMB Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.2	Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.3	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.4	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.5	Moody National REIT I, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002