Form 10-Q
period 2009-06-30
Moody National REIT I, Inc.
filed 2009-08-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 333-150612

MOODY NATIONAL REIT I, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-1812865 (I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas (Address of Principal Executive Offices)	77057 (Zip Code)
(713) 977-7500
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 7, 2009, there were 22,222 shares of the Registrant’s common stock issued and outstanding, all of which were held by an affiliate of the Registrant.

MOODY NATIONAL REIT I, INC.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Cash	$202,000	$202,000

Total Assets	$202,000	$202,000

LIABILITIES AND EQUITY
Total Liabilities	$—	$—

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 issued and outstanding	222	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,778	199,778
Retained earnings	—	—

Total stockholders’ equity	200,000	200,000
Noncontrolling interest-100 common units of the Operating Partnership	1,000	1,000

Total Equity	201,000	201,000

TOTAL LIABILITIES AND EQUITY	$202,000	$202,000

See accompanying notes to condensed consolidated balance sheets.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of June 30, 2009
(unaudited)
1. Organization
     Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 4, the Company sold stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31. The Company has not begun operations.
     On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan. On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company will initially offer shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant. The Company intends to use substantially all of the net proceeds from the public offering to invest in a diverse portfolio of real estate assets as described below. As of June 30, 2009, the Company had not sold any shares in its initial public offering.
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
As of June 30, 2009
(unaudited)
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
     Judgments made by management with respect to the Company’s level of influence or control of an entity and whether it is the primary beneficiary of a variable interest entity, as defined by FIN No. 46(R), involve consideration of various factors including the form of the Company’s ownership interest, the size of its investment (including loans) and its ability to participate in major policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements and, consequently, the Company’s financial position and specific items in its results of operations that are used by stockholders, lenders and others in their evaluation of the Company.
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
     Interim Financial Information
     The financial information as of June 30, 2009 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position for the period then ended. This condensed consolidated balance sheet does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual consolidated financial statements. The Company’s audited balance sheet as of December 31, 2008 is contained in the Company’s Registration Statement on Form S-11 (File No. 333-150612).

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of June 30, 2009
(unaudited)
     Organization and Offering Costs
     Organization and offering costs of the Company will be incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor, the Company and the OP will be obligated to reimburse Advisor for organization and offering costs once the minimum offering of $2,000,000 is achieved. In the event the minimum offering amount is not sold to the public, the Company will have no obligation to reimburse Advisor for any organizational and offering costs. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15 percent of the aggregate gross proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.
     All offering costs, including selling commissions and dealer manager fees, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.
     As of June 30, 2009, organization costs of approximately $577,000 and offering costs of approximately $1,668,000 were incurred by Advisor on the Company’s behalf. The Company will begin to accrue for organization and offering costs once the minimum offering of $2,000,000 has been sold under the Company’s public offering.
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
     Concentration of Credit Risk
     As of June 30, 2009, the Company did not have cash on deposit in excess of federally insured levels and the Company has not experienced any losses in its account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.
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
As of June 30, 2009
(unaudited)
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
As of June 30, 2009
(unaudited)
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
As of June 30, 2009
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
     In evaluating the Company’s investments for impairment, Advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the book value of the Company’s investments which could be material to the Company’s financial statements.
     Revenue Recognition
     Hotel revenues, including room, food, beverage, and other hotel revenues, will be recognized as the related services are delivered. Ongoing credit evaluations will be performed and an allowance for potential credit losses will be provided against the portion of accounts receivable that is estimated to be uncollectible.
     The Company will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying condensed consolidated balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, the Company may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of its properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash will include funds received by third party escrow agents, from sellers, pertaining to master lease agreements. The Company will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. The Company will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of June 30, 2009
(unaudited)
     Valuation of Accounts and Rents Receivable
     The Company will take into consideration certain factors that require judgments to be made as to the collectibility of receivables. Collectibility factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest. The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 was effective for the Company on January 1, 2009, and many presentation and disclosure provisions required consideration of retrospective application. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition. The adoption of SFAS No. 160 has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The minority interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to EITF D-98, Classification and Measurement of Redeemable Securities.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position. The Company has evaluated subsequent events through August 14, 2009, the date of issuance of its consolidated financial position.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial position.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position.
3. Investments
     As of June 30, 2009, the Company had not commenced operations.
     On May 22, 2009, the Company’s board of directors approved its entry into a joint venture with an affiliate for the acquisition of an indirect interest in Hampton Inn & Suites Houston — Medical Center/Astrodome located in Houston, Texas, contingent upon the following: (1) the sale of the minimum amount of 200,000 shares of the Company’s common stock required to release the offering proceeds from escrow; (2) the sale of a sufficient number of shares of common stock in the offering to fund the balance of the purchase price of the Company’s interest in the joint venture; (3) the receipt of the consent of the lender for the joint venture to assume the indebtedness on the property and the receipt of other applicable third party consents; (4) completion of satisfactory due diligence and appraisals regarding the property; and (5) the absence of a material adverse change to the property prior to the date of the Company’s acquisition of an interest in the joint venture. The acquisition of the Company’s membership

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of June 30, 2009
(unaudited)
interest in the joint venture is subject to certain conditions, including those set forth above, and there can be no assurance that the Company will be able to complete the proposed transaction on the terms described above, or at all.
     As of June 30, 2009, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments.
4. Capitalization
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
5. Distributions
     On May 22, 2009, the Company’s board of directors authorized the payment of cash distributions to its stockholders, contingent upon the acquisition of its membership interest in the joint venture that would own Hampton Inn & Suites Houston — Medical Center/Astrodome. If the Company acquires its membership interest in the joint venture, distributions will (1) accrue daily to its stockholders of record as of the close of business on each day commencing one business day following the close of the acquisitions of its membership interest in the joint venture, (2) be payable in cumulative amounts on or before the 15th day of each calendar month and (3) be calculated at a rate of $0.002192 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to an 8.0 percent annualized distribution rate based on a purchase price of $10.00 per share of the Company’s common stock. The Company’s stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of the Company’s common stock pursuant to the terms and conditions of the Company’s distribution reinvestment plan.
6. Related Party Arrangements
     Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.
     Moody Securities, LLC (“Moody Securities”), the dealer manager of the offering, will receive a commission of up to 6.5 percent of gross offering proceeds. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Moody Securities a dealer manager fee of up to 3.5 percent of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan.
     Advisor will receive up to 15 percent of offering proceeds for reimbursement of organization and offering expenses (including sales commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees and to the extent they exceed 15 percent of gross offering proceeds, without recourse against or reimbursement by the Company.
     Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5 percent of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5 percent of the amount funded by the Company to invest in or originate such loan.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of June 30, 2009
(unaudited)
     Advisor will also receive debt financing fees of 1.0 percent of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company.
     The Company expects to pay Moody National Management, L.P. (“Moody Management”), its property manager, a market-based property management fee in connection with the operation and management of properties. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Moody Management a market-based oversight fee.
     The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0 percent of the value of all real estate investments held by the Company at month-end.
     If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0 percent of the contract sales price of each property or other investment sold.
     The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2 percent of its average invested assets, or (2) 25 percent of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
7. Incentive Awards Plan
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares will be authorized and reserved for issuance under the Incentive Award Plan. No awards have been granted as of June 30, 2009. The Company has also adopted an Independent Director’s Compensation Plan pursuant to which each of the Company’s current independent directors will receive 5,000 shares of restricted stock when and if the Company raises the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the Independent Director’s Compensation Plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant.
8. Subordinated Participation Interest
     Pursuant to the Limited Partnership Agreement of the OP, the holders of the Special Units will be entitled to distributions from OP in an amount equal to 15.0 percent of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus an 8.0 percent cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-

Moody National REIT I, Inc.
Notes to Condensed Consolidated Balance Sheets
As of June 30, 2009
(unaudited)
renewal of the advisory agreement or (2) a listing of the Company’s common stock on a national securities exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with the accompanying financial statements of Moody National REIT I, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT, I Inc., a Maryland corporation, and, as required by context, Moody National Operating Partnership I, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries.
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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have no operating history and, as of June 30, 2009, our assets total $202,000;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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

Overview
     We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. Our targeted investments include hotel, multifamily, office, retail and industrial properties. We may also invest in real estate securities and debt-related investments. As of June 30, 2009, we have not commenced operations nor have we, or our subsidiary, contracted to purchase any properties or other investments. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We have initially been capitalized with $200,000 from the sale of 22,222 shares of our common stock to our sponsor, Moody National REIT Sponsor, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.
     On May 22, 2009, our board of directors approved our entry into a joint venture with an affiliate for the acquisition of an indirect interest in Hampton Inn & Suites Houston — Medical Center/Astrodome located in Houston, Texas, contingent upon the following: (1) the sale of the minimum amount of 200,000 shares of our common stock required to release offering proceeds from escrow; (2) the sale of a sufficient number of shares of our common stock in our offering to fund the balance of the purchase price of our interest in the joint venture; (3) the receipt of the consent of the lender for the joint venture to assume the indebtedness on the property and the receipt of other applicable third party consents; (4) completion of satisfactory due diligence and appraisals regarding the property; and (5) the absence of a material adverse change to the property prior to the date of our acquisition of an interest in the joint venture. The acquisition of our membership interest in the joint venture is subject to certain conditions, including those set forth above, and there can be no assurance that we will be able to complete the proposed transaction on the terms described above, or at all.
     Additionally, on May 22, 2009, our board of directors authorized the payment of cash distributions to our stockholders, contingent upon the acquisition of our membership interest in the joint venture. If we acquire our membership interest in the joint venture, distributions will (1) accrue daily to our stockholders of record as of the close of business on each day commencing one business day following the close of the acquisition of our membership interest in the joint venture, (2) be payable in cumulative amounts on or before the 15th day of each calendar month and (3) be calculated at a rate of $0.002192 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to an 8.0 percent annualized distribution rate based on a purchase price of $10.00 per share of our common stock. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment plan.
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
     If we qualify as a real estate investment trust, or REIT, for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
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
Liquidity and Capital Resources
     Our principal demand for funds will be to acquire real estate assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs from operations for items other than asset acquisitions. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. As of June 30, 2009, we have not made any acquisitions or investments in real estate or otherwise. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. As of June 30, 2009, we have not identified any sources for these types of financings.
Results of Operations
     During the period from our inception (January 15, 2008) to June 30, 2009, we had been formed but had not yet commenced real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 15, 2009. As of June 30, 2009, we had not sold any shares in our initial public offering.
     Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15 percent of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by April 15, 2010, we will terminate our initial public offering and have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of June 30, 2009, our advisor and its affiliates have incurred organization costs of approximately $577,000 and offering costs of approximately $1,668,000 on our behalf. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15 percent of the gross proceeds of our initial public offering.

     We will also pay our independent directors an annual retainer of $25,000 plus fees for attendance at board and committee meetings. At June 30, 2009, independent director fees of $62,000 had been incurred by our advisor on our behalf.
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
     We plan to lease the hotels which we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We will account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. Under SFAS No. 109, we will account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized.
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
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest. The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 was effective for us on January 1, 2009, and many presentation and disclosure provisions required consideration of retrospective application. The adoption of SFAS No. 160 did not have a material impact on our financial condition. The adoption of SFAS No. 160 has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The minority interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to EITF D-98, Classification and Measurement of Redeemable Securities.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position. We have evaluated subsequent events through August 14, 2009, the date of issuance of our consolidated financial position.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of SFAS No. 167 on our consolidated financial position.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarcy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position.
Inflation
     With the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of June 30, 2009, we have not entered into any leases.
REIT Compliance
     To qualify as a REIT for tax purposes, we will be required to distribute at least 90 percent of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
Distributions
     We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90 percent of our “REIT taxable income” each year.
     On May 22, 2009, our board of directors authorized the payment of cash distributions to our stockholders, contingent upon the acquisition of our membership interest in a joint venture with an affiliate to own an indirect interest in Hampton Inn & Suites Houston — Medical Center/Astrodome. If we acquire our membership interest in the joint venture, distributions will (1) accrue daily to our stockholders of record as of the close of business on each day commencing one business day following the close of the acquisition of our membership interest in the joint venture, (2) be payable in cumulative amounts on or before the 15th day of each calendar month and (3) be calculated at a rate of $0.002192 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to an 8.0 percent annualized distribution rate based on a purchase price of $10.00 per share of our common stock. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment plan. As of June 30, 2009, we have not paid any distributions.
Funds from Operations
     One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to net income as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. As of June 30, 2009, we have not commenced real estate operations, and so have no calculation of FFO at present.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of June 30, 2009, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.
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
     During the three months ended June 30, 2009, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     Effective January 1, 2009, we adopted SFAS No. 160, as described more fully in Part I, Item 2 of this quarterly report and Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, to our accompanying condensed consolidated balance sheets. The adoption of SFAS No. 160 did not have a material impact on our financial condition. However, the adoption of SFAS No. 160 on January 1, 2009 did impact the presentation and disclosure of noncontrolling interests in our consolidated balance sheets. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we are required to reflect the change in presentation and disclosure for all periods presented in this filing and in our future filings.

     The principal effect on our prior year consolidated balance sheets related to the adoption of SFAS No. 160 is an increase to total equity of $1,000 as of December 31, 2008 resulting from the reclassification of the minority interest relating to the common units in the Operating Partnership to a new component of equity as noncontrolling interest, summarized as follows:

Consolidated Balance Sheets	December 31, 2008

Equity, as previously reported	$200,000

Increase for SFAS No. 160 reclassification of minority interest to equity as non-controlling interest	$1,000

Equity, as adjusted	$201,000
ITEM 6. EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P.

10.2	Amended and Restated Independent Directors Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.
Date: August 14, 2009	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

10.1	Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P.

10.2	Amended and Restated Independent Directors Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002