Form 10-Q
period 2009-09-30
Moody National REIT I, Inc.
filed 2009-11-16
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 333-150612

MOODY NATIONAL REIT I, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-1812865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas (Address of Principal Executive Offices)	77057 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 13, 2009, there were 22,222 shares of the Registrant’s common stock issued and outstanding, all of which were held by an affiliate of the Registrant.

MOODY NATIONAL REIT I, INC.
INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	2

	Condensed Consolidated Statements of Equity for the nine months ended September 30, 2009 and for the Period from January 15, 2008 (date of inception) to September 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flow for the nine months ended September 30, 2009 and the Period from January 15, 2008 (date of inception) to September 30, 2008 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	23

PART II OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Cash	$202,000	$202,000
Escrowed investor proceeds	96,502	—

Total Assets	$298,502	$202,000

LIABILITIES AND EQUITY
Liabilities:
Subscriptions for common stock	$96,502	$—

Total Liabilities	96,502	—

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 issued and outstanding	222	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,778	199,778

Total stockholders’ equity	200,000	200,000
Noncontrolling interest-100 common units of the Operating Partnership	1,000	1,000

Total Equity	201,000	201,000

TOTAL LIABILITIES AND EQUITY	$298,502	$202,000

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Noncontrolling Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Capital	Number of Units	Par Value	Total Equity

Balance at January 15, 2008 (date of inception)	—	$—	—	$—	$—	—	$—	$—

Issuance of common stock, net	22,222	222	—	—	199,778	100	1,000	201,000

Balance at September 30, 2008	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

Balance at January 1, 2009	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

Balance at September 30, 2009	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

		January 15, 2008 (date of
	Nine months ended	inception) through
	September 30, 2009	September 30, 2008

Cash flows from financing activities
Issuance of common stock	$—	$200,000
Issuance of non-controlling interests in operating partnership	—	1,000
Issuance of special partnership units		1,000
Change in subscriptions for common stock	96,502	—
Escrowed investor proceeds	(96,502)	—

Cash provided by financing activities	—	202,000

Net change in cash and cash equivalents	—	202,000
Cash and cash equivalents at beginning of period	202,000	—

Cash and cash equivalents at end of period	$202,000	$202,000

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
     1. Organization
     Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 4, the Company sold stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31. The Company has not begun operations as of September 30, 2009.
     On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan. On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company will initially offer shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant. The Company intends to use substantially all of the net proceeds from the public offering to invest in a diverse portfolio of real estate assets as described below. Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock had been received and accepted by the Company. As of September 30, 2009, the Company had not received subscriptions of at least $2.0 million of shares of common stock.
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

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
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
     The Company’s condensed consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures through which the Company is the primary beneficiary for entities deemed to be variable interest entities, or through which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity. Interests in variable interest entities would require assessment as to whether the Company is the primary beneficiary.
     Judgments made by management with respect to the Company’s level of influence or control of an entity and whether it is the primary beneficiary of a variable interest entity, involve consideration of various factors including the form of the Company’s ownership interest, the size of its investment (including loans) and its ability to participate in major policy making decisions. Management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements and, consequently, the Company’s financial position and specific items in its results of operations that are used by stockholders, lenders and others in their evaluation of the Company.
     Generally, the Company will consolidate real estate partnerships and other entities that are not variable interest entities when the Company owns, directly or indirectly, a majority voting interest in the entity. The analysis of whether the Company consolidates real estate partnerships and other entities that are not variable interest entities is performed pursuant to the Accounting Standards Codification Topic 810.
     Interim Financial Information
     The financial information as of September 30, 2009 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial statements for the period then ended. These condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual consolidated financial statements. The Company’s audited balance sheet as of December 31, 2008 is contained in the Company’s Registration Statement on Form S-11 (File No. 333-150612).
     Organization and Offering Costs
     Organization and offering costs of the Company will be incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor, the

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
Company and the OP will be obligated to reimburse Advisor for organization and offering costs once the minimum offering of $2,000,000 is achieved. In the event the minimum offering amount is not sold to the public by April 15, 2010, the Company will terminate the initial public offering and have no obligation to reimburse Advisor for any organizational and offering costs. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15 percent of the aggregate gross proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.
     All offering costs, including selling commissions and dealer manager fees, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.
     As of September 30, 2009, organization costs of approximately $670,000 and offering costs of approximately $1,758,000 were incurred by Advisor on the Company’s behalf. The Company will begin to accrue for organization and offering costs once the minimum offering of $2,000,000 has been sold under the Company’s public offering.
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
     Concentration of Credit Risk
     As of September 30, 2009, the Company did not have cash on deposit in excess of federally insured levels and the Company has not experienced any losses in its account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.
     Valuation and Allocation of Real Property — Acquisition
     Upon acquisition, the purchase price of real property will be allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs will be charged to expense as incurred. Initial valuations are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
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
     In allocating the purchase price of each of the Company’s properties, Advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates will be obtained from independent third party appraisals. However, Advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of the Company’s real estate assets or related intangibles, which could in turn result in a change in the

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
depreciation or amortization expense recorded on the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.
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
     Investments in Real Estate Securities
     Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, the Company may, from time to time, sell any of these assets as part of the overall management of its portfolio. Accordingly all of the Company’s real estate securities assets will be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through the Company’s consolidated statements of operations. If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in the Company’s consolidated statements of operations.
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

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
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
     In evaluating the Company’s investments for impairment, Advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the book value of the Company’s investments which could then result in a material change to the Company’s financial statements.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective September 30, 2009, the Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
statements in conformity with GAAP. The Company adopted the Codification during the third quarter of 2009 and the adoption did not materially impact its financial statements. However, references to accounting literature within these notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.
     The January 1, 2009 adoption of revised provisions regarding classification of noncontrolling interests within the Codification topic of consolidation did not have a material impact on the Company’s financial condition. The adoption has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The minority interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to the Codification topic of consolidation.
     In May 2009, the Company adopted the revised guidance on management’s assessment of the Codification topic of subsequent events and the Company incorporated this guidance into its accounting literature. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through November 16, 2009, the date of issuance of its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has not yet been codified. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial statements.
3. Investments
     As of September 30, 2009, the Company had not commenced operations. Subscription proceeds collected from investors were deposited in an interest bearing bank account.
     On May 22, 2009, the Company’s board of directors approved its entry into a joint venture with an affiliate for the acquisition of an indirect interest in Hampton Inn & Suites Houston — Medical Center/Astrodome located in Houston, Texas, contingent upon the following: (1) the sale of the minimum amount of 200,000 shares of the Company’s common stock required to release the offering proceeds from escrow; (2) the sale of a sufficient number of shares of common stock in the offering to fund the balance of the purchase price of the Company’s interest in the joint venture; (3) the receipt of the consent of the lender for the joint venture to assume the indebtedness on the property and the receipt of other applicable third party consents; (4) completion of satisfactory due diligence and appraisals regarding the property; and (5) the absence of a material adverse change to the property prior to the date of the Company’s acquisition of an interest in the joint venture. The acquisition of the Company’s membership interest in the joint venture is subject to certain conditions, including those set forth above, and there can be no assurance that the Company will be able to complete the proposed transaction on the terms described above, or at all.
     As of September 30, 2009, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments.
4. Capitalization
     Under the Company’s charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to Sponsor for $200,000 in cash.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
     Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock had been received and accepted by the Company. As of September 30, 2009, the Company had received subscriptions for $96,500 of shares, or 9,650 shares, of the Company’s common stock which have been recorded as a liability in the condensed consolidated balance sheet because such shares are refunded if the subscription minimum is not met.
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

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009
(unaudited)
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
7. Incentive Awards Plan
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares will be authorized and reserved for issuance under the Incentive Award Plan. No awards have been granted as of September 30, 2009. The Company has also adopted an Independent Director’s Compensation Plan pursuant to which each of the Company’s current independent directors will receive 5,000 shares of restricted stock when and if the Company raises the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the Independent Director’s Compensation Plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant.
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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have no operating history and, as of September 30, 2009, our assets total $298,502;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
     Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.
     All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-150612) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview
     We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. Our targeted investments include hotel, multifamily, office, retail and industrial properties. We may also invest in real estate securities and debt-related investments. As of September 30, 2009, we have not commenced operations nor have we, or our subsidiary, contracted to purchase any properties or other investments. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We have initially been capitalized with $200,000 from the sale of 22,222 shares of our common stock to our sponsor, Moody National REIT Sponsor, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.
     On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are initially offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offers shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. We intend to use substantially all of the net proceeds from the public offering to invest in a diverse portfolio of real estate assets. As of September 30, 2009, we had received subscriptions to purchase approximately $96,500 in shares, or 9,650 shares, of our common stock. Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock had been received and accepted by us.
     On May 22, 2009, our board of directors approved our entry into a joint venture with an affiliate, or the joint venture, for the acquisition of an indirect interest in Hampton Inn & Suites Houston — Medical Center/Astrodome located in Houston, Texas, contingent upon the following: (1) the sale of the minimum amount of 200,000 shares of our common stock required to release offering proceeds from escrow; (2) the sale of a sufficient number of shares of our common stock in our offering to fund the balance of the purchase price of our interest in the joint venture; (3) the receipt of the consent of the lender for the joint venture to assume the indebtedness on the property and the receipt of other applicable third party consents; (4) completion of satisfactory due diligence and appraisals regarding the property; and (5) the absence of a material adverse change to the property prior to the date of our acquisition of an interest in the joint venture. The acquisition of our membership interest in the joint venture is subject to certain conditions, including those set forth above, and there can be no assurance that we will be able to complete the proposed transaction on the terms described above, or at all.
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
Liquidity and Capital Resources
     Our principal demand for funds will be to acquire real estate assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs from operations for items other than asset acquisitions. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. As of September 30, 2009, we have not made any acquisitions or investments in real estate or otherwise. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. As of September 30, 2009, we have not identified any sources for these types of financings.
Results of Operations
     During the period from our inception (January 15, 2008) to September 30, 2009, we had been formed but had not yet commenced real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 15, 2009. As of September 30, 2009, we had not raised the minimum offering amount of $2,000,000 in our initial public offering.

     Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15 percent of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by April 15, 2010, we will terminate our initial public offering and have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of September 30, 2009, our advisor and its affiliates have incurred organization costs of approximately $670,000 and offering costs of approximately $1,758,000 on our behalf. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15 percent of the gross proceeds of our initial public offering.
     We will also pay our independent directors an annual retainer of $50,000 plus fees for attendance at board and committee meetings. At September 30, 2009, independent director fees of $102,000 had been incurred by our advisor on our behalf.
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
     We plan to lease the hotels which we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We will account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized.
     Valuation and Allocation of Real Property — Acquisition
     Upon acquisition, the purchase price of real property will be allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs will be charged to expense as incurred. Initial valuations are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.
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
     In allocating the purchase price of each of our properties, our advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates will be obtained from independent third party appraisals. However, our advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of our real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded on our consolidated financial statements. These variances could be material to our results of operations and financial condition.
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
     Investments in Real Estate Securities
     Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although management generally intends to hold most of our investments in real estate securities until maturity, management may, from time to time, sell any of these assets as part of the overall management of our portfolio. Accordingly, all of our real estate securities will be classified as available-for-sale. All assets classified as available-for-sale will be reported at fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our consolidated statements of operations. If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our consolidated statements of operations.
     Principles of Consolidation
     In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity. Interests in variable interest entities would require assessment as to whether we are the primary beneficiary.
     Our management’s judgments with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve consideration of various factors including the form of our ownership interest, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our management’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by our stockholders, lenders and others in their evaluation of us.
     Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity. Our analysis of whether we consolidate real estate partnerships and other entities that are not variable interest entities is performed pursuant to Accounting Standards Codification Topic 810.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or FASB, issued The Accounting Standards Codification, or the Codification. Effective September 30, 2009, the Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements. However, our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.
     The January 1, 2009 adoption revised provisions regarding classification of noncontrolling interests within the Codification topic of consolidation did not have a material impact on our financial condition. The adoption has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The minority interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to the Codification topic of consolidation.
     In May 2009, we adopted the revised guidance on management’s assessment of the Codification topic of subsequent events and we incorporated this guidance into our accounting literature. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through November 16, 2009, the date of issuance of our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has not yet been codified. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of SFAS No. 167 on our consolidated financial statements.
Inflation
     With the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of September 30, 2009, we have not entered into any leases.
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
     On May 22, 2009, our board of directors authorized the payment of cash distributions to our stockholders, contingent upon the acquisition of our membership interest in a joint venture with an affiliate to own an indirect interest in Hampton Inn & Suites Houston — Medical Center/Astrodome. If we acquire our membership interest in the joint venture, distributions will (1) accrue daily to our stockholders of record as of the close of business on each day commencing one business day following the close of the acquisition of our membership interest in the joint venture, (2) be payable in cumulative amounts on or before the 15th day of each calendar month and (3) be calculated at a rate of $0.002192 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to an 8.0 percent annualized distribution rate based on a purchase price of $10.00 per share of our common stock. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment plan. As of September 30, 2009, we have not paid any distributions.
Funds from Operations
     One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to net income as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. As of September 30, 2009, we have not commenced real estate operations, and so we have no calculation of FFO at present.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of September 30, 2009, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.
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
     We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit. If we do not raise $2,000,000 in the offering by April 15, 2010, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. After raising the minimum offering amount of $2,000,000, the offering will terminate no later than April 15, 2011, unless extended.
     During the three months ended September 30, 2009, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     Effective January 1, 2009, we adopted revised provisions regarding classification of noncontrolling interests within the Codification topic of consolidation. This guidance requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the nonccontrolling interest. The adoption of this guidance did not have a material impact on our financial condition. However, the adoption of this guidance on January 1, 2009 did impact the presentation and disclosure of noncontrolling interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of this guidance, we are required to reflect the change in presentation and disclosure for all periods presented in this filing and in our future filings.

     The principal effect on our prior year consolidated financial statements related to the adoption of this guidance is an increase to total equity of $1,000 as of December 31, 2008 resulting from the reclassification of the minority interest relating to the common units in the Operating Partnership to a new component of equity as noncontrolling interest, summarized as follows:

Consolidated Balance Sheets	December 31, 2008
Equity, as previously reported	$200,000
Increase for reclassification of minority interest to equity as non-controlling interest	$1,000
Equity, as adjusted	$201,000
ITEM 6. EXHIBITS.
3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.
Date: November 16, 2009	By:	/s/ Brett C, Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002