Form 10-K
period 2009-12-31
Moody National REIT I, Inc.
filed 2010-03-31
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock, and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.

As of March 15, 2010, there were 22,222 outstanding shares of common stock of Moody National REIT I, Inc.

MOODY NATIONAL REIT I, INC.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●     our ability to effectively deploy the proceeds raised in our initial public offering;

●     changes in economic conditions generally and the real estate and debt markets specifically;

●     legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

●     the availability of capital;

●     interest rates; and

●     changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason.  In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

i

PART I
ITEM 1.	Business

Overview

Moody National REIT I, Inc. (the “Company”) is a Maryland corporation formed on January 15, 2008 to invest in a diversified portfolio of real estate investments. The Company intends to qualify as a real estate investment trust (“REIT”) commencing in the taxable year in which the Company satisfies the minimum offering requirements. As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.  References to “shares” and “our common stock” refer to the shares of our common stock.  We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We intend to invest in a diverse portfolio of real estate assets.  Our targeted investments include hotel, multifamily, office, retail and industrial properties.  We may also invest in real estate securities and debt-related investments. As of December 31, 2009, we have not contracted to purchase any properties or other investments.  We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities.

On May 2, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Pursuant to the terms of our public offering, subscription proceeds are placed in escrow until we have received subscriptions aggregating at least $2,000,000.  If we do not raise the minimum offering amount of $2,000,000 by April 15, 2010, we may terminate the offering and refund all subscription proceeds held in the escrow account. We are initially offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. We intend to use substantially all of the net proceeds from the public offering to invest in a diverse portfolio of real estate assets.

As of December 31, 2009, we had not received subscriptions for the minimum offering amount of $2,000,000 and therefore had not yet commenced operations. We are currently in negotiations with a group of investors to raise the minimum offering amount of $2,000,000 by April 15, 2010. In the current economic climate, the rate at which issuers are able to raise capital has decreased.  Upon raising the minimum offering amount, we expect to receive additional proceeds from our public offering as we believe investors have refrained from investing in us until after we have raised the minimum offering amount in order to seek to maximize their returns on their investment. We may elect to amend the terms of our initial public offering to extend the minimum offering period for up to an additional 120 days.

We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate real estate assets.

Our ability to continue as a going concern is dependent on raising the minimum offering amount and additional funds to enable us to pursue our acquisition strategy. Due to the uncertainties described above, there is substantial doubt about whether we will be able to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liability amounts that may be necessary if we are unable to continue as a going concern.

Subject to certain restrictions and limitations, our business is managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement.  We refer to Moody National Advisor I, LLC as our “advisor.”  Our advisor conducts our operations and manages our portfolio of real estate investments.  We have no paid employees.

Moody Securities, LLC, an affiliate of our advisor, serves as our dealer manager.  We refer to Moody Securities, LLC as our “dealer manager” or “Moody Securities.”

Investment Objectives

Our investment objectives are:

●     to preserve, protect and return stockholder’s capital contributions;

●     to pay regular cash distributions to stockholders; and

●     to realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Real Estate Portfolio

We intend to invest the majority of our total assets in real properties in multiple property types, consisting of hotel, multifamily, office, retail and industrial assets. During the initial stages of our offering, we anticipate investing primarily in hotel properties as we believe this asset class provides unique opportunities for return on investment at this time. We expect the majority of our direct real property investments will consist of “core plus” properties, which are stabilized, income-producing properties that have been fully constructed and that have significant operating histories. In addition, our portfolio may also include a relatively smaller proportion of “value added” investment opportunities that arise in circumstances where a real property may be situationally undervalued or where product repositioning, capital expenditures or improved property management may increase cash flows. We may also invest in “opportunistic” real properties or properties that are under development or construction, that are newly constructed or that have some level of vacancy at the time of acquisition.  We anticipate that the majority of our direct real property investments will be made in the United States, although we may also invest in Canada to the extent that opportunities exist that may help us meet our investment objectives.

In addition to direct investments in real properties, we also plan to acquire real estate securities and debt-related investments. We expect that our total investments in real estate securities and debt-related investments will be a substantially smaller proportion of our overall portfolio than our direct investments in real properties. However, we are not specifically limited in the number or size of our real estate securities and debt-related investments, or the percentage of the net proceeds from our initial public offering that we may invest in a single real estate related security or debt-related investment.

The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Borrowing Policies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to exceed our net offering proceeds.

Our advisor will seek to obtain financing on the most favorable terms available to us. We expect we will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, will be reviewed by the board of directors at least quarterly.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide their respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate market remains competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds and real estate companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, recent disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their greater resources, our competitors may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of real estate securities and debt-related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Regulations

Our investments will be subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We intend to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. We do not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

 Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the “Exchange Act,” and, as a result, file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge.  Unless specifically incorporated by reference herein, information on our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A.               Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Investment Risks

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be purchased each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no prior operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other affiliates of Moody National Companies, or Moody affiliates, to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

We presently intend to effect a liquidity event within four to six years from the completion of the primary offering; however, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock.

In the future, our board of directors will consider various forms of liquidity events, including, but not limited to, (1) the sale of all or substantially all of our real estate assets for cash or other consideration, (2) our sale or merger in a transaction that provides our stockholders with cash and/or securities of a publicly traded company and (3) the listing of our common stock on a national securities exchange. We presently intend to effect a liquidity event within four to six years from the termination of the primary offering. However, there can be no assurance that we will cause a liquidity event to occur within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share redemption program.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share and funds from operations per share attributable to your investment.

Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our real estate assets.

You are limited in your ability to sell your shares of common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share redemption program may provide you with a limited opportunity to have your shares of common stock redeemed by us at a price equal to or at a discount from the current offering price per share for the shares being redeemed. Following the primary offering, shares of common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value of the company and other factors the board of directors deems relevant. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above limitation shall not apply to redemptions requested within two years after the death of a stockholder. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we can give no assurance as to when we will be able to pay distributions solely from funds from operations. During the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. We have not established a limit on the offering proceeds that may be used to fund distributions during the early stages of our offering. As such, to the extent that we use offering proceeds to fund distributions to our stockholders, we will have less funds available for investments and your overall return may be reduced.

In the event that we are unable to consistently fund monthly distributions to stockholders entirely from our funds from operations, the value of your shares upon the possible listing of our common stock, the sale of our assets or any other liquidity event may be reduced. Further, distributions generally will be taxable to all U.S. stockholders as ordinary income to the extent they are from our current or accumulated earnings and profits. If we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property. For further information regarding the tax consequences in the event we make distributions other than from funds from operations, please see “Federal Income Tax Considerations—Taxation of Taxable U.S. Stockholders” in our prospectus. In addition, to the extent we make distributions to stockholders with sources other than funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments in real estate assets that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.

Payments to the holder of the special units of our operating partnership may reduce cash available for distribution to our stockholders and the value of our shares of common stock upon consummation of a liquidity event.

Moody OP Holdings I, LLC, or Moody Holdings, as the holder of the special units of our operating partnership, may be entitled to receive 15% of specified distributions made upon dispositions of our operating partnership’s assets and a promissory note, cash or shares of our common stock upon the occurrence of specified events, including, among other events, a listing of our shares on an exchange or the termination or non-renewal of the advisory agreement. Payments to the holder of the special units upon dispositions of our operating partnership’s assets and redemptions of the special units may reduce cash available for distribution to our stockholders and the value of shares of our common stock upon consummation of a liquidity event.

The price of our shares of common stock may be adjusted to a price less than the price you paid for your shares of common stock.

The price of our shares of common stock may be adjusted periodically, in the sole and absolute discretion of our board of directors, to reflect changes in the net asset value of our assets and other factors our board of directors deems relevant and therefore future adjustments may result in an offering price lower than the price you paid for your shares.

Risks Related To Our Business

We, our sponsor and our advisor do not have experience in operating a public company or a REIT, and our failure to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow.

We and our advisor are each recently formed companies. Neither our advisor nor our sponsor nor any of our advisor’s or sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have operated a public company or an entity that has elected to be taxed as a REIT, and we may not be able to operate such an entity successfully. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, we have not purchased any real estate or made any other investments, and we have not identified any probable investments. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

●     identify and acquire investments that align with our investment strategies;

●     establish and maintain contacts with licensed securities brokers and other agents to successfully complete our initial public offering;

●     attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

●     respond to competition for our targeted real estate properties, real estate securities and debt-related investments as well as for potential investors in our shares; and

●     continue to build and expand our operations structure to support our business.

Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our shares.

Our success is dependent on the performance of our sponsor and Moody affiliates.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and other Moody affiliates. Our sponsor and other Moody affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry, which we anticipate will continue through 2010. The recent economic downturn has resulted in overall transaction volume and size of sales and leasing activities to decline which has had an adverse impact on our sponsor and its affiliates, and could continue to put downward pressure on our sponsor’s revenues and operating results. Additionally, the market downturn has adversely impacted, and could continue to impact, certain prior real estate programs sponsored by Moody affiliates resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P. continues to seek approval to amend its master lease agreements for certain real estate programs sponsored by Moody National Realty Company and its affiliates to provide for either a deferral or a waiver of a portion of lease payments to program investors, each an “amendment” and collectively referred to as the “amendments,” for the balance of 2010 and may continue to seek further amendments in the future depending upon the then current economic conditions. Certain real estate programs sponsored by our affiliates have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. Moody National Management, L.P. has also commenced negotiations with lenders to restructure loan terms with respect to certain prior real estate programs in default under existing franchise or loan agreements and may continue to do so in the future. On some loans on these prior programs, the lender is pursuing various alternatives simultaneously, including initiation of foreclosure proceedings and negotiations for loan modifications.  On these loans, the lender and borrower are actively working toward a loan modification.  However, there is no assurance that final loan modifications will be achieved. On two of the tenant-in-common programs sponsored by Moody affiliates, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings, resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by a Moody affiliate owning an original equity investment in one property of approximately $10,000 and approximately $10,039 in the other property. The Moody affiliate is currently in the process of seeking approval of a plan of reorganization and there is no assurance that the plan will be approved.  In addition, a Moody affiliated owner and tenant-in-common owners in 8 of the tenant-in-common programs have collectively initiated legal proceedings against a lender.  It is anticipated that the lender on these same loans will continue to pursue all available remedies. To the extent that any decline in revenues and operating results impacts our sponsor’s ability to provide our advisor with sufficient resources to perform its obligations to us pursuant to the advisory agreement, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer. Additionally, such adverse conditions could require a substantial amount of time on the part of the management of our advisor and its affiliates, particularly with regard to other real estate programs, thereby decreasing the amount of time they spend actively managing our investments.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.

Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of the date of this Annual Report, we have not identified the real estate assets that we will purchase with the proceeds of our initial public offering. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into real estate assets.

The current downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of real estate assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected.

The net proceeds from our initial public offering will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We do not intend to establish a general working capital reserve out of the proceeds from our initial public offering during the initial stages of the offering. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our charter. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or obligation to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering.

Investors in our initial public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock if the issuance is approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

●     a merger, tender offer or proxy contest;

●     the assumption of control by a holder of a large block of our securities; and

●     the removal of incumbent management.

We do not currently have a compensation committee, and presently do not intend to form such a committee.

We do not have a compensation committee and have no plans to form one. Our board of directors may form a compensation committee in the future, which we expect will occur only when we hire our own employees. We currently do not have any employees nor do we have plans to hire any. The role of any compensation committee would be to make recommendations to our board of directors on the compensation of our employees and to administer the granting of awards pursuant to our 2009 Long-Term Incentive Plan, of which the Amended and Restated Independent Directors Compensation Plan is a part, or the “Long-Term Incentive Plan,” and to set the terms and conditions of such awards. Until our board of directors deems it in our best interest to form a compensation committee, our board of directors will directly administer our Long-Term Incentive Plan and perform such other related duties. Should our board of directors decide in the future to form a compensation committee, such committee will be comprised of a majority of independent directors.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

In addition, Moody Holdings, the holder of special units in our operating partnership, may be entitled to (1) certain cash payments, as described in the “Management Compensation Table” of our prospectus, upon the disposition of certain of our operating partnership’s assets or (2) a one time payment in the form of cash, a promissory note or shares of our common stock in conjunction with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. This potential obligation to make substantial payments to the holder of the special units may reduce our cash available for distribution to stockholders and limit the amount that stockholders will receive upon the consummation of a liquidity event.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If for any reason, we were required to register as an investment company, we would have to comply with a variety of extensive and restrictive requirements under the Investment Company Act imposing, among other things:

●     limitations on capital structure;

●     restrictions on specified investments;

●     prohibitions on transactions with affiliates; and

●     compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to operate in such a manner that we will not become subject to regulation under the Investment Company Act. To maintain our exemption from regulation under the Investment Company Act, we must comply with technical and complex rules and regulations.

Specifically, to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to begin making a substantial portion of these investments within one year after the offering ends. If we are unable to invest a significant portion of the proceeds of our initial public offering in real estate assets within one year of the termination of our initial public offering, we may need to invest temporarily any unused proceeds in government securities. Government securities may have lower yields than other investments that we would normally make and would likely reduce the cash available for distribution to investors and possibly lower your returns.

To avoid becoming subject to the Investment Company Act, our advisor may be required to impose limitations on our investment activities. In particular, our advisor may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets that we otherwise might desire to sell and selling assets that we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise wish to acquire or be forced to forgo investment opportunities that we would otherwise want to make and that may be important to our investment strategy. In particular, our advisor will monitor our investments in real estate related assets to ensure continued compliance with one or more exclusions from the definition of “investment company” under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, our advisor may be required to limit the percentage of our assets represented by real estate related assets.

If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the time they spend actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related To Conflicts of Interest

You will not have the benefit of an independent due diligence review in connection with our initial public offering.

Because Moody Securities is an affiliate of ours, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. The lack of an independent due diligence review and investigation increases the risk of your investment because it may not have uncovered facts that would be important to a potential investor.

We depend on our advisor and its key personnel and if any of such key personnel were to cease to be affiliated with our advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition, disposition and management of real estate assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of Moody National REIT Sponsor, LLC, our sponsor, including Brett C. Moody, W. Kyle Bebee, Mary E. Smith, Adam S. Wilk and Robert W. Engel, each of whom would be difficult to replace. We currently do not have key man life insurance on any of these key personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We may compete with other Moody National affiliates for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other Moody National affiliates for opportunities to acquire or sell certain types of real estate assets. We may also buy or sell real estate assets at the same time as other Moody National affiliates. In this regard, there is a risk that our advisor will select for us a real estate asset that provides lower returns to us than real estate assets purchased by another Moody National affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned or managed by other Moody National affiliates. Our advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned or managed by Moody National affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants. As a result of our potential competition with other Moody National affiliates, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that Moody National affiliates devote to us may be diverted, and we may face additional competition due to the fact that Moody National affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages 46 privately offered real estate programs sponsored by affiliates of our sponsor, all of which have investment objectives generally similar to our initial public offering. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other Moody National affiliates, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●     public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;

●     real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to acquisition fees, origination fees and disposition fees upon purchases and sales; and

●     the purchase of real estate assets from other Moody National affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, property management fees and disposition fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee or origination fee. Certain potential acquisition fees, origination fees and asset management fees payable to our advisor and property management and leasing fees payable to the property manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may incentivize our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Moody National affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

Our advisor may have conflicting fiduciary obligations if we acquire real estate assets from its affiliates or in joint ventures with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to invest in a property owned by, or make an equity or debt-related investment in, one of its affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may dispose of assets to our advisor, sponsor or their affiliates, which could cause us to enter into transactions on less favorable terms than we would receive from a third party.

We may dispose of assets to our advisor, sponsor or their affiliates. Our advisor, sponsor or their affiliates may make substantial profits in connection with such transactions. Because our independent directors would rely on our advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

The fees we pay to affiliates in connection with our initial publics offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, our property manager, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and could be in excess of amounts that we would otherwise pay to third parties for such services.

We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for other Moody National affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

Risks Related To Investments In Real Estate

Disruptions in the financial markets and deteriorating economic conditions could have a material adverse impact on our business.

We believe the risks associated with our business are more severe during market downturns. For example, a prolonged market downturn could negatively impact our real estate investments as a result of increased tenant delinquencies and/or defaults under our leases. In addition, lower demand for rentable space and oversupply of rentable space could lead to increased rent concessions, higher tenant improvement expenditures or reduced rental rates in order to maintain occupancies. Because we expect that some of our debt-related investments may consist of loans secured by real property, these same factors could also negatively affect the underlying borrowers and collateral of our investments. Our operations could be negatively affected to a greater extent if the current market downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment. We are unable to predict the duration of the current market downturn or future changes in national, regional or local economic, demographic or real estate market conditions.

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We will be subject to risks incident to the ownership of real estate assets including changes in national, regional or local economic, demographic or real estate market conditions. We will be subject to risks generally attributable to the ownership of real estate assets, including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of or demand for similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by our tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. The recent increase in mortgage defaults in the residential market has had a negative impact on the credit markets generally, which may have an adverse impact on our ability to finance property acquisitions, as well as have an adverse impact on economic conditions generally.

Changes in supply of, or demand for, similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

A market downturn or rise in interest rates could adversely impact occupancy, rental rates and our ability to collect rent from our tenants.

A market downturn may significantly affect occupancy, rental rates and our ability to collect rent from our tenants. For example, a market downturn or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also make it more difficult for us to dispose of these properties. Each of these events could have a material adverse impact on our cash flows, operating results and carrying value of investment property.

In cases in which one of our tenants is required to pay rent based on a percentage of the tenant’s income from its operations at the real property, the actual rental income we receive under such a lease may be inadequate to cover the operating expenses associated with the real property.

Rentals due under leases for retail properties may be based in part on the income of the retail tenant. In such cases where the tenant is required to pay rent based on a percentage of the tenant’s income from its operations at the real property, the actual rental income we receive under such a lease may be inadequate to cover the operating expenses associated with the real property if a tenant’s income is substantially lower than projected. In such case, we may not have access to funds required in the future to pay the operating expenses associated with the real property.

Real property that incurs a vacancy could be difficult to sell or re-lease.

Real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

We are dependent on tenants for revenue and our inability to lease our real properties or to collect rent from our tenants may adversely affect our results of operations and returns to our stockholders.

Certain of our real properties may be occupied by a single tenant. As a result, the success of those real properties will depend on the financial stability of a single tenant. Lease payment defaults by such tenants could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of revenue to pay any mortgage loan on the real property. In the event of such a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

We may not have funding for future tenant improvements, which may adversely affect the value of our properties, our results of operations and returns to our stockholders.

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We do not anticipate establishing, in the initial stages of our initial public offering, a general working capital reserve out of the proceeds from our public offering. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. We will also generally be responsible for real property taxes related to any vacant space. Additionally, some states may impose an entity level tax directly on us. For example, we could be subject to an entity level tax under recent amendments to the margins tax in the state of Texas. Such an entity level tax could adversely affect our cash flow.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real estate assets and tenants and may not compete successfully.

We will compete with numerous other persons or entities seeking to buy real estate assets or to attract tenants to real properties we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire real estate assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Our ability to make distributions to our stockholders will depend upon the ability of hotel managers to operate our hotels effectively.

We expect to initially invest a portion of the proceeds from our initial public offering in hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our third-party managers under future management agreements would have direct control of the daily operations of our hotels. We would not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believed the hotels were being operated in an inefficient or sub-optimal manner, we would not be able to require a change to the method of operation. Our only alternative for changing the operation of the hotels would be to replace the third-party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

Our ability to make distributions to stockholders will be impacted by the performance of the hotel managers in generating sufficient revenues from the hotels in excess of operating expenses. The hotel managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of the hotels, their ability to maintain and increase gross revenues and operating margins at the hotels and other factors. Therefore, any operating difficulties or other factors affecting the hotel managers’ ability to maintain and increase gross revenues and operating margins at the hotels could significantly adversely affect our financial condition and results of operations.

The recent market downturn has adversely affected the hospitality industry and may affect hotel operations for the hotels we acquire.

As part of the effects of the recent market downturn, the hospitality industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the hospitality industry, the hotels we acquire may experience declines in occupancy and average daily rates due to decline in travel. In addition, it is possible that these factors could have a material adverse effect on the value of hotels we acquire.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

The hospitality industry is generally characterized as being intensely competitive. To the extent we invest in hotel property, any investment will compete with existing and new hotels in their geographical markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. The principal competitive factors that will affect the hotel properties in which we may invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

If we decide to invest in hotel property, we expect to face significant competition for attractive hotel investment opportunities from other major real estate investors with significant capital, including both publicly traded REITs and private institutional investment funds. Because of competition from other well-capitalized real estate investors, we can provide no assurance that we will be able to acquire desired hotel properties. Where it is possible to acquire desired hotel properties, we can provide no assurance that we will be able to do so on favorable terms or that such properties will meet our return expectations or conform to our investment criteria. The competition to acquire attractive hotel investment opportunities could have an adverse effect on our financial condition and ability to pay distributions.

If we do not successfully attract and retain franchise flagships for hotel properties, our business will suffer, and this result will reduce the value of your investment.

Generally, we must attract and retain well-known hospitality franchises for any hotels we may choose to acquire to make these investments profitable. Certain hospitality franchises, including limited-service hotels, impose radius restrictions that limit the number of their hotels allowed within a certain distance of one another. Hospitality franchises also generally require that design and quality standards be met for guest room and common areas before a hospitality franchise will agree to provide the franchise agreement to operate a property. Compliance with these brand standards may impose significant costs upon us. If we are not able to attract and retain franchise flagships for our hotel properties because of location restrictions, the high cost of complying with design and quality standards, or any other reason, our business will suffer, and this result will reduce the value of your investment.

The hospitality industry is subject to unique, unforeseeable risks that may negatively impact our business and the value of your investment.

The hospitality industry is subject to unique, unforeseeable risks, such as natural disasters, pandemics and threats of pandemics, acts of terror and other catastrophes. We have no control over events of this type and they could have a substantial impact on the hospitality industry and our business if we decide to invest in hotel property. For example, the threat of an avian flu pandemic in an area where we have hotel properties could sharply reduce hotel room demand in that area and negatively impact our business. Because we are unable to control the timing, duration or magnitude of these unforeseen events, the negative impact upon our business could be great.

To the extent we invest in multifamily properties, our ability to make distributions to our stockholders may be adversely affected by short-term leases that expose us to the effects of declining market rent.

We may invest a portion of the proceeds from our initial public offering in multifamily properties. We expect that substantially all of our leases for such properties would be for a term of one year or less. Because these leases generally would permit the residents to leave at the end of the lease term without penalty, our rental revenues could be impacted by declines in market rents more quickly than for longer-term leases, which in turn could affect our ability to make distributions to our stockholders.

Competition due to overbuilding of multifamily properties may reduce our profitability and the return on your investment.

The multifamily property industry is highly competitive. We compete with many other entities in the multifamily property industry, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Because of the large number of competitors in this industry, overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. To the extent we invest in multifamily properties, this competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations.

To the extent we invest in retail properties, our performance will be linked to the market for retail space generally.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Retailers at our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

The recent market downturn has led to decreased consumer spending, which may have an adverse affect on tenants of our retail properties.

The recent market downturn has led to decreased consumer spending. This may adversely affect our retail investments because our income from such investments is derived from lease payments by tenants whose businesses depend on consumer spending. In addition, our ability to increase our revenues and operating income may depend on steady growth of demand for the products and services offered by the stores and companies located in the retail properties we own. A drop in demand for any reason could result in a reduction in tenant performance and consequently, adversely affect us.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

●     the possibility that our venture partner or co-tenant in an investment might become bankrupt;

●     that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

●     that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

●     the possibility that we may incur liabilities as a result of an action taken by such venture partner;

●     that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

●     the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

●     the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to you.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

Real properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. Our real properties may also be subject to resale restrictions. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may acquire properties in Canada to the extent that opportunities exist that may help us meet our investment objectives. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this Annual Report, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements such as the enactment of laws prohibiting or restricting the foreign ownership of property, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, laws restricting us from removing profits earned from activities within the country to the United States, including the payment of distributions, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and thus the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

Risks Associated with Real Estate Securities and Debt-Related Investments

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns for our stockholders.

As part of our investment strategy, we intend to acquire a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. We cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

The recent market downturn could negatively impact borrowers’ ability to pay principal and interest payments on mortgage loans we own.

The recent market downturn, in addition to other non-economic factors such as an excess supply of properties, has had a material negative impact on the values of commercial real estate. Due to declining real estate values, borrowers may be less able to pay principal and interest on our loans especially if the real estate economy continues to weaken. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to sell loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of your investment would be subject to fluctuations in interest rates.

If we invest in fixed-rate, long-term mortgage loans and market interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates, which would lower the proceeds we would receive in the event we sell such assets. If market interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in market interest rates.

The CMBS and CDOs in which we may invest are subject to several types of risks.

Commercial mortgage-backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Collateralized debt obligations, or CDOs, are a type of debt obligation that are backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage backed securities we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS and CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS and CDOs are also subject to several risks created through the securitization process. Subordinate CMBS and CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS and CDOs will not be fully paid. Subordinate securities of CMBS and CDOs are also subject to greater credit risk than those CMBS and CDOs that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our real estate securities investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Annual Report, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

Risks Associated With Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We may obtain lines of credit and long-term financing that may be secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with an explanation of the reasons for such excess. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Disruptions in the financial markets and deteriorating economic conditions could also adversely affect our ability to secure debt financing on attractive terms and the values of investments we make.

The capital and credit markets have recently experienced extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We expect to finance our investments in part with debt. As a result of recent turmoil in the credit markets, we may not be able to obtain debt financing on attractive terms or at all. As such, we may be forced to use a greater proportion of proceeds from our initial public offering to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Instability in the debt markets may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace Moody National Advisor I, LLC as our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets, but no hedging strategy can protect us completely. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

Federal Income Tax Risks

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes commencing with the taxable year in which we satisfy the minimum offering requirements. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of Alston & Bird LLP with respect to our qualification as a REIT. This opinion has been issued in connection with our initial public offering.

Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Alston & Bird LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Alston & Bird LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Alston & Bird LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we will. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership were properly treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing our operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the plan. For Federal income tax purposes, you will be taxed on this amount in the same manner as if you have received cash; namely, to the extent that we have current or accumulated earnings and profits, you will have ordinary taxable income. To the extent that we make a distribution in excess of such earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the tax basis in your stock, and the amount of the distribution in excess of such basis will be taxable as a gain realized from the sale of your common stock. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended, generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least four years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal and state income taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●     part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

●     part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

●     part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20.0% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65. Pursuant to such safe harbor, if a mezzanine loan is secured by interests in a pass-through entity, it will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

The use of TRS lessees would increase our overall tax liability.

Our TRS lessees and any other of our domestic taxable REIT subsidiaries will be subject to federal and state income tax on their taxable income, which in the case of our TRS lessees may consist of revenues from hotel properties leased by our TRS lessees net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of TRS lessees allows us to participate in the operating income from any hotel properties that may be acquired in addition to receiving rent, that operating income is fully subject to income tax. Such taxes could be substantial. The after-tax net income of our TRS lessees or other taxable REIT subsidiaries would be available for distribution to us.

We will incur a 100% excise tax on transactions with our TRS lessees or other taxable REIT subsidiaries that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm’s length rental amount, such amount potentially is subject to the excise tax. We intend that all transactions between us and our TRS lessees will continue to be conducted on an arm’s length basis and, therefore, that the rent paid by our TRS lessees to us will not be subject to the excise tax.

Foreign investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

We could lose our REIT status if we decide to purchase hotel properties and the hotel management company with which we enter into hotel management agreements fails to qualify as an “eligible independent contractor” under the Internal Revenue Code.

The hotel properties leased by our TRS lessees must be operated by an “eligible independent contractor” as defined in the Internal Revenue Code for the rental income from any TRS lessees to qualify as rents from real property under the applicable REIT income tests. To qualify as an “eligible independent contractor,” a hotel management company must satisfy certain requirements, including that the hotel management company may not own, directly or indirectly, more than 35% of our capital stock and not more than 35% of the hotel management company may be owned, directly or indirectly, by one or more persons owning 35% or more of our capital stock. For purposes of determining whether these ownership limits are satisfied, actual ownership as well as constructive ownership under the rules of Section 318 of the Internal Revenue Code (with certain modifications) is taken into account. Each of our TRS lessees will hire a hotel management company that we expect to qualify as an “eligible independent contractor,” including a hotel management company operated by us, to manage and operate the hotel properties leased by our TRS lessee. However, constructive ownership under Section 318 of the Internal Revenue Code resulting, for example, from relationship between a hotel management company and any of our stockholders could impact such hotel management company’s ability to satisfy the applicable ownership limits. Discovery of any such relationship could disqualify such hotel management company as an “eligible independent contractor,” which could in turn cause us to fail to qualify as a REIT. If we fail to qualify for or lose our status as a REIT, we would be subject to federal income tax on our taxable income. In addition, the hotel management company’s failure to qualify as an eligible independent contractor may or may not give us the right to terminate the operative management agreement without incurring substantial costs.

Retirement Plan Risks

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, you should consider:

●     whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act, or ERISA, and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

●     whether your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

●     whether your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

●     whether your investment will impair the liquidity of the plan or IRA;

●     whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

●     your need to value the assets of the plan annually.

You also should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan or IRA. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with Moody National Advisor I, LLC and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” Moody National Advisors I, LLC and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, Moody National Advisors I, LLC and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2009, we had neither purchased any real estate or made any other investments nor identified any probable investments.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our primary offering. Our charter does not require our board of directors to pursue a liquidity event at any particular time, or at all. However, we expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our shares of our common stock or to participate in any future offering of our common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Stockholder Information

As of March 15, 2010, there was one holder of record of our common shares. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Distributions

To qualify as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. We intend to accrue and make distributions on a monthly basis beginning no later than the first calendar month after the month in which the minimum offering requirements are met. In connection with a distribution to our stockholders, our board of directors will approve a monthly distribution of a certain dollar amount per share of our common stock.  If we do not have sufficient funds from operations to make distributions, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment plan. As of December 31, 2009, we had not paid any distributions.

Use of Offering Proceeds

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share.

We may not sell any shares in our initial public offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments are placed in an account held by our escrow agent in trust for subscribers’ benefit. If we do not raise $2,000,000 in the offering by April 15, 2010, we may terminate the offering and refund all subscription proceeds held in the escrow account. We may elect to amend the terms of our initial public offering to extend the minimum offering period for up to an additional 120 days.

After raising the minimum offering amount of $2,000,000, the offering will terminate no later than April 15, 2011, unless extended. As of December 31, 2009, we had not raised the minimum offering amount and had received $111,500 of subscriptions to be held in escrow.

As of the date of this Annual Report, we have not purchased any real estate or made any other investments, and we have not identified any probable investments.

During the fiscal year ended December 31, 2009, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

ITEM 6.	Selected Financial Data

As of December 31, 2009, we had not yet commenced material operations or entered into any arrangements to acquire any specific investments. See the consolidated balance sheets and consolidated statements of equity and cash flows included in our accompanying consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto.  Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. Our targeted investments include hotel, multifamily, office, retail and industrial properties. We may also invest in real estate securities and debt-related investments. As of December 31, 2009, neither we nor our subsidiary have contracted to purchase any properties or other investments. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We have initially been capitalized with $200,000 from the sale of 22,222 shares of our common stock to our sponsor, Moody National REIT Sponsor, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

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

As of December 31, 2009, we had received subscriptions to purchase approximately $111,500 in shares, or 11,150 shares, of our common stock. Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2,000,000 of shares of common stock have been received and accepted by us. We are currently in negotiations with a group of investors to raise the minimum offering amount of $2,000,000 by April 15, 2010. We may elect to amend the terms of our initial public offering to extend the minimum offering period for up to an additional 120 days.

We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate real estate assets.

Our ability to continue as a going concern is dependent on raising the minimum offering amount and additional funds to enable us to pursue our acquisition strategy. Due to the uncertainties described above, there is substantial doubt about whether we will be able to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liability amounts that may be necessary if we are unable to continue as a going concern.

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

Review of our Policies

Our board of directors, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of our stockholders because: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; and (3) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit has resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans.

These disruptions in the financial markets have increased the cost of credit in the commercial real estate sector. Due to the recent economic downturn, equity and debt capital available for investment in commercial real estate is limited, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. We believe that the current economic environment provides unique investment opportunities; however, a continuing decline in the overall economy and availability of credit could adversely impact our operations and investments.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real estate assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs from operations for items other than asset acquisitions. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. As of December 31, 2009, we have not made any acquisitions or investments in real estate or otherwise.  There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. As of December 31, 2009, we have not identified any sources for these types of financings.

Results of Operations

During the period from our inception (January 15, 2008) to December 31, 2009, we had been formed but had not yet commenced real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 15, 2009. As of December 31, 2009, we had not raised the minimum offering amount of $2,000,000 in our initial public offering and therefore had not yet commenced operations.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by April 15, 2010, we may terminate our initial public offering and return all subscription proceeds held in the escrow account, subject to our right to extend the minimum offering period by up to 120 days.  In the event that we do not raise the minimum offering amount of $2,000,000 by April 15, 2010, or such later date as the minimum offering period may be extended to, we will have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs.  As of December 31, 2009, our advisor and its affiliates have incurred organization costs of approximately $871,000 and offering costs of approximately $1,851,000 on our behalf. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.

We also pay our independent directors an annual retainer of $50,000 plus fees for attendance at board and committee meetings. At December 31, 2009, independent director fees of approximately $142,000 had been incurred by our advisor on our behalf.

Critical Accounting Policies

General

Our accounting policies have been established to conform with generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year in which we satisfy the minimum offering requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We plan to lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We will account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property will be allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs will be charged to expense as incurred. Initial valuations are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

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

However, our advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of our real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded in our consolidated financial statements. These variances could be material to our results of operations and financial condition.

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

Investments in Real Estate Securities

Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although management generally intends to hold most of our investments in real estate securities until maturity, management may, from time to time, sell any of these assets as part of the overall management of our portfolio. Accordingly, all of our real estate securities will be classified as available-for-sale. All assets classified as available-for-sale will be reported at fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our consolidated statements of operations. To the extent that volatile market conditions persist or deteriorate, they may negatively impact our ability to both acquire and sell any real estate-related securities holdings at a price and with terms acceptable to us, and we could be required to recognize impairment charges in our consolidated statement of operations.  If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our consolidated statements of operations.

Principles of Consolidation

Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of variable interest entities, or VIEs, in which we are deemed to have the controlling financial interest.  We will have the controlling financial interest if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to it.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which we have an investment is a VIE.  The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

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

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of our properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash will include funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The Accounting Standards Codification, or the Codification. Effective September 30, 2009, the Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements. However, our references to accounting literature within our notes to the consolidated financial statements have been revised to conform to the Codification classification.

The January 1, 2009 adoption of revised provisions regarding classification of noncontrolling interests within the Codification topic of consolidation did not have a material impact on our financial condition. The adoption has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in our operating partnership to a new component of equity as noncontrolling interest. The noncontrolling interest relating to the special units in our operating partnership of $1,000 will remain classified between liability and equity pursuant to the Codification topic of consolidation.

In May 2009, we adopted the revised guidance on management’s assessment of the Codification topic of subsequent events and we incorporated this guidance into our accounting literature. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted this guidance in the second quarter of 2009 and determined that there was no material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of a Variable Interest Entity.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  The adoption of this new guidance will not have a material impact on our financial statements, but will result in additional disclosures.

Inflation

With the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of December 31, 2009, we have not entered into any leases.

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

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.  Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment plan. As of December 31, 2009, we had not paid any distributions.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view. FFO is used as a supplemental measure in conjunction with net income. FFO is not defined by GAAP and should not be considered as an alternative to net income as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation. As of December 31, 2009, we had not commenced real estate operations, and so we had no calculation of FFO as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements other than the potential reimbursement of our organizational and offering costs that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

During the period from December 31, 2009 to March 31, 2010, we received subscriptions to purchase $20,000 in shares, or 2,000 shares, of common stock, and refunded $55,000 in subscription proceeds to investors which had previously subscribed for shares of common stock.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of December 31, 2009, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

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

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, as other affiliates of our advisor. As a result, these individuals will be subject to conflicts of interest in allocating their time between us and other activities and operations of our advisors and its affiliates and between fiduciary duties owed to us and to those entities. Please see Item 1A “Risk Factors—Risks Related To Conflicts of Interest.”

All of our executive officers serve at the pleasure of the board of directors. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Each of our directors will serve until the next annual meeting of our stockholders or until his or her successor has been duly elected and qualified.

On March 23, 2010, W. Pretlow Riddick, one of our independent directors, notified us of his resignation as a member of the board of directors, effective as of the date of the election of Mr. Riddick’s successor on the board of directors.  Mr. Riddick had served as a member of the board of directors since 2009 and was a member of both our audit committee and our investment committee. On March 25, 2010, the remaining members of the board of directors accepted Mr. Riddick’s resignation and nominated Mr. Lawrence S. Jones to be elected to the board of directors by our sole stockholder in order to fill the vacant seat on the board of directors created by the resignation of Mr. Riddick. On March 25, 2010, the board of directors also nominated the remaining current directors to be re-elected to the board of directors by our sole stockholder.

On March 25, 2010, our sole stockholder, acting by unanimous written consent in lieu of an annual meeting, elected Mr. Jones and each of our other current directors, each to serve until the next annual meeting of our stockholders (or written consent in lieu thereof) and until their respective successors are duly qualified and elected or until their earlier death, resignation or removal.  On March 25, 2010, the board of directors appointed Mr. Jones and Mr. William H. Armstrong, III to serve on the audit committee and the investment committee, respectively, in order to fill the vacant seats on the audit committee and the investment committee created by the resignation of Mr. Riddick

Our current directors and executive officers are listed below:
Name	Age	Position
Brett C. Moody	46	Chairman of the Board, Chief Executive Officer and President
W. Kyle Bebee	30	Executive Vice President and Director
Robert W. Engel	55	Chief Financial Officer and Treasurer
Mary E. Smith	34	Vice President, Securities Counsel and Secretary
Adam S. Wilk	33	Vice President and Real Estate Counsel
William H. Armstrong, III	45	Independent Director
Lawrence S. Jones	63	Independent Director
John P. Thompson	46	Independent Director

Brett C. Moody has served as our Chairman of the Board, Chief Executive Officer and President since January 2008, the month in which our Company was formed. He also serves as Chief Executive Officer and President of our advisor. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody Realty Corporation, Moody Management Corporation, Moody National Development Company, L.P., Moody National Construction, LLC, and Moody National Exchange, LLC and their respective subsidiaries, collectively referred to as the Moody National Companies Organization. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies Organization’s team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program.

Our board of directors, excluding Mr. Moody, has determined that the leadership positions previously and currently held by Mr. Moody, and the extensive experience he has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Moody with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Moody is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

W. Kyle Bebee has served as our Executive Vice President and as one of our directors since January 2008, the month in which our Company was formed. Mr. Bebee also serves as Director of Real Estate Investment for the Moody National Companies Organization. As Director of Real Estate Investment, Mr. Bebee directs all real estate acquisition efforts of the Moody National Companies Organization. Under his tenure, Mr. Bebee has been responsible for well over $1 billion in deal volume including the investment of over $400 million of equity from 1,000 plus investors. Prior to joining the Moody National Companies Organization in December 2004, Mr. Bebee was an investment banker with Challenger Capital Group in Dallas, Texas from September 2004 to December 2004 where he worked in mergers and acquisitions and raised capital for private placements. Mr. Bebee started his career as an analyst for the Blackstone Group in New York for its Real Estate Private Equity Fund where he worked from June 2003 to August 2004. While in New York, Mr. Bebee also worked for a division of Merrill Lynch assisting with debt and equity investments from June 2002 to August 2002. Mr. Bebee has a Bachelor of Business Administration from Texas A&M University in College Station, Texas where he graduated magna cum laude.

 Our board of directors, excluding Mr. Bebee, has determined that Mr. Bebee’s substantial experience acquiring real estate for Moody National Companies Organization and his skills developed from raising capital and completing transactions as an investment banker and analyst have provided Mr. Bebee with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Bebee is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Robert W. Engel has served as our Chief Financial Officer and Treasurer since January 2008, the month in which our Company was formed. In addition, Mr. Engel also serves as the Chief Financial Officer — Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel has a Bachelor of Business Administration with highest honors with a major in Accounting from the University of Texas at Austin in Austin, Texas. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA.

Mary E. Smith has served as our Vice President, Securities Counsel and Secretary since January 2008, the month in which our Company was formed. Ms. Smith also serves as General Counsel — Securities for the Moody National Companies Organization. Prior to joining the Moody National Companies Organization in June 2007, Ms. Smith was an attorney at Luce, Forward, Hamilton & Scripps LLP between October 2000 and May 2007, where she specialized in corporate and securities transactions with an emphasis on the representation of sponsors in private placements and real estate syndications, including limited partnerships, limited liability companies and tenant-in-common interests. Ms. Smith has acted as securities counsel in over $1 billion of tenant-in-common acquisitions including office buildings, retail centers, shopping malls, apartment buildings, assisted living facilities and hotels. Ms. Smith holds a Bachelor of Arts in English Literature and Political Science, summa cum laude, from the University of Southern California in Los Angeles, California and a Juris Doctorate from the University of California, Berkeley (Boalt Hall) in Berkeley, California. Ms. Smith holds Series 7, 24 and 63 licenses with FINRA.

 Adam S. Wilk has served as our Vice President and Real Estate Counsel since January 2008, the month in which our Company was formed. Mr. Wilk is the General Counsel — Real Estate of the Moody National Companies Organization. Since joining the Moody National Companies Organization in October 2006, Mr. Wilk has been responsible for the acquisition of approximately 40 commercial real estate sites valued at approximately $700,000,000. Prior to joining the Moody National Companies Organization, Mr. Wilk worked for the law firm of Bracewell & Giuliani LLP from September 2002 to September 2006, specializing in commercial real estate and energy transactions, including the sale, acquisition, leasing, developing and financing of hotel, office, retail industrial and energy facilities. Mr. Wilk holds a Bachelor of Business Administration and a Doctor of Jurisprudence, both from the University of Texas at Austin in Austin, Texas.

William H. Armstrong III has served as one of our independent directors since January 2008, the month in which our Company was formed. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company that acquires, develops, manages and sells residential and commercial real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992 and has served as Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong received his B.A. in Economics from the University of Colorado in Boulder, Colorado.

 Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorship, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Armstrong is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Lawrence S. Jones has served as one of our independent directors since March 2010.  Mr. Jones is currently the Managing Director of Encore Opportunity Fund I, L.P., a private real estate fund. Prior to joining Encore Opportunity Fund I in August, 2008, Mr. Jones served as a senior audit partner at PricewaterhouseCoopers LLP from September 1999 to June 2007, where he was the Financial Services Industry leader for the Dallas and Houston markets from September 1999 to July 2006. Prior to joining PricewaterhouseCoopers LLP, Mr. Jones served from March 1998 to June 1999 as Executive Vice President and Treasurer of Wyndham International, Inc., a leading upscale and luxury hotel operating company.  Mr. Jones began his career in 1972 at Coopers & Lybrand, a predecessor of PricewaterhouseCoopers LLP, and served as the partner in charge of Coopers & Lybrand’s national REIT practice from 1992 until March 1998. From July 1982 to June 1984, Mr. Jones served as a Professional Accounting Fellow with the Office of the Chief Accountant of the Securities and Exchange Commission in Washington, D.C.  Mr. Jones has previously served as a director of the Dallas Arts District Alliance and is currently a member of the National Association of Corporate Directors, the National Association of Real Estate Investment Trusts (NAREIT), the Urban Land Institute (ULI) and the American Institute of Certified Public Accountants. Mr. Jones is a past-President of the Haas School of Business Alumni Association (University of California at Berkeley).  Mr. Jones received a Bachelor of Arts degree in Economics and Corporate Finance from the University of California at Berkeley and a Master’s Degree in Corporate Finance from UCLA.

 Our board of directors, excluding Mr. Jones, has determined that Mr. Jones’ experience developing, managing and disposing of commercial real estate has provided Mr. Jones with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Jones is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

John P. Thompson has served as one of our independent directors since January 2008, the month in which our Company was formed. Mr. Thompson is the founder of PinPoint Commercial, which provides real estate services focusing on industrial, retail and medical related projects primarily in Texas. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial broker with CB Richard Ellis, Inc. Mr. Thompson received his Bachelor of Business Administration in Finance from the University of Texas at Austin in Austin, Texas.

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Thompson is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Messrs. William H. Armstrong, III, Lawrence S. Jones and John P. Thompson, all of whom are independent directors. Mr. Jones currently serves as the chairman of the audit committee and has been designated by the board of directors as the “audit committee financial expert” pursuant to the requirements of Item

 407(d)(5) of Regulation S-K promulgated by the SEC under the Exchange Act.

Investment Committee

Our board of directors also has a separately designated investment committee. Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investment in specific real estate assets proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors. Our investment committee must at all times be comprised of a majority of independent directors. The investment committee is comprised of three directors, two of whom are independent directors. The current members of the investment committee are Messrs. Brett C. Moody, John P. Thompson and William H. Armstrong, III, with Mr. Moody serving as the chairman of the investment committee.

With respect to real estate assets, the board of directors has delegated to the investment committee the authority to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, for a purchase price, total project cost or sales price of up to $30,000,000, including the financing of such acquisitions and developments. The board of directors, including a majority of the independent directors, must approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, for a purchase price, total project cost or sales price greater than $30,000,000, including the financing of such acquisitions and developments.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

ITEM 11.	Executive Compensation

Compensation of our Executive Officers

We currently have no employees. Our day-to-day management functions are performed by our advisor and its related affiliates. Our executive officers are all employees of our advisor and our sponsor. We do not pay any of these individuals for serving in their respective positions. See “Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliated companies.

Compensation of our Directors

The following table sets forth the compensation earned by our directors in 2009.

Name	Fees Earned or Paid in Cash(1)
Brett C. Moody	$—
W. Kyle Bebee	$—
William H. Armstrong, III	$44,667
W. Pretlow Riddick (2)	$44,667
John P. Thompson	$53,001

(1)
The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers prorated based on the number of full months following the date on which the Independent Directors Compensation Plan was adopted, or February 13, 2009.  As of December 31, 2009, independent director fees of approximately $142,000 had been incurred by our advisor on our behalf.

(2)	Mr. Riddick resigned from his position as a member of the board of directors effective March 25, 2010.

We pay each of our independent directors an annual retainer of $50,000, plus $2,000 per in-person board meeting attended, $1,500 per in-person committee meeting attended and $1,000 for each telephonic meeting; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting.  We also pay the audit committee chairperson an additional annual retainer of $10,000 and reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

We will grant each of our independent directors 5,000 shares of restricted stock when and if we raise the minimum offering amount of $2,000,000. Each new independent director that subsequently joins our board of directors will receive 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. We have reserved 2,000,000 shares of common stock to be granted as restricted stock to the independent directors pursuant to our Long-Term Incentive Plan. No restricted stock has been granted as of December 31, 2009.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2009.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holder:	―	N/A	2,000,000
Equity compensation plans not approved by security holder:	―	N/A	N/A
Total	―		2,000,000

The following table sets forth the beneficial ownership of our common stock as of March 30, 2010 for each person or group that holds more than 5.0% of our common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.

 Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 6363 Woodway Drive, Suite 110, Houston, Texas 77057.

	Number of Shares	Percent of All
Name of Beneficial Owner(1)	Beneficially Owned	Shares
Moody National REIT Sponsor, LLC(2)	22,222	100%
Brett C. Moody(2)	22,222	100%
W. Kyle Bebee	―	―
Robert W. Engel	―	―
Mary E. Smith	―	―
Adam S. Wilk	―	―
William H. Armstrong, III	―	―
Lawrence S. Jones	―	―
W. Pretlow Riddick (3)	―	―
John P. Thompson	―	―
All directors and executive officers as a group	22,222	100%

(1)
Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	As of December 31, 2009, Moody National REIT Sponsor, LLC owns all of our issued and outstanding stock. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

(3)	Mr. Riddick resigned from his position as a member of the board of directors effective March 25, 2010.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2009 in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with examining and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Ownership Interests

Our sponsor purchased 22,222 shares of our common stock for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. On January 18, 2008, we formed our operating partnership. Moody National LPOP I, or Moody LPOP, made an initial capital contribution of $1,000 to our operating partnership in exchange for common units and our affiliate, Moody Holdings, contributed $1,000 to our operating partnership in exchange for special units.

As of December 31, 2009, Moody LPOP owned 100% of the outstanding limited partnership interests in our operating partnership and Moody Holdings owned 100% of the special units issued by our operating partnership.  We are the sole general partner of the operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings will not be entitled to receive any other distributions.

We have not paid any distributions to Moody Holdings pursuant to its subordinated participation interest.

Our Relationships with our Advisor and our Sponsor

Moody National Advisor I, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors.

Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in January 2008 and is indirectly owned by our sponsor, Moody National REIT Sponsor, LLC. Mr. Moody, our Chairman of the Board, Chief Executive Officer and President also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, as other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

●
We pay our advisor an acquisition fee of 1.5% of (1) the cost of an investment acquired directly or (2) our allocable cost of real property acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. For the year ended December 31, 2009, we did not pay our advisor any acquisition fees.

●
We pay our advisor an origination fee of 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. For the year ended December 31, 2009, we did not pay our advisor any origination fees related to our investments.

●
We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2009, we did not pay our advisor any asset management fees.

●
We pay our advisor a debt financing fee of 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. Our advisor may pay some or all of the fees to third parties if it subcontracts to coordinate financing. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. For the year ended December 31, 2009, we did not pay our advisor any debt financing fees.

●
We pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2009, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses, subject to the limitations described below under the heading “2%/25% Guidelines”:

●
We reimburse our advisor for organization and offering expenses up to 15.0% of the gross offering proceeds from our public offering once the minimum offering has been achieved. These expenses include actual legal, accounting, printing and other accountable offering expenses, including amounts to reimburse our advisor or Moody Securities, LLC, our dealer manager, for marketing related costs and expenses such as expenses relating to travel and entertainment expenses, technology costs and payment or reimbursement of bona fide due diligence expenses. For the year ended December 31, 2009, we did not reimburse our advisor for organization and offering expenses. As of December 31, 2009, our advisor had paid approximately $2,722,000 of organization and offering costs on our behalf.

●
We reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives a separate fee. For the year ended December 31, 2009, we did not reimburse our advisor for any administrative services.

●
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2009, we did not reimburse our advisor for any acquisition expenses.

2%/25% Guidelines

As described above, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for operating expenses that for the four consecutive fiscal quarters then ended, or the Expense Year, exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the 2%/25% Guidelines, and our advisor must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Guidelines in the Expense Year.

Our “average invested assets” for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our “net income” for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all costs and expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to our advisor’s subordinated participation interest in the operating partnership.

Our advisor must reimburse the excess expenses to us during the fiscal quarter following the end of the Expense Year unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess expenses may be carried forward to and reimbursed in the subsequent Expense Year. If the independent directors determine that the excess expenses were justified, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination. In accordance with the advisory agreement, we will recognize amounts not exceeding the 2%/25% Guidelines on a quarterly basis once we commence operations.

Our advisory agreement has a one-year term expiring April 15, 2010, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offering of common stock is Moody Securities, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc., or FINRA.  As the dealer manager for our offering, Moody Securities is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our offering. Our dealer manager agreement with Moody Securities provides for the following compensation:

●
We will pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our primary offering, all of which may be reallowed to participating broker-dealers. However, we will not pay our dealer manager any such selling commissions until we raise the minimum offering amount.

●
We will pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our primary offering, a portion of which may be reallowed to participating broker-dealers. However, we will not pay our dealer manager any such fee until we raise the minimum offering amount.

●
We will reimburse the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in the offering, including shares sold pursuant to our distribution reinvestment plan. These due diligence expenses will not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our initial public offering, and we have the right to require detailed and itemized invoices for any such expenses. We will also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. From April 15, 2009, the date the SEC declared our offering effective, through December 31, 2009, our dealer manager incurred $28,098 of such expenses for which we will reimburse our dealer manager when and if we raise the minimum offering amount.

Conflict Resolution Procedures

As discussed above, we are subject to potential conflicts of interest arising out of our relationship with our advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, the terms and conditions on which various transactions might be entered into by us and our advisor or its affiliates and other situations in which our interests may differ from those of our advisor or its affiliates. We have adopted the procedures set forth below to address these potential conflicts of interest.

Priority Allocation of Investment Opportunities

Our advisor has agreed that we will have the first opportunity to acquire any investment in an income-producing retail property identified by our sponsor or advisor that meets our investment criteria, for which we have sufficient uninvested funds. Our advisor will make this determination in good faith. Our board of directors, including the independent directors, has a duty to ensure that the method used by our advisor for the allocation of the acquisition of real estate assets by two or more affiliated programs seeking to acquire similar types of real estate assets is reasonable and is applied fairly to us.

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

●
the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreement, and the agreement with our dealer manager;

●	transactions with affiliates, including our directors and officers;

●	awards under our Long-Term Incentive Plan; and

●	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Compensation Involving Our Advisor and its Affiliates

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation will be based on the factors set forth below as well as any other factors deemed relevant by the independent directors:

●	the quality and extent of the services and advice furnished by our advisor;

●	the amount of fees paid to our advisor in relation to the size, composition and performance of our investments;

●	the success of our advisor in generating investment opportunities that meet our investment objectives;

●	rates charged to other externally advised REITs and similar investors by advisors performing similar services;

●	additional revenues realized by our advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;

●	the performance of our investments, including income, conservation and appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

●	the quality of our investments relative to the investments generated by our advisor for its own account.

The independent directors shall record these factors in the minutes of the meetings at which they make such evaluations.

Acquisitions, Leases and Sales Involving Affiliates

We will not acquire or lease real estate assets in which our advisor or its affiliates or any of our directors has an interest without a determination by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our advisor or its affiliates or such director unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any property at an amount in excess of its appraised value as determined by an independent appraiser. We will not sell or lease real estate assets to our advisor or its affiliates or to our directors unless, as required by our charter, a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) determine the transaction is fair and reasonable to us.

Mortgage Loans Involving Affiliates

Our charter prohibits us from investing in or making mortgage loans, including when the transaction is with our advisor or our directors or any of their affiliates, unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any lien or other indebtedness of our advisor, our directors or any of their affiliates.

Issuance of Options and Warrants to Certain Affiliates

Our charter prohibits the issuance of options or warrants to purchase our common stock to our advisor, our directors or any of their affiliates (1) on terms more favorable than we would offer such options or warrants to unaffiliated third parties or (2) in excess of an amount equal to 10.0% of our outstanding common stock on the date of grant.

Repurchase of Shares of Common Stock

Our charter prohibits us from paying a fee to our advisor or our directors or any of their affiliates in connection with our repurchase or redemption of our common stock.

Loans and Expense Reimbursements Involving Affiliates

We will not make any loans to our advisor or our directors or any of their affiliates except mortgage loans for which an appraisal is obtained from an independent appraiser. In addition, we will not borrow from these persons unless the independent directors approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or our advisor or its affiliates.

In addition, our directors and officers and our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the 2%/25% Guidelines.

Director Independence

We have a five-member board of directors. Two of our directors, Brett C. Moody and W. Kyle Bebee, are affiliated with our sponsor and its affiliates, and we do not consider them to be independent directors. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts.

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (ii) employment by our sponsor, our advisor, or any of their affiliates; (iii) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for us; (v) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (vi) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

ITEM 14.	Principal Accountant Fees and Services

Independent Auditors

The audit committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, or Deloitte, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. The audit committee reviewed the audit and nonaudit services performed by Deloitte, as well as the fees charged for such services. In its review of the nonaudit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of our financial statements for the year ended December 31, 2009 and 2008, and the percentage of non-audit fees that were preapproved by the audit committee, are set forth in the table below.

	2009		2008
	Fees	Percentage of Services Approved by Audit Committee	Fees	Percentage of Services Approved by Audit Committee
Audit fees	$210,778	100%	$69,096	100%
Audit-related fees	46,196	100%	—	—
Tax fees	9,500	100%	—	—
All other fees	—	—	—	—
Total	$266,474	100%	$69,096	100%

For purposes of the preceding table, Deloitte’s professional fees are classified as follows:

●
Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

●
Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●
Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Moody National REIT I, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Equity for the year ended December 31, 2009 and for the Period from January 15, 2008 (date of inception) to December 31, 2008

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and for the Period from January 15, 2008 (date of inception) to December 31, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

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

10.2
Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.3	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-

150612) and incorporated herein by reference).

10.4
Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

10.5
Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: March 31, 2010	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010
/s/ Brett C. Moody
Brett C. Moody

/s/ W. Kyle Bebee	Executive Vice President and Director	March 31, 2010
W. Kyle Bebee

/s/ Robert W. Engel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2010
Robert W. Engel

/s/ William H. Armstrong	Director	March 31, 2010
William H. Armstrong, III

/s/ Lawrence S. Jones	Director	March 31, 2010
Lawrence S. Jones

/s/ John P. Thompson	Director	March 31, 2010
John P. Thompson

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

10.2
Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

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

10.5
Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Consolidated Financial Statements

Page Number

Moody National REIT I, Inc.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Equity for the year ended December 31, 2009 and for the Period from January 15, 2008 (date of inception) to December 31, 2008	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2009 and for the Period from January 15, 2008 (date of inception) to December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Moody National REIT I, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of equity, and cash flows for the year ended December 31, 2009 and for the period January 15, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and its cash flows for the year ended December 31, 2009 and for the period January 15, 2008 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is required to raise the minimum offering amount of $2 million by April 15, 2010.  As of March 31, 2010 the Company had received subscriptions to purchase approximately $76,500 in shares of the Company’s common stock in the Company’s initial public offering. The Company may elect to amend the terms of its initial public offering to extend the minimum offering period for up to an additional 120 days.   Should the Company not raise the minimum offering amount during the minimum offering period it will be required to return all funds held in escrow (including interest) to the subscription holders and the offering will cease.  Management’s plans concerning this matter are also discussed in Note 1 to the consolidated financial statements. This condition raises substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Houston, Texas
March 31, 2010

MOODY NATIONAL REIT I, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Cash	$202,000	$202,000
Escrowed investor proceeds	111,509	—

Total Assets	$313,509	$202,000

LIABILITIES AND EQUITY
Liabilities:
Subscriptions for common stock	$111,509	$—

Total Liabilities	111,509	—

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 issued and outstanding	222	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,778	199,778
Total stockholders’ equity	200,000	200,000
Noncontrolling interest- 100 common units of the Operating Partnership	1,000	1,000
Total Equity	201,000	201,000

TOTAL LIABILITIES AND EQUITY	$313,509	$202,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Noncontrolling Interest
	Number of Shares	Par Value	Number of Shares	Par Value		Number of Units	Par Value	Total Equity

Balance at January 15, 2008 (date of inception)	—	$—	—	$—	$—	—	$—	$—

Issuance of common stock and operating partnership units, net	22,222	222	—	—	199,778	100	1,000	201,000

Balance at December 31, 2008	22,222	222	—	$—	$199,778	100	$1,000	$201,000

Balance at December 31, 2009	22,222	222	—	$—	$199,778	100	$1,000	$201,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31, 2009	January 15, 2008 (date of inception) through December 31, 2008

Cash flows from financing activities
Issuance of common stock	$—	$200,000
Issuance of non-controlling interest in operating partnership	—	1,000
Issuance of special partnership units		1,000
Change in subscriptions for common stock	111,509	—
Escrowed investor proceeds	(111,509)	—
Cash provided by financing activities	—	202,000

Net change in cash and cash equivalents	—	202,000
Cash and cash equivalents at beginning of period	202,000	—
Cash and cash equivalents at end of period	$202,000	$202,000

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008
1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 4, the Company sold shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31. The Company has not begun operations as of December 31, 2009.

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan. On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. Pursuant to the terms of the Company’s public offering, subscription proceeds are placed in escrow until the Company has received subscriptions aggregating at least $2,000,000.  If the Company does not raise the minimum offering amount of $2,000,000 by April 15, 2010, the Company may terminate its offering and refund all subscription proceeds held in the escrow account. The Company will initially offer shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant. The Company intends to use substantially all of the net proceeds from its public offering to invest in a diverse portfolio of real estate assets as described below.

As of December 31, 2009, the Company had not received subscriptions for the minimum offering amount of $2,000,000 and therefore had not yet commenced operations. The Company is currently in negotiations with a group of investors to raise the minimum offering amount of $2,000,000 by April 15, 2010. In the current economic climate, the rate at which issuers are able to raise capital has decreased.

Contingent on raising the minimum offering amount, the Company expects to receive additional proceeds from its public offering as it believes investors have refrained from investing in the Company until after it has raised the minimum offering amount in order to seek to maximize their returns on their investment. The Company may elect to amend the terms of its initial public offering to extend the minimum offering period for up to an additional 120 days. The Company’s ability to continue as a going concern is dependent on raising the minimum offering amount and additional funds to enable the Company to pursue its acquisition strategy. Due to the uncertainties described above, there is substantial doubt about whether the Company will be able to continue as a going concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liability amounts that may be necessary if the Company is unable to continue as a going concern.

The Company intends to use the net proceeds from its public offering to acquire a diversified portfolio of direct real properties, real estate securities and debt-related investments. The Company’s direct real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During the initial stages of the Company’s public offering, the Company anticipates investing primarily in hotel properties. The Company’s portfolio will also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage, mezzanine and other loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies.

The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company. Advisor is an affiliate of Sponsor, the Company’s sole stockholder. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

Substantially all of the Company’s business will be conducted through Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC, (“Moody Holdings”), affiliates of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody Holdings invested $1,000 in the OP and, in exchange for such investment, was issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of its public offering to the OP as a capital contribution. The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the advisory agreement between the Company and the Advisor or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the advisory agreement by the Company for cause, all of the Special Units will be redeemed for $1. Upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiary, Moody National Operating Partnership I, L.P. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures through which the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest.  The Company will have the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to it.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE.  The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

Organization and Offering Costs

Organization and offering costs of the Company will be incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor, the Company and the OP will be obligated to reimburse Advisor for organization and offering costs once the minimum offering of $2,000,000 is achieved. In the event the minimum offering amount is not sold to the public by April 15, 2010, the Company may terminate the initial public offering and have no obligation to reimburse Advisor for any organizational and offering costs. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15% of the aggregate gross proceeds from the sale of the Company’s shares of common stock in the

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

Company’s public offering. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of December 31, 2009, organization costs of approximately $871,000 and offering costs of approximately $1,851,000 were incurred by Advisor on the Company’s behalf. The Company will begin to accrue for organization and offering costs once the minimum offering of $2,000,000 has been sold under the Company’s public offering.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year in which the Company raises the minimum offering amount. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

Concentration of Credit Risk

As of December 31, 2009, the Company did not have cash on deposit in excess of federally insured levels and the Company has not experienced any losses in its account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property will be allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs will be charged to expense as incurred. Initial valuations are subject to change until the information is finalized, which will be no later than twelve months from the acquisition date.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

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

In allocating the purchase price of each of the Company’s properties, Advisor will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates will be obtained from independent third party appraisals. However, Advisor will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of the Company’s real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

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

 Investments in Real Estate Securities

Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, the Company may, from time to time, sell any of these assets as part of the overall management of its portfolio. Accordingly all of the Company’s real estate securities assets will be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through the Company’s consolidated statements of operations. To the extent that volatile market conditions persist or deteriorate, they may negatively impact the Company’s ability to both acquire and sell any real estate-related securities holdings at a price and with terms acceptable to the Company, and the Company could be required to recognize impairment charges in its consolidated statement of operations. If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in the Company’s consolidated statements of operations.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

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

The Company will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, the Company may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of its properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash will include funds received by third party escrow agents, from sellers, pertaining to master lease agreements. The Company will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. The Company will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

The Company will take into consideration certain factors that require judgments to be made as to the collectibility of receivables. Collectibility factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective September 30, 2009, the Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with GAAP. The Company adopted the Codification during the third quarter of 2009 and the adoption did not materially impact its financial statements. However, references to accounting literature within these notes to the consolidated financial statements have been revised to conform to the Codification classification.

The January 1, 2009 adoption of revised provisions regarding classification of noncontrolling interests within the Codification topic of consolidation did not have a material impact on the Company’s financial condition. The adoption has resulted in an increase to equity of $1,000 as of December 31, 2008 resulting from the reclassification of minority interest relating to the common units in the OP to a new component of equity as noncontrolling interest. The non-controlling interest relating to the special units in the OP of $1,000 will remain classified between liability and equity pursuant to the Codification topic of consolidation.

In May 2009, the Company adopted the revised guidance on management’s assessment of the Codification topic of subsequent events and the Company incorporated this guidance into its accounting literature. This guidance establishes

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this guidance in the second quarter of 2009 and determined that there was no material impact on the Company’s financial statements. See Note 9 of the Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of a Variable Interest Entity.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  The adoption of this new guidance will not have a material impact on the Company’s financial statements, but will result in additional disclosures.

3. Investments

As of December 31, 2009, the Company had not commenced operations. Subscription proceeds collected from investors were deposited in an interest bearing bank account.

As of December 31, 2009, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments.

4. Capitalization

Under the Company’s charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to Sponsor for $200,000 in cash.

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. As of December 31, 2009, the Company had received subscriptions for $111,500 of shares, or 11,150 shares, of the Company’s common stock which have been recorded as a liability in the consolidated balance sheet because such shares are refunded if the subscription minimum is not met.

The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

5. Distributions

The Company intends to make regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company’s board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of the Company’s operations, the Company may declare distributions in excess of funds from operations. As a result, the Company’s distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of the Company’s “REIT taxable income” each year.  The Company’s stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of the Company’s common stock pursuant to the terms and conditions of the Company’s distribution reinvestment plan. As of December 31, 2009, the Company had not paid any distributions.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

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

Advisor will also receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company.

The Company expects to pay Moody National Management, L.P. (“Moody Management”), its property manager, a market-based property management fee in connection with the operation and management of properties. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Moody Management a market-based oversight fee.

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end.

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

7. Incentive Awards Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares will be authorized and reserved for issuance under the Incentive Award Plan. No awards have been granted as of December 31, 2009. The Company has also adopted an Independent Director’s Compensation Plan pursuant to which each of the Company’s current independent directors will receive 5,000 shares of restricted stock when and if the Company raises the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the Independent Director’s Compensation Plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and
the Period From January 15, 2008 to December 31, 2008

8. Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement of the OP, the holders of the Special Units will be entitled to distributions from OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing of the Company’s common stock on a national securities exchange.

9. Subsequent Events

During the period from December 31, 2009 to March 31, 2010, the Company received subscriptions to purchase $20,000 in shares, or 2,000 shares, of the Company’s common stock, and refunded $55,000 in subscription proceeds to investors which had previously subscribed for shares of the Company’s common stock.

There were no events or transactions that occurred subsequent to December 31, 2009 and through the date these financial statements were issued requiring recognition or disclosure in the Company’s financial statements.