Form 10-Q
period 2010-03-31
Moody National REIT I, Inc.
filed 2010-05-17
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes  ☐  No  ☒

As of May 17, 2010, there were 22,222 shares of the Registrant’s common stock issued and outstanding, all of which were held by an affiliate of the Registrant.

MOODY NATIONAL REIT I, INC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash	$202,000	$202,000
Escrowed investor proceeds	76,507	111,509

Total Assets	$278,507	$313,509

LIABILITIES AND EQUITY
Liabilities:
Subscriptions for common stock	$76,507	$111,509

Total Liabilities	76,507	111,509

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 issued and outstanding	222	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,778	199,778
Total stockholders’ equity	200,000	200,000
Noncontrolling interest- 100 common units of the Operating Partnership	1,000	1,000
Total Equity	201,000	201,000

TOTAL LIABILITIES AND EQUITY	$278,507	$313,509

See accompanying notes to consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2010 and 2009
(Unaudited)

	Common Stock		Preferred Stock			Noncontrolling Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Units	Par Value	Total Equity

Balance at January 1, 2010	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

Issuance of common stock and operating partnership units, net	—	—	—	—	—	—	—	—

Balance at March 31, 2010	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

Balance at January 1, 2009	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

Issuance of common stock and operating partnership units, net	—	—	—	—	—	—	—	—

Balance at March 31, 2009	22,222	$222	—	$—	$199,778	100	$1,000	$201,000

See accompanying notes to consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009

Cash flows from financing activities
Change in subscriptions for common stock	$(35,002)	$—
Escrowed investor proceeds	35,002	—
Cash provided by financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	202,000	202,000
Cash and cash equivalents at end of period	$202,000	$202,000

See accompanying notes to consolidated financial statements.

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 4, the Company sold shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31. The Company had not begun operations as of March 31, 2010.

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan. On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. Pursuant to the terms of the Company’s public offering, subscription proceeds are placed in escrow until the Company has received subscriptions aggregating at least $2,000,000.  If the Company does not raise the minimum offering amount of $2,000,000 by June 14, 2010, as extended (See Note 9), the Company will terminate its offering and refund all subscription proceeds held in the escrow account. The Company is initially offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant. The Company intends to use substantially all of the net proceeds from its public offering to invest in a diverse portfolio of real estate assets as described below.

As of March 31, 2010, the Company had not received subscriptions for the minimum offering amount of $2,000,000 and therefore had not yet commenced operations.

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

The Company intends to use the net proceeds from its public offering to acquire a diversified portfolio of direct real properties, real estate securities and debt-related investments. The Company’s direct real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During the initial stages of the Company’s public offering, the Company anticipates investing primarily in hotel properties. The Company’s portfolio will also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies.

The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company. Advisor is an affiliate of Sponsor, the Company’s sole stockholder. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business will be conducted through Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I,

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

LLC, (“Moody Holdings”), affiliates of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody Holdings invested $1,000 in the OP and, in exchange for such investment, was issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of its public offering to the OP as a capital contribution. The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the advisory agreement between the Company and the Advisor or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the advisory agreement by the Company for “cause” (as defined in the advisory agreement) all of the Special Units will be redeemed for $1.00. Upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiary, the OP. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures through which the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable generally accepted accounting principles, or GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest.  The Company will have the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to it.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, readers should refer to the audited consolidated financial statements

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

Organization and Offering Costs

Organization and offering costs of the Company will be incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor, the Company and the OP will be obligated to reimburse Advisor for organization and offering costs once the minimum offering of $2,000,000 is achieved. In the event the minimum offering amount is not sold to the public by June 14, 2010, as extended (See Note 9), the Company will terminate the initial public offering and have no obligation to reimburse Advisor for any organizational and offering costs. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15% of the aggregate gross proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of March 31, 2010, organization costs of approximately $1,905,000 and offering costs of approximately $932,000 were incurred by Advisor on the Company’s behalf. The Company will begin to accrue for organization and offering costs once the minimum offering of $2,000,000 has been sold under the Company’s public offering.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

Concentration of Credit Risk

As of March 31, 2010, the Company did not have cash on deposit in excess of federally insured levels and the Company has not experienced any losses in its account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.

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

The Company will determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) Advisor’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the respective leases, which include periods covered by bargain renewal options. The Company will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value will be recognized in rental revenue.

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

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

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

Investments in Real Estate Securities

Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, the Company may, from time to time, sell any of these assets as part of the overall management of its portfolio. Accordingly, all of the Company’s real estate securities assets will be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value,

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through the Company’s consolidated statements of operations. To the extent that volatile market conditions persist or deteriorate, they may negatively impact the Company’s ability to both acquire and sell any real estate-related securities holdings at a price and with terms acceptable to the Company, and the Company could be required to recognize impairment charges in its consolidated statement of operations. If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in the Company’s consolidated statements of operations.

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

In evaluating the Company’s investments for impairment, Advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the carrying amount of the Company’s investments which could then result in a material change to the Company’s financial statements.

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

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company adopted this guidance effective January 1, 2010.  The adoption of this new guidance did not have a material impact on the Company’s financial statements, but will result in additional disclosures when the Company acquires an interest in a VIE.

In January 2010, the FASB issued “Improving Disclosures about Fair Value Measurements.”  The standard requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Investments

As of March 31, 2010, the Company had not commenced operations. Subscription proceeds collected from investors were deposited in escrow in an interest bearing bank account.

As of March 31, 2010, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments.

4. Capitalization

Under the Company’s Articles of Amendment and Restatement (“the Charter” ), the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash.

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. During the period from December 31, 2009 to March 31, 2010, the Company received subscriptions to purchase $20,000 in shares, or 2,000 shares, of common stock, and refunded $55,000 in subscription proceeds to investors which had previously subscribed for shares of common stock. As of March 31, 2010, the Company’s escrow agent was holding in escrow

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

subscriptions for $76,500 in shares, or 7,650 shares, of the Company’s common stock. The subscription proceeds held in escrow as of March 31, 2010, plus interest accrued thereon, have been recorded as a liability in the consolidated balance sheets because such shares are refunded if the subscription minimum is not met.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

5. Distributions

The Company intends to make regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company’s board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of the Company’s operations, the Company may declare distributions in excess of funds from operations. As a result, the Company’s distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of the Company’s “REIT taxable income” each year.  The Company’s stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of the Company’s common stock pursuant to the terms and conditions of the Company’s distribution reinvestment plan. As of March 31, 2010, the Company had not paid or declared any distributions.

6. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, will receive a commission of up to 6.5% of gross offering proceeds. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the Company’s distribution reinvestment plan.

The Company will reimburse Advisor for organizational and offering expenses incurred on the Company's behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred, and provided that Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organizational and offering expenses incurred by the Company exceed 15.09% of gross offering proceeds.

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

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

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

7. Incentive Awards Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares will be authorized and reserved for issuance under the Incentive Award Plan. No awards have been granted as of March 31, 2010. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors will receive 5,000 shares of restricted stock when and if the Company raises the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant.

8. Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement of the OP, the holders of the Special Units will be entitled to distributions from the OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing of the Company’s common stock on a national securities exchange.

9. Subsequent Events

The Company has evaluated subsequent events, and the impact on the reported results and disclosures, through the date the accompanying consolidated financial statements of the Company were filed with the SEC.

Extension of the Minimum Offering Period

Pursuant to the terms of the Company’s public offering, if the Company does not raise at least $2,000,000 in subscription proceeds by April 15, 2010, the escrow agent is required to return all funds in the escrow account to

Index
Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(unaudited)

subscribers and the Company will stop selling its shares unless the Company elects to extend the date by which the Company is required to raise the minimum offering amount by written notice to the escrow agent. On April 2, 2010, the Company delivered written notice to the Company’s escrow agent of the Company’s election to extend the date by which the Company is required to raise the minimum offering amount by 60 days to June 14, 2010. Following this extension, if the Company does not raise at least $2,000,000 in subscription proceeds by June 14, 2010, the escrow agent is required to return all funds in the escrow account to subscribers and the Company will stop selling its shares in the public offering.

In connection with the Company’s election to extend the minimum offering period to June 14, 2010, the Company mailed a letter to each person who subscribed for shares pursuant to which each subscriber was granted the option to elect to maintain the subscriber’s subscription proceeds in the escrow account until the earlier to occur of (1) the date the Company raised the minimum offering amount (in which case the subscription proceeds will be released to the Company) and (2) June 14, 2010 (in which case the Company’s public offering will terminate and the subscription proceeds will be released to the subscriber).  If a subscriber elected not to maintain subscription proceeds in the escrow account, the subscriber’s escrowed subscription proceeds, plus the subscriber’s pro rata portion of any interest earned on the aggregate subscription proceeds held in escrow, would be returned to the subscriber promptly following April 15, 2010, the date that the minimum offering period was originally scheduled to end. During the period from March 31, 2010 to May 17, 2010, in connection with the Company’s extension of the minimum offering period, the Company refunded $55,000 in subscription proceeds to investors which had previously subscribed for shares of the Company’s common stock. As of May 14, 2010, the Company had accepted in escrow subscriptions for an aggregate of 5,650 shares of the Company’s common stock, or $56,500. The Company continues to accept and process subscriptions on an ongoing basis.

Potential Acquisition of a Hotel Properly Pursuant to a Joint Venture

On April 30, 2010, in connection with the Company’s proposed acquisition of an indirect interest in a hotel property located in Atlanta, Georgia (the “Residence Inn Property”), the Company, through a wholly-owned subsidiary of the OP (the “Company Member”), entered into a joint venture (the “Joint Venture”) with an entity owned by Brett C. Moody, the Company’s chairman and chief executive officer (the “Moody Member”).  As of April 30, 2010, the Company Member had made initial capital contributions to the Joint Venture in the amount of $461,250, representing a 75% membership interest in the Joint Venture.

The Company Member’s initial capital contribution to the Joint Venture was funded pursuant to a promissory note in favor of Moody Member in the aggregate principal amount of $461,250 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on the date of the closing of the acquisition of the Residence Inn Property, which closing will take place no later than May 31, 2010 (the “Closing Date”).  In the event that the entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is not paid in full by the Closing Date, the Company Member will transfer all of its membership interest in the Joint Venture to the Moody Member in exchange for the cancellation of the Promissory Note.

The Joint Venture will acquire the Residence Inn Property through a wholly-owned subsidiary on or before the Closing Date for an aggregate purchase price of $7,350,000, including the assumption of $5,000,000 of existing indebtedness on the Residence Inn Property, plus closing costs and transfer taxes. The cash purchase price and other fees and expenses incurred in connection with the acquisition of the Residence Inn Property will be funded by additional capital contributions to the Joint Venture from the Company Member and the Moody Member on or before the Closing Date. The Company Member’s payment of its additional capital contribution is contingent upon a number of factors, including (1) the sale of the minimum amount of $2,000,000 in shares required to release offering proceeds from escrow in accordance with the terms of the Company’s initial public offering; (2) the sale of a sufficient number of shares in the Company’s initial public offering to fund the Company Member’s additional capital contribution; and (3) the satisfaction of all conditions and consents relating to the acquisition of the Residence Inn Property.

Index

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have no operating history and, as of March 31, 2010, our assets total $278,507;

•	our ability to raise the minimum offering amount of $2,000,000 in our initial public offering by June 14, 2010;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

Index

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-150612) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. Our targeted investments include hotel, multifamily, office, retail and industrial properties. We may also invest in real estate securities and debt-related investments. As of March 31, 2010, neither we nor our subsidiary have contracted to purchase any properties or other investments. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We have initially been capitalized with $200,000 from the sale of 22,222 shares of our common stock to our sponsor, Moody National REIT Sponsor, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

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

As of March 31, 2010, we had received subscriptions to purchase approximately $76,500 in shares, or 7,650 shares, of our common stock. Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2,000,000 of shares of common stock have been received and accepted by us. On April 2, 2010, we delivered written notice to our escrow agent of our election to extend the date by which we are required to raise the minimum offering amount by 60 days from April 15, 2010 to June 14, 2010. Following this extension, if we do not raise at least $2,000,000 in subscription proceeds by June 14, 2010, the escrow agent is required to return all funds in the escrow account to subscribers and we will stop selling our shares.

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

Index

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

These disruptions in the financial markets have increased the cost of credit in the commercial real estate sector. Due to the recent economic downturn, equity and debt capital available for investment in commercial real estate is limited, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. We believe that the current economic environment provides unique investment opportunities; however, a renewed decline in the overall economy and availability of credit could adversely impact our operations and investments.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real estate assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs from operations for items other than asset acquisitions. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate real estate assets. As of March 31, 2010, we had not made any acquisitions or investments in real estate or otherwise.  There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. As of March 31, 2010, we had not identified any sources for these types of financings.

Results of Operations

During the period from our inception (January 15, 2008) to December 31, 2009, we had been formed but had not yet commenced real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 15, 2009. As of March 31, 2010, we had not raised the minimum offering amount of $2,000,000 in our initial public offering and therefore had not yet commenced operations.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with the dealer manager for our initial public offering, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by June 14, 2010, we will

Index

terminate our initial public offering and return all subscription proceeds held in the escrow account.  In the event that we do not raise the minimum offering amount of $2,000,000 by June 14, 2010, we will have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs.  As of March 31, 2010, our advisor and its affiliates have incurred organization costs of approximately $932,000 and offering costs of approximately $1,905,000 on our behalf. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.

We also pay our independent directors an annual retainer of $50,000 plus fees for attendance at board and committee meetings. At March 31, 2010, independent director fees of approximately $186,000 had been incurred by our advisor on our behalf.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our operating partnership. All intercompany profits, balances and transactions are eliminated in consolidation.

Our consolidated finiancial statements will also include the accounts of our consolidated subsidiaries and joint ventures through which we are the primary beneficiary for entities to be determined to be variable interest entities, or VIEs, through which we have a controlling interest. Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs, in which we are deemed to have the controlling financial interest.  We will have the controlling financial interest if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to it.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

Index

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

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.

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

Index

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

Index

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

In evaluating our investments for impairment, our advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the carrying amount of our investments, which could be material to our financial statements.

Index

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted this guidance effective January 1, 2010. The adoption of this new guidance did not have a material impact on our financial statements, but will result in additional disclosures when we acquire an interest in a VIE.

In January 2010, the FASB issued “Improving Disclosures about Fair Value Measurements.”  The standard requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have an impact on our financial position, results of operations or cash flows.

Inflation

With the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of March 31, 2010, we had not entered into any leases.

Index

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

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.  Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment plan. As of March 31, 2010, we had not paid any distributions.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, FFO is used as a supplemental measure in conjunction with net income. FFO is not defined by GAAP and should not be considered as an alternative to net income as an indication of our operating performance. Additionally, FFO as disclosed by other REITs may not be comparable to our calculation. As of March 31, 2010, we had not commenced real estate operations, and so we had no calculation of FFO for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements other than the potential reimbursement of our organizational and offering costs that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Extension of the Minimum Offering Period

Pursuant to the terms of our public offering, if we do not raise at least $2,000,000 in subscription proceeds by April 15, 2010, our escrow agent is required to return all funds in the escrow account to subscribers and we are required to stop selling our shares, unless we elect to extend the date by which we are required to raise the minimum offering amount by written notice to the escrow agent. On April 2, 2010, we delivered written notice to our escrow agent of our election to extend the date by which we are required to raise the minimum offering amount by 60 days from April 15, 2010 to June 14, 2010. Following this extension, if we do not raise at least $2,000,000 in subscription proceeds by June 14, 2010, the escrow agent is required to return all funds in the escrow account to subscribers and we will stop selling our shares in the public offering.

In connection with our election to extend the minimum offering period to June 14, 2010, we mailed a letter to each person who subscribed for our shares pursuant to which each subscriber was granted the option to elect to maintain the subscriber’s subscription proceeds in the escrow account until the earlier to occur of (1) the date we

Index

raise the minimum offering amount (in which case the subscription proceeds will be released to us) and (2) June 14, 2010 (in which case our public offering will terminate and the subscription proceeds will be released to the subscriber).  If a subscriber elected not to maintain subscription proceeds in the escrow account, the subscriber’s escrowed subscription proceeds, plus the subscriber’s pro rata portion of any interest earned on the aggregate subscription proceeds held in escrow, would be returned to the subscriber promptly following April 15, 2010, the date that the minimum offering period was originally scheduled to end. During the period from March 31, 2010 to May 17, 2010, in connection with our extension of the minimum offering period, we refunded $55,000 in subscription proceeds to investors which had previously subscribed for shares of our common stock.  As of May 14, 2010, we had accepted in escrow subscriptions for an aggregate of 5,650 shares of our common stock, or $56,500. We continue to accept and process subscriptions on an ongoing basis.

Potential Acquisitioni of a Hotel Property Pursuant to a Joint Venture

On April 30, 2010, in connection with our proposed acquisition of an indirect interest in a hotel property located in Atlanta, Georgia, or the Residence Inn property, we, through a wholly-owned subsidiary of our operating partnership, or the Company Member, entered into a joint venture with an entity owned by Brett C. Moody, our chairman and chief executive officer, or the Moody Member.  As of April 30, 2010, the Company Member had made initial capital contributions to the joint venture in the amount of $461,250, representing a 75% membership interest in the joint venture.

The Company Member’s initial capital contribution to the joint venture was funded pursuant to a promissory note in favor of Moody Member in the aggregate principal amount of $461,250, or the promissory note. The entire principal amount of the promissory note and all accrued and unpaid interest thereon is due and payable in full on the date of the closing of the acquisition of the Residence Inn property, which closing will take place no later than May 31, 2010, which we refer to as the “closing date.” In the event that the entire principal amount of the promissory note and all accrued and unpaid interest thereon is not paid in full by the closing date, the Company Member will transfer all of its membership interest in the joint venture to the Moody Member in exchange for the cancellation of the promissory note.

The joint venture will acquire the Residence Inn property through a wholly-owned subsidiary on or before the closing date for an aggregate purchase price of $7,350,000, including the assumption of $5,000,000 of existing indebtedness on the Residence Inn property, plus closing costs and transfer taxes. The cash purchase price and other fees and expenses incurred in connection with the acquisition of the Residence Inn property will be funded by additional capital contributions to the joint venture from the Company Member and the Moody Member on or before the closing date. The Company Member’s payment of its additional capital contribution is contingent upon a number of factors, including (1) the sale of the minimum amount of $2,000,000 in shares required to release offering proceeds from escrow in accordance with the terms of our initial public offering; (2) the sale of a sufficient number of shares in our initial public offering to fund the Company Member’s additional capital contribution; and (3) the satisfaction of all conditions and consents relating to the acquisition of the Residence Inn property.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow

Index

risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of March 31, 2010 we had no outstanding debt.

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

Index

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The following risk factor updates and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

The report of the independent registered public accounting firm which audited our financial statements expresses substantial doubt as to our ability to continue as a going concern.

In its report dated March 31, 2010, our independent registered public accounting firm which audited our consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of equity and cash flows for the year ended December 31, 2009 and for the period January 15, 2008 (the date of our inception) through December 31, 2008, expressed substantial doubt as to our ability to continue as a going concern. In rendering its opinion, our independent registered public accounting firm noted that our ability to continue as a going concern is dependent on our raising the minimum offering amount of $2,000,000 and additional funds to enable us to pursue our acquisition strategy and that as of the date of the report we had received subscriptions to purchase approximately $76,500 in shares of our common stock. Because we have been issued an opinion by our independent registered public accounting firm that substantial doubt exists as to whether we can continue as a going concern, we may have difficulty attracting investors, which could have an adverse effect on our ability to achieve our investment objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share.

We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit. If we do not raise $2,000,000 in the offering by June 14, 2010, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. As of March 31, 2010, we had not raised the minim offering amount of $2,000,000 and therefore had not received any proceeds from our public offering of shares. The offering will terminate no later than April 15, 2011, unless extended.

As of March 31, 2010, our advisor and its affiliates had incurred organization costs of approximately $932,000 and offering costs of approximately $1,905,000 on our behalf. These costs are not recorded in our financial statements because such costs are not a liability to us until we raise the minimum offering amount in our public offering.

Effective February 19, 2008, we issued 22,222 shares of common stock at $9.00 per share to Moody National REIT Sponsor, LLC, our sponsor, for $200,000 in cash, reflecting that no sales commission or dealer manager fees were paid. We relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. Moody National REIT Sponsor, LLC, by virtue of its affiliation with us, had access to information concerning our proposed operations and the terms and conditions of its investment.

Effective April 25, 2008, our operating partnership issued 100 common units at $10.00 per unit to Moody National LPOP I, LLC for $1,000 and issued 100 special units at $10.00 per unit to Moody OP Holdings I, LLC for $1,000. Our operating partnership relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of these issuances. Each of Moody National LPOP I, LLC and Moody OP Holdings I, LLC, by virtue of their affiliation with us, had access to information concerning our operating partnership's proposed operations and the terms and conditions of its investment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

On May 13, 2010, W. Kyle Bebee, the Company’s Executive Vice President and a member of the Company’s board of directors, Adam S. Wilk, the Company’s Vice President and Real Estate Counsel, and Mary E. Smith, the Company’s Vice President, Securities Counsel and Secretary, resigned from their respective positions with the Company, effective as of May 13, 2010. Additionally, on the same date, Messrs. Bebee and Wilk and Ms. Smith resigned from their positions as the Executive Vice President, Vice President and Real Estate Counsel and Vice President, Securities Counsel and Secretary, respectively, of the Company’s advisor, effective as of May 13, 2010.  Going forward, Mr. Bebee and Ms. Smith will continue to be employed by affiliates of the Company and will continue to assist in the Company’s management and day-to-day operations.

Mr. Beebe's resignation did not result from any disagreement with the Company or any matter relating to the Company's operations, policies or practices.

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

MOODY NATIONAL REIT I, INC.

Date: May 17, 2010	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index

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