Form 10-Q
period 2010-06-30
Moody National REIT I, Inc.
filed 2010-08-16
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐  No  ☒

As of August 13, 2010, there were 320,275 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Investment in hotel properties, net	$7,314,518	—
Cash	142,320	$202,000
Restricted cash	766,558	—
Escrowed investor proceeds	—	111,509
Accounts receivable, net of allowance of $1,000	115,678	—
Prepaid expenses and other assets	217,333	—
Deferred costs, net	132,887	—

Total Assets	$8.689,294	$313,509

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$5,272,384	—
Accounts payable and accrued expenses	184,073	—
Due to related parties	350,044	—
Dividends payable	19,758	—
Subscriptions for common stock	—	$111,509

Total Liabilities	5,826,259	111,509

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 267,522 and 22,222 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,675	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized	—	—
Additional paid-in capital	2,173,245	199,778
Accumulated deficit	(221,410)	—
Total stockholders’ equity	1,954,510	200,000
Noncontrolling interest- 100 common units of the Operating Partnership	751	1,000
Noncontrolling interest in consolidated joint venture	906,774	—
Total Equity	2,862,035	201,000

TOTAL LIABILITIES AND EQUITY	$8,689,294	$313,509

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six months ended June 30
	2010	2009	2010	2009

Revenue
Room Revenue	$266,153	—	$266,153	—
Other Revenue	6,121	—	6,121	—
Total Revenue	272,274	—	272,274	—

Expenses
Hotel operating expenses	188,647	—	188,647	—
Property taxes, insurance and other	17,538	—	17,538	—
Depreciation	35,482	—	35,482	—
Property acquisition	154,955	—	154,955	—
Organization	28,083	—	28,083	—
Corporate general and administrative	53,471	—	53,471	—
Total expenses	478,176	—	478,176	—

Operating Loss	(205,902)	—	(205,902)	—

Interest expense and amortization of loan costs	34,340	—	34,340	—

Loss from continuing operations before income taxes	(240,242)	—	(240,242)	—
Income tax expense	1,617	—	1,617	—
Net Loss	(241,859)	—	(241,859)	—
Loss from consolidated joint venture attributable to noncontrolling interest	39,958	—	39,958	—

Loss attributable to noncontrolling interest in common operating partnership units	249	—	249	—
Net loss attributable to common stockholders	$(201,652)	—	$(201,652)	—

Net loss per common share, basic and diluted	$(1.53)	—	$(2.60)	—
Dividends declared per common share	$0.075	—	$0.075	—
Weighted average shares outstanding	132,108	—	77,469	—

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended June 30, 2010 and 2009
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Par Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2010	22,222	$222	—	$—	$199,778		100	$1,000		$201,000
Issuance of common stock and operating partnership units, net	230,300	2,303			1,953,334					1,955,637
Stock/unit-based compensation expense	15,000	150			20,133					20,283
Net loss						$(201,652)		(249)	$(39,958)	(241,859)
Dividends declared						(19,758)				(19,758)
Contributions from noncontrolling interest									946,732	946,732

Balance at June 30, 2010	267,522	$2,675	—	$—	$2,173,245	$(221,410)	100	$751	$906,774	2,862,035

Balance at January 1, 2009	22,222	$222	—	$—	$199,778	$—	100	$1,000	$—	$201,000

Issuance of common stock and operating partnership units, net	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2009	22,222	$222	—	$—	$199,778	$—	100	$1,000	$—	$201,000

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009

Cash flows from operating activities
Net loss	$(241,859)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,482	—
Amortization of loan costs	2,267	—
Stock-based compensation	20,283	—
Changes in operating assets and liabilities -
Accounts receivable	(115,678)	—
Prepaid expenses and other assets	(123,583)	—
Accounts payable and accrued expenses	184,073	—
Due to related parties	77,134	—
Net cash used in operating activities	(161,881)	—
Cash flows from investing activities
Increase in restricted cash	(10,607)
Acquisition of hotel property	(2,350,000)	—
Net cash used in investing activities	(2,360,607)	—
Cash flows from financing activities
Proceeds from issuance of common stock	2,303,005	—
Offering costs	(74,458)	—
Proceeds of note payable	200,000	—
Repayments of notes payable	(21,366)	—
Payments of deferred financing costs	(135,154)	—
Contributions from noncontrolling interest in joint venture	190,781	—
Sale of stock subscriptions	2,250,505	—
Return of investor proceeds	(110,009)	—
Escrowed investor proceeds	(2,140,496)	—
Net cash provided by financing activities	2,462,808	—

Net change in cash and cash equivalents	(59,680)	—
Cash and cash equivalents at beginning of period	202,000	202,000
Cash and cash equivalents at end of period	$142,320	$202,000
Supplemental Cash Flow Information
Interest paid	$9,504	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Restricted cash contributed by noncontrolling interest holder	$755,951	—
Accrued offering costs due to related party	$272,910	—
Assumption of note payable in connection with acquisition	$5,000,000	—
Note payable to finance insurance premium	$93,750	—

See accompanying notes to condensed consolidated financial statements.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 5, the Company sold shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (“DRIP”). On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its DRIP at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.

The terms of the Company’s public offering required the Company to deposit all subscription proceeds in escrow until the earlier of the date the Company received subscriptions aggregating at least $2,000,000 or June 14, 2010. On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 and all of the subscription proceeds held in escrow, plus interest, were released to the Company.

As of June 30, 2010, the Company had accepted investors’ subscriptions for, and issued, 252,522 shares of the Company’s common stock, resulting in gross offering proceeds to the Company of approximately $2,503,005. As of June 30, 2010, the Company had not issued any shares pursuant to the DRIP.

The Company intends to use substantially all of the net proceeds from its public offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During the initial stages of the Company’s public offering, the Company anticipates investing primarily in hotel properties. The Company’s portfolio may also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. As of June 30, 2010, the Company’s portfolio included its indirect joint venture investment in one property, a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”).  The Company began operations on May 27, 2010 with the acquisition of its indirect interest in a joint venture which owns the Residence Inn Property.

The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company. Advisor is an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement by and among the Company, the OP (as defined below) and the Advisor (the “Advisory Agreement”).

Substantially all of the Company’s business is conducted through Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC (“Moody Holdings”), affiliates of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody Holdings invested $1,000 in the OP and, in exchange for such investment, was issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of its public offering to the OP as a capital contribution.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. Upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures through which the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest.  The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such costs shall include legal, accounting, printing and other offering costs, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual costs incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on May 18, 2010, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of June 30, 2010, offering costs of approximately $2,101,000 and organization costs of approximately $28,000 were incurred by Advisor on the Company’s behalf. As of June 30, 2010, the Company had paid offering costs of $74,458 and accrued for organization and offering costs payable to the Advisor of $300,993.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2010. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized. The Company's taxable subsidiaries incurred $1,617 in income taxes during the quarter ended June 30, 2010. The Company had no significant deferred taxes as of June 30, 2010.

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

Concentration of Credit Risk

As of June 30, 2010, the Company did not have cash on deposit in excess of federally insured levels and the Company has not experienced any losses in its account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred.  Initial valuations are subject to change until the information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land, buildings and tenant improvements, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or Advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of tenant improvements is based on estimates of those costs incurred at inception of the related acquired leases, depreciated through the date of acquisition. The value of the building is depreciated over the estimated useful life of twenty-seven to forty-five years using the straight-line method and the value of tenant improvements is depreciated over the remaining lease terms of the respective leases, which include periods covered by bargain renewal options. The value of furniture, fixtures and equipment is based on the fair value using replacement cost less depreciation.

The Company determines the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that Advisor believes the Company could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

The Company determines the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) Advisor’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the respective leases, which include periods covered by bargain renewal options. The Company records the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortizes them as an adjustment to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place contracts, in-place leasing commissions and tenant relationships based on the Company’s evaluation of the specific characteristics of each contract or tenant’s lease and the Company’s overall relationship with that respective tenant or contracting party. The aggregate value for leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, the Company includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by Advisor on a tenant-by-tenant basis.

The Company amortizes the value of in-place leases and in-place leasing commissions over the remaining term of the respective leases, which include periods covered by bargain renewal options, and the value of in-place contracts are amortized over the remaining term of the respective contracts. The value of tenant relationship intangibles are amortized over the initial term and any anticipated renewal periods, but in no event exceeding the

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles are charged to expense.

In allocating the purchase price of each of the Company’s properties, Advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third party appraisals. However, Advisor is responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of the Company’s real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded in the Company’s condensed consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Valuation and Allocation of Real Property — Ownership

Real estate property in the Company’s portfolio is stated at cost. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs that are not part of the exchange, are expensed as incurred.

The Company intends to conduct its operations so that tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the applicable lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	27-45
Exterior improvements	10-20
Equipment and fixture	5-10

Investments in Real Estate Securities

Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its investments in real estate securities until maturity, the Company may, from time to time, sell any of these assets as part of the overall management of its portfolio. Accordingly all of the Company’s real estate securities assets will be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through the Company’s condensed consolidated statements of operations. To the extent that volatile market conditions persist or deteriorate, they may negatively impact the Company’s ability to both acquire and sell any real estate-related securities holdings at a price and with terms acceptable to the Company, and the Company could be required to recognize impairment charges in its condensed consolidated statement of operations. If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in the Company’s condensed consolidated statements of operations.

Debt-Related Investments

The Company intends to hold debt-related investments to maturity and, accordingly, such assets will be carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments.

Investment Impairments

For real estate the Company wholly owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may be less than fair value. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted net cash flows, the Company recognizes an impairment to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months and six months ended June 30, 2010.

For real estate the Company may own through an investment in a joint venture or other similar investment structure, at each reporting date the Company compares the estimated fair value of the Company’s investment to the carrying value. An impairment charge is recorded to the extent the fair value of the Company’s investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating the Company’s investments for impairment, Advisor makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the carrying amount of the Company’s investments which could then result in a material change to the Company’s financial statements.

Revenue Recognition

Hotel revenues, including room, food, beverage, and other hotel revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

The Company recognizes rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying condensed consolidated balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, the Company may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of its properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. The Company records such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. The Company

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

accrues lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectibility of receivables. Collectibility factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property and directors’ and officers’ liability insurance.  Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2,267 and $0 as of June 30, 2010 and December 31, 2009, respectively.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock totaling 15,000 shares held by the Company’s directors is excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company adopted this guidance effective January 1, 2010.  The adoption of this new guidance did not have a material impact on the Company’s financial statements, but will result in additional disclosures when the Company acquires variable interests.

In January 2010, FASB issued “Improving Disclosures about Fair Value Measurements.”  The standard requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have an impact on the Company’s financial position, results of operations or cash flows.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Land	$1,102,500	—
Buildings and improvements	5,901,500	—
Furniture, fixtures and equipment	346,000	—
Total cost	7,350,000	—
Accumulated depreciation	(35,482)	—
Investment in hotel properties, net	$7,314,518	$—

On May 27, 2010, the Company acquired an indirect interest in the Residence Inn Property through Moody National RI Perimeter JV, LLC (the “Joint Venture”).  The Company owns a 75% interest in the Joint Venture through Moody National Perimeter REIT JV Member, LLC (the “Company JV Member”), a wholly-owned subsidiary of the OP. Moody National RI Perimeter TO, LLC (the “Moody JV Member”), a limited liability company wholly owned by Brett C. Moody, the Company’s chairman and chief executive officer, owns a 25% membership interest in the Joint Venture. On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property for an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property, plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by seller.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively.  Acquisitions costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $272,000 in revenues and $159,000 in losses for the Residence Inn Property since May 27, 2010.  The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 30, 2010 and 2009 is presented as if the Company acquired the Residence Inn Property on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2009, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$717,187	$712,031	$1,434,371	$1,424,062
Net Loss	(10,611)	(232,920)	(11,853)	(276,495)
Net loss attributable to common stockholders	(20,841)	(198,898)	(33,890)	(248,767)
Net loss per common share, basic and diluted	$(0.08)	$(0.79)	$(0.13)	$(0.99)

4. Debt

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the Company’s taxable REIT subsidiary (collectively, the “Borrower”), assumed and entered into a modification of the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) pursuant to a loan agreement. The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan will accrue at a per annum rate equal 6.50%. The Borrower will make a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement. As of June 30, 2010, there was $5,000,000 outstanding on the Property Loan.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of June 30, 2010, there was $200,000 outstanding on the Promissory Note.

As of June 30, 2010, the Company had an insurance premium finance note of $72,384, which is payable in monthly installments of $10,655, including interest at a rate of 5.45% per annum.

The carrying value of the Company's debt approximates fair value as of June 30, 2010, as all of the Company's debt has a fixed interest rate and the rate approximates market interest rates.

Under the Company’s articles of amendment and restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. In such event, the Company will review its debt levels at that time and take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, will be reviewed by the Company’s board of directors at least quarterly. As of June 30, 2010 and December 31, 2009, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

5. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. On May 18, 2010, the Company issued 15,000 shares of restricted stock pursuant to the Company’s Independent Directors’ Compensation Plan as described in Note 7.  As of June 30, 2010, there were a total of 267,522 shares of the Company’s common stock issued and outstanding.

Subscription proceeds from the Company’s initial public offering were placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock had been received and accepted by the Company. As of December 31, 2009, the Company’s escrow agent was holding in escrow subscriptions for $111,500 in shares, or 11,150 shares, of the Company’s common stock. The subscription proceeds held in escrow as of December 31, 2009, plus interest accrued thereon, were recorded as a liability in the condensed consolidated balance sheets because the minimum offering amount of $2,000,000 had not been met as of December 31, 2009.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company intends to make regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company’s board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of the Company’s operations, the Company may declare distributions in excess of funds from operations. As a result, the Company’s distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of the Company’s “REIT taxable income”

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

each year.  The Company’s stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of the Company’s common stock pursuant to the terms and conditions of the DRIP.

On May 20, 2010, the Company authorized and declared a cash distribution to its stockholders contingent upon the closing of its acquisition of an indirect interest in the Residence Inn Property.  The distribution (1) began to accrue daily to the Company’s stockholders of record as of the close of business on each day commencing one business day following the closing of the acquisition of the Residence Inn Property; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.  As of June 30, 2010, the Company declared a distribution payable on July 15, 2010 of $19,758, of which $13,668 was paid in cash and $6,090 was paid through the DRIP in the form of additional shares of the Company’s common stock.

Noncontrolling Interests in Consolidated Joint Venture

Noncontrolling interest in consolidated joint ventures at June 30, 2010 was $906,774, which represented ownership of 25% of the Joint Venture by Moody JV Member and is reported in equity in the condensed consolidated balance sheets. Loss from consolidated joint venture attributable to this noncontrolling interest was $39,958 for the three and six months ended June 30, 2010.

6. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering and affiliate of the Sponsor, receives a selling commission of up to 6.5% of gross offering proceeds. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRIP. As of June 30, 2010, the Company had paid Moody Securities $72,803 in sales commissions and $1,150 in dealer manager fees, which was recorded as an offset to additonal paid-in capital in the condensed consolidated balance sheet.

Advisor will receive up to 15% of offering proceeds for reimbursement of organization and offering expenses (including sales commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,129,000. As of December 31, 2009, Advisor and its affiliates had incurred organizational and offering expenses of $1,832,000.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of June 30, 2010, the Company had paid no acquisition fees to Advisor, due to the fact that Advisor waived its acquisition fee in connection with the acquisition of the Residence Inn Property.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of June 30, 2010, the Company had paid no debt financing fees to Advisor, due to the fact that Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

Where the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the six months ended June 30, 2010, Moody Management was not engaged to manage any properties for the Company.

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. As of June 30, 2010, the Company had paid $7,146 in asset management fees to Advisor, which were recorded as corporate general and administrative expenses in the condensed consolidated statement of operations.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.  As of June 30, 2010, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of June 30, 2010, Advisor had incurred $1,186,000 in reimbursable expenses, including $49,051 accrued by the Company for insurance, which had not been reimbursed by the Company.

As discussed in Note 3, in connection with the acquisition of the Residence Inn property, the Company owns an indirect 75% membership interest in the Joint Venture through the Company JV Member. The Moody Member, a limited liability company wholly owned by Brett C. Moody, the Company’s chairman and chief executive officer, owns the other 25% membership interest in the Joint Venture.

As discussed in Note 4, On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued the Promissory Note in favor of the Moody JV Member. The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum.

7. Incentive Awards Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received his initial

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

grant of 5,000 shares of restricted common stock, resulting in an issuance of 15,000 shares of restricted stock in the aggregate. For the six months ended June 30, 2010, the Company recorded $20,283 in compensation related to such shares of restricted stock based on the fair market value of $10 per share at the date of the grant. Subject to certain conditions, the restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant. No amounts were non-forfeitable as of June 30, 2010.

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

9. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2010, the Company escrows payments required for insurance, real estate taxes, capital improvements and debt service.

Management Fees

Under a management agreement with an unaffiliated third party existing at June 30, 2010 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of a taxable REIT subsidiary formed by the OP, pays a monthly property management fee equal to 7% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). Management fees of $19,040 were expensed for the three and six months ended June 30, 2010 and are recorded as hotel operating expenses in the condensed consolidated statement of operations. No incentive management fee had been earned for the six months ended June 30, 2010.  The Management Agreement expires in 2024, with renewal options. If the Company terminates a property management agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

10. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. The Company’s initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended.  As of August 13, 2010, the Company had accepted investors’ subscriptions for, and issued, 305,275 shares of the Company’s common stock, including 1,403 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,030,534.

Distributions Declared

On June 30, 2010, the Company declared a distribution in the aggregate amount of $19,758, of which $13,668 was paid in cash on July 15, 2010 and $6,090 was paid through the DRIP in the form of additional shares issued on

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(unaudited)

July 15, 2010. On July 31, 2010, the Company declared a distribution in the aggregate amount of $19,690, of which $12,452 was paid in cash on August 13, 2010 and $7,238 was paid through the DRIP in the form of additional shares issued on August 13, 2010.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Index

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan, or DRIP. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended for an additional year upon the approval of our board of directors.We are initially offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our DRIP at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

We intend to use substantially all of the net proceeds from our initial public offering to invest in a broadly diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of commercial properties that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. Our direct real property investments will generally focus on real estate in multiple property types, consisting primarily of hotel, multifamily, office, retail and industrial assets located in the United States and Canada.

The terms of our public offering required us to deposit all subscription proceeds in escrow pursuant to the terms of our escrow agreement with UMB Bank, N.A. until the earlier of the date we received subscriptions aggregating at least $2,000,000 or June 14, 2010. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our public offering and all of the subscription proceeds held in escrow, plus interest, were released to us.

As of June 30, 2010, we had accepted investors’ subscriptions for, and issued, 252,522 shares of our common stock, resulting in gross offering proceeds to us of approximately $2,503,005. As of June 30, 2010, we had not issued any shares pursuant to our DRIP.

Since June 30, 2010, we have raised approximately $500,000 in offering proceeds through the sale of shares of our common stock in our initial public offering. We plan to continue to raise funds through the sale of shares of our common stock in our public offering in order to enable us to acquire additional real estate properties and other real estate-related assets.  We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will raise sufficient proceeds in our public offering to meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations..

As of June 30, 2010, our portfolio included one property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. On May 27, 2010, we acquired an indirect interest in the Residence Inn property through Moody National RI Perimeter JV, LLC, or the joint venture.  We own a 75% interest in the joint venture through Moody National Perimeter REIT JV Member, LLC, or the REIT JV Member, a wholly owned subsidiary of our operating partnership. Moody National RI Perimeter TO, LLC, or the Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our chairman and chief executive officer, owns a 25% membership interest in the joint venture. Moody National RI Perimeter Holding, LLC, a wholly owned subsidiary of the joint venture, or RI Perimeter Holding, acquired fee simple title to the Residence Inn property for

Index

an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn property, plus closing costs, transfer taxes and certain payments to third parties.

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

To the extent that any working capital reserve we establish is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2010.  If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of the Residence Inn property on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our DRIP, and through the assumption of debt.

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

Index

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended June 30, 2010 was $161,881, which was primarily due to the net loss incurred as a result of the fact that we own one real estate investment and we commenced real estate operations on May 27, 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended June 30, 2010 was $2,360,607, which was comprised of $2,350,000 used for the acquisition of the Residence Inn property and an increase in restricted cash of $10,607.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2010 were $2,462,808, consisting primarily of offering proceeds of $2,303,005, which was used to fund $74,458 in offering costs, $21,336 for the repayment of notes payable and $135,154 for the payment of deferred costs.

Cash and Cash Equivalents

As of June 30, 2010, we had cash and cash equivalents on hand of $142,320.

Debt

Citicorp Loan. In connection with the acquisition of the Residence Inn property, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, or Perimeter Master Tenant, a wholly-owned subsidiary of our taxable REIT subsidiary, which we collectively refer to as the “borrower,” entered into an assumption and modification of the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement. The loan is evidenced by a promissory note issued by the borrower and payable to the order of Citi. As of June 30, 2010, there was $5,000,000 outstanding on the Citicorp loan.

The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan will accrue at a per annum rate equal 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower will make a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the loan agreement.

The loan agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn property, payment of taxes on the Residence Inn property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The loan agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the insurance policies required pursuant to the loan agreement, breaches of representations or covenants under the loan agreement, cross-defaults to other agreements evidencing indebtedness secured by the

Index

Residence Inn property, liens against the Residence Inn property and bankruptcy-related defaults. Upon an uncured event of default under the loan agreement, Citi may, at its option, declare that all amounts outstanding under the loan agreement are immediately due and payable in full.

The performance of the obligations of the borrower under the loan agreement are secured by (1) the security interest granted in the Residence Inn property and other collateral by the borrower pursuant to a deed to secure debt and security agreement, (2) an assignment of the leases and rents of the Residence Inn property by the borrower in favor of Citi and (3) a guaranty of the payment of the obligations and liabilities of the borrower under the loan agreement granted to Citi by us, Brett C. Moody and our operating partnership.

Promissory Notes. On May 27, 2010, in connection with the acquisition of the Residence Inn property, REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000, or the REIT JV promissory note. The entire principal amount of the REIT JV promissory note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

As of June 30, 2010 we had an insurance premium finance note in the aggregate principal amount of $72,384, which is payable in monthly installments of $10,655, including interest at a rate of 5.45% per annum.

As of June 30, 2010, our outstanding indebtedness totaled $5,272,384, which consisted of $5,000,000 outstanding on the Citicorp loan and $272,384 outstanding on the REIT JV promissory note and the insurance premium finance note.

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, will be reviewed by our board of directors at least quarterly. As of June 30, 2010 and December 31, 2009, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2010:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations(1)	$5,272,384	$61,967	$235,180	$109,947	$4,865,290

Interest payments on outstanding debt obligations(2)	$1,637,890	$166,636	$662,833	$648,955	$159,466

Total	$6,910,274	$228,603	$898,013	$758,902	$5,024,756

(1)      Amounts include principal payments only.

(2)      Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2010.

Our organization and offering costs will be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization

Index

and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of June 30, 2010, offering costs of approximately $2,101,000 and organization costs of approximately $28,000 were incurred by our advisor on our behalf. As of June 30, 2010, we had accrued for organization and offering costs payable to our advisor of $300,993.

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of June 30, 2010, our advisor had incurred $1,186,000 in reimbursable expenses, including $49,051 accrued by us for insurance, which we had not reimbursed.

Results of Operations

Our results of operations for the three and six months ended June 30, 2010 are not indicative of those expected in future periods as we commenced operations on May 27, 2010 in connection with our acquisition of an indirect interest in the Residence Inn property. As of June 30, 2009, we had not raised the minimum offering amount of $2,000,000 in our initial public offering and therefore had not yet commenced real estate operations. As a result, we had no results of operations for the three and six months ended June 30, 2009.

Revenue

Room revenues for the three and six months ended June 30, 2010, totaled $266,153. Other revenue, which consists primarily of food sales at the Residence Inn property, was $6,121 for the three and six months ended June 30, 2010. We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of owning the Residence Inn property for an entire period and as a result of anticipated future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $188,647 for the three and six months ended June 30, 2010. We expect hotel operating expenses to increase in the future as a result of owning the Residence Inn property for a full period and as a result of anticipated future acquisitions.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $17,538 for the three and six months ended June 30, 2010.

Depreciation

Depreciation expense was $35,482 for the three and six months ended June 30, 2010. We expect these amounts to increase in the future as a result of owning the Residence Inn property for a full period and as a result of anticipated future acquisitions.

Property Acquisition Expenses

Acquisition expenses were $154.955 for the three and six months ended June 30, 2010, all of which were incurred in connection with the acquisition of the Residence Inn property.

Index

Organization Expenses

Organization expenses were $28,083 for the three and six months ended June 30, 2010, all of which were incurred in connection with our organization.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $53,471 for the three and six months ended June 30, 2010. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, and due diligence costs for potential acquisitions. We expect corporate general and administrative expenses to increase in the future based on a full period of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

Our acquisition of an indirect interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property. During the three and six months ended June 30, 2010, we incurred interest expense of $34,340 related to this debt, including amortization of deferred financing costs of $2,267. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net Loss

We had a net loss of $241,859 for the three and six months ended June 30, 2010. Our operating loss is due primarily to the fact that we own one real estate investment and we commenced real estate operations on May 27, 2010. Allocating a loss attributable to a noncontrolling interest in a consolidated joint venture of $39,958 and a loss attributable to a noncontrolling interest in common operating partnership units of $249, net loss attributable to us was $201,652.

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

Principles of Consolidation and Basis of Presentation

Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of variable interest entities, or VIEs, in which we are deemed to have the controlling financial interest.  We have the controlling financial interest if we have the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to it.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on

Index

legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, readers should refer to the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2010. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.

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

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change until the information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land, buildings and tenant improvements, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or our advisor’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of tenant improvements is based on estimates of those costs incurred at inception of the related acquired leases, depreciated through the date of acquisition. The value of the building is depreciated over

Index

the estimated useful life of twenty-seven to forty-five years using the straight-line method and the value of tenant improvements is depreciated over the remaining lease terms of the respective leases, which include periods covered by bargain renewal options. The value of furniture, fixtures and equipment is based on fair value using replacement cost less depreciation.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that our advisor believes we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our advisor’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the estimated remaining terms of the respective leases, which include periods covered by bargain renewal options. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place contracts, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each contract or tenant’s lease and our overall relationship with that respective tenant or contracting party. The aggregate value for leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering then current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on then current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by our advisor on a tenant-by-tenant basis.

We amortize the value of in-place leases and in-place leasing commissions over the remaining term of the respective leases, which include periods covered by bargain renewal options, and the value of in-place contracts is amortized over the remaining term of the respective contracts. The value of tenant relationship intangibles is amortized over the initial term and any anticipated renewal periods, but in no event exceeding the remaining depreciable life of the building. If a tenant terminates its lease prior to expiration of the initial terms, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.

In allocating the purchase price of each of our properties, our advisor makes assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third party appraisals.

However, our advisor is responsible for the source and use of these estimates. A change in these estimates and assumptions could result in a change in the valuation of the various categories of our real estate assets or related intangibles, which could in turn result in a change in the depreciation or amortization expense recorded in our condensed consolidated financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Real Property — Ownership

Real estate property in our portfolio is stated at cost. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real

Index

estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs that are not part of the exchange, are expensed as incurred.

We intend to conduct our operations so that tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the applicable lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	27-45
Exterior improvements	10-20
Equipment and fixtures	5-10

Investments in Real Estate Securities

Investments in real estate securities are required to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Although management generally intends to hold most of our investments in real estate securities until maturity, management may, from time to time, sell any of these assets as part of the overall management of our portfolio. Accordingly, all of our real estate securities will be classified as available-for-sale. All assets classified as available-for-sale will be reported at fair value, based on market prices from independent sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through our condensed consolidated statements of operations. To the extent that volatile market conditions persist or deteriorate, they may negatively impact our ability to both acquire and sell any real estate-related securities holdings at a price and with terms acceptable to us, and we could be required to recognize impairment charges in our condensed consolidated statement of operations.  If real estate securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our condensed consolidated statements of operations.

Debt-Related Investments

Management intends to hold debt-related investments to maturity and, accordingly, such assets will be carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments.

Investment Impairments

For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may be less than fair value. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted net cash flows, we recognize an impairment to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the three months and six months ended June 30, 2010.

Index

For real estate we may own through an investment in a joint venture or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our investments for impairment, our advisor makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the carrying amount of our investments, which could be material to our financial statements.

Revenue Recognition

Hotel revenues, including room, food, beverage, and other hotel revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying condensed consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of our properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Valuation of Accounts and Rents Receivable

We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property and directors’ and officers’ liability insurance.  Other assets include a receivable from our property management company.

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2,267 and $0 as of June 30, 2010 and December 31, 2009, respectively.

Index

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock totaling 15,000 shares held by our directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted this guidance effective January 1, 2010. The adoption of this new guidance did not have a material impact on our financial statements, but will result in additional disclosures when we acquire variable interests.

In January 2010, FASB issued “Improving Disclosures about Fair Value Measurements.”  The standard requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have an impact on our financial position, results of operations or cash flows.

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

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of our distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.  Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our DRIP.

On May 20, 2010, we authorized and declared a cash distribution to our stockholders, or the distribution, contingent upon the closing of our acquisition of an indirect interest in the Residence Inn property. The distribution

Index

(1) began to accrue daily to our stockholders of record following our consummation of the acquisition of the Residence Inn property on May 27, 2010; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock. As of June 30, 2010, we had declared a distribution, payable on July 15, 2010, in the aggregate amount of $19,758. On July 31, 2010, we declared a distribution, payable on August 13, 2010, in the aggregate amount of $19,690.

Funds from Operation and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. As a result, in addition to FFO, we also calculate modified funds from operations, or MFFO, a non-GAAP supplemental financial performance measure that our management uses in evaluating our operating performance.  Similar to FFO, MFFO excludes items such as depreciation and amortization.  However, MFFO excludes non-cash and non-operating items included in FFO, such as amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives. Our calculation of MFFO will exclude these items, as well as the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items, when applicable. Our calculation of MFFO will also include, when applicable, items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we will consider in the evaluation of the operating performance of our real estate investments.

We believe that MFFO reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs, as well as corporate-level general and administrative expenses and interest costs, which is not immediately apparent from net income (loss).  As such, we believe MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●
Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●
Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses payable to our Advisor. Although these amounts reduce net income, we fund such costs with proceeds

Index

from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. In addition, FFO and MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

 The table below summarizes our calculation of FFO and MFFO for the six months ended June 30, 2010 and 2009 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net Loss	$(241,859)	$-
Adjustments:		-
Depreciation of real estate assets	35,482	-
FFO	(206,377)	-
Adjustments:
Stock/unit-based compensation	20,283	-
Amortization of deferred financing costs	2,267	-
Property acquisition expense	154,955	-
Organization expense	28,083	-
Adjustments for noncontrolling interests	40,207	-
MFFO Attributable to common shareholders	$39,418	$-

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended.  As of August 13, 2010, we had accepted investors’ subscriptions for, and issued, 305,275 shares of our common stock, including 1,403 shares issued pursuant to our DRIP, resulting in gross offering proceeds to us of $3,030,534.

Distributions Declared

As of June 30, 2010, we declared a distribution in the aggregate amount of $19,758, of which $13,668 was paid in cash on July 15, 2010 and $6,090 was paid through our DRIP in the form of additional shares issued on July 15, 2010. On July 31, 2010, we declared a distribution in the aggregate amount of $19,690, of which $12,452 was paid in cash on August 13, 2010 and $7,238 was paid through our DRIP in the form of additional shares issued on August 13, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity,

Index

fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of June 30, 2010, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

The carrying value of our debt approximates fair value as of June 30, 2010, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.

Index

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2010, we did not repurchase any of our securities.

Under our independent directors compensation plan, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and each of our three independent directors was granted 5,000 shares of restricted stock pursuant to our independent directors’ compensation plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in an issuance of an aggregate of 15,000 shares of restricted stock.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. The terms of our public offering required us to deposit all subscription proceeds in escrow pursuant to the terms of our escrow agreement with UMB Bank, N.A. until the earlier of the date we received subscriptions aggregating at least $2,000,000 or June 14, 2010. On May 18, 2010, we raised the minimum offering amount of $2,000,000 and all of the subscription proceeds held in escrow, plus interest, were released to us. Our initial public offering will terminate on April 15, 2011, unless extended.

As of June 30, 2010, we had accepted investors’ subscriptions for, and issued, 252,522 shares of our common stock in our initial public offering, resulting in offering proceeds, net of $73,953 in selling commissions and dealer manager fees and $273,415 in offering costs, of $2,155,637.

As of June 30, 2010, we have used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase real estate, and paid $154,955 of acquisition fees and expenses. For more information regarding how we used our net offering proceeds through June 30, 2010, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

Index

ITEM 6.	EXHIBITS.

3.1
Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Agreement of Purchase and Sale and Escrow Agreement, dated as of April 30, 2010, by and among Moody National RI Perimeter Holding, LLC, First American Title Insurance Company of New York, Ramsey Title Agency and the Sellers a party thereto

10.2	Loan Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Citicorp North America, Inc. and Moody National RI Perimeter Master Tenant, LLC
10.3	Promissory Note, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc.
10.4
Deed to Secure Debt and Security Agreement, dated as May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc.

10.5	Recourse Guaranty, dated as of May 27, 2010, by and among Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc.
10.6
Environmental Indemnity Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc.

10.7
Clearing Account Agreement, dated as of May 27, 2010, by and among Wells Fargo Bank, N.A., Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Residence Inn by Marriott, LLC and Citicorp North America, Inc.

10.8	Promissory Note, dated May 27, 2010, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC
10.9	Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC
10.10	Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: August 16, 2010	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

3.1
Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Agreement of Purchase and Sale and Escrow Agreement, dated as of April 30, 2010, by and among Moody National RI Perimeter Holding, LLC, First American Title Insurance Company of New York, Ramsey Title Agency and the Sellers a party thereto

10.2	Loan Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Citicorp North America, Inc. and Moody National RI Perimeter Master Tenant, LLC
10.3	Promissory Note, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc.
10.4
Deed to Secure Debt and Security Agreement, dated as May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc.

10.5	Recourse Guaranty, dated as of May 27, 2010, by and among Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc.
10.6
Environmental Indemnity Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc.

10.7
Clearing Account Agreement, dated as of May 27, 2010, by and among Wells Fargo Bank, N.A., Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Residence Inn by Marriott, LLC and Citicorp North America, Inc.

10.8	Promissory Note, dated May 27, 2010, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC
10.9	Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC
10.10	Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002