Form 10-Q
period 2010-09-30
Moody National REIT I, Inc.
filed 2010-11-15
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of November 12, 2010, there were 337,862 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Investment in hotel properties, net	$7,255,025	$-
Cash	737,451	202,000
Restricted cash	777,646	-
Escrowed investor proceeds	-	111,509
Accounts receivable, net of allowance of $2,000	88,562	-
Prepaid expenses and other assets	147,288	-
Deferred costs, net	125,810	-

Total Assets	$9,131,782	$313,509

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$5,200,000	$-
Accounts payable and accrued expenses	222,960	-
Due to related parties	358,024	-
Dividends payable	21,398	-
Subscriptions for common stock	-	111,509

Total Liabilities	5,802,382	111,509

Special Partnership Units¾ 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 326,473 and 22,222 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,265	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	2,716,057	199,778
Accumulated deficit	(306,682)	-
Total stockholders’ equity	2,412,640	200,000
Noncontrolling interest- 100 common units of the Operating Partnership	712	1,000
Noncontrolling interest in consolidated joint venture	915,048	-
Total Equity	3,328,400	201,000

TOTAL LIABILITIES AND EQUITY	$9,131,782	$313,509

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine months ended September 30
	2010	2009	2010	2009

Revenue
Room Revenue	$792,826	-	$1,058,979	-
Other Revenue	12,169	-	18,290	-
Total Revenue	804,995	-	1,077,269	-

Expenses
Hotel operating expenses	560,464	-	749,111	-
Property taxes, insurance and other	48,241	-	65,779	-
Depreciation	59,493	-	94,975	-
Property acquisition	-	-	154,955	-
Organization	-	-	28,083	-
Corporate general and administrative	46,780	-	100,251	-
Total expenses	714,978	-	1,193,154	-

Operating Income (Loss)	90,017	-	(115,885)	-

Interest expense and amortization of loan costs	90,557	-	124,897	-

Loss from continuing operations before income taxes	(540)	-	(240,782)	-
Income tax expense	13,568	-	15,185	-
Net Loss	(14,108)	-	(255,967)	-
(Income) loss from consolidated joint venture attributable to noncontrolling interest	(8,274)	-	31,684	-

(Income) loss attributable to noncontrolling interest in common operating partnership units	11	-	260	-
Net loss attributable to common shareholders	$(22,371)	-	$(224,023)	-

Net loss per common share, basic and diluted	$(0.07)	-	$(1.46)	-
Dividends declared per common share	$0.20	-	$0.28	-
Weighted average shares outstanding	303,192	-	153,536	-

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended September 30, 2010 and 2009
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2010	22,222	$222	-	$-	$199,778		100	$1,000		$201,000
Issuance of common stock and operating partnership units, net	287,051	2,871			2,432,007					2,434,878
Issuance of common stock pursuant to dividend reinvestment plan	2,200	22			20,879					20,901
Stock/unit-based compensation expense	15,000	150			63,393					63,543
Net loss						$(224,023)		(260)	$(31,684)	(255,967)
Dividends and distributions declared						(82,659)		(28)		(82,687)
Contributions from noncontrolling interest									946,732	946,732
			-			-

Balance at September 30, 2010	326,473	$3,265	-	$-	$2,716,057	$(306,682)	100	$712	$915,048	$3,328,400

Balance at January 1, 2009	22,222	$222	-	$-	$199,778	$-	100	$1,000	$-	$201,000

Issuance of common stock and operating partnership units, net	-	-	-	-	-	-	-	-	-	-

Balance at September 30, 2009	22,222	$222	-	$-	$199,778	$-	100	$1,000	$-	$201,000

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Cash flows from operating activities
Net loss	$(255,967)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,975	-
Amortization of loan costs	9,344	-
Stock-based compensation	63,543	-
Changes in operating assets and liabilities -
Accounts receivable	(88,562)	-
Prepaid expenses and other assets	(147,288)	-
Accounts payable and accrued expenses	222,960	-
Due to related parties	53,604	-
Net cash used in operating activities	(47,391)	-
Cash flows from investing activities
Increase in restricted cash	(21,695)
Additions to hotel properties	(2,350,000)	-
Net cash used in investing activities	(2,371,695)	-
Cash flows from financing activities
Proceeds from issuance of common stock	2,870,506	-
Offering costs	(131,208)	-
Dividends paid	(40,388)
Proceeds of note payable	200,000	-
Payments of deferred financing costs	(135,154)	-
Contributions from noncontrolling interest in joint venture	190,781	-
Sale of stock subscriptions	2,250,505	96,502
Return of investor proceeds	(110,009)	-
Escrowed investor proceeds	(2,140,496)	(96,502)
Net cash provided by financing activities	2,954,537	-

Net change in cash and cash equivalents	535,451	-
Cash and cash equivalents at beginning of period	202,000	202,000
Cash and cash equivalents at end of period	$737,451	$202,000
Supplemental Cash Flow Information
Interest paid	$92,084	-
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Restricted cash acquired	$755,951	-
Accrued offering costs due to related party	$304,420	-
Assumption of note payable in connection with acquisition	$5,000,000	-
Distributions reinvested	$20,901	-

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 5, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in its primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.

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

As of September 30, 2010, the Company had accepted investors’ subscriptions for, and issued, 287,051 shares of the Company’s common stock in its public offering, resulting in gross offering proceeds to the Company of approximately $2,870,506.  Additionally, as of September 30, 2010, the Company had also issued 2,200 shares of the Company’s common stock pursuant to the DRIP.

The Company intends to use substantially all of the net proceeds from its public offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During the initial stages of the Company’s public offering, the Company anticipates investing primarily in hotel properties. The Company’s portfolio may also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. As of September 30, 2010, the Company’s portfolio included its indirect joint venture interest in one property, a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”).  The Company began operations on May 27, 2010 with the acquisition of an indirect interest in the Residence Inn Property.

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

Substantially all of the Company’s business is conducted through Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC (“Moody Holdings”), each an affiliate of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of its public offering to the OP as a capital contribution.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

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

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. [Interests in entities acquired are evaluated based on applicable generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The company does not ave a VIE interest as of September 30, 2010.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, readers should refer to the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such organization and offering costs shall include selling commissions and dealer manager fees paid to the dealer manager in the public offering, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of the Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on May 18, 2010, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs, and accordingly no accrual was recorded.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of September 30, 2010, offering costs of approximately $2,249,000 and organization costs of approximately $28,000 were incurred by Advisor on the Company’s behalf. As of September 30, 2010, the Company had paid offering costs of $131,208 and had accrued for organization and offering costs payable to the Advisor of $332,503.

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

The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.  The Company accrued $13,568 and $15,185 in current income taxes for the three and nine months ended September 30, 2010 and has no significant deferred tax assets or liabilities as of September 30, 2010.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no uncertain tax positions as of September 30, 2010.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

Concentration of Credit Risk

As of September 30, 2010, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred.  Initial valuations are subject to change until the information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired consists of land, buildings, furniture, fixtures and equipment., Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or the Company's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of thirty-nine years using the straight-line method.  The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation.

The Company determines the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes the Company could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s real estate assets or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s condensed consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

Investment Impairments

For real estate the Company wholly owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months and nine months ended September 30, 2010.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s investments which could then result in an impairment which could result in a material change to the Company’s financial statements.

Revenue Recognition

Hotel revenues, including room, food, beverage, and other ancillary revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Valuation of Accounts Receivable

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

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $9,344 and $0 as of September 30, 2010 and December 31, 2009, respectively.

Earnings (loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock held by the Company’s directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company adopted this guidance effective January 1, 2010.  The adoption of this new guidance did not have a material impact on the Company’s financial statements, as there were no VIE interests, but will result in additional disclosures when the Company acquires variable interests.

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

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Land	$1,102,500	-
Buildings and improvements	5,901,500	-
Furniture, fixtures and equipment	346,000	-
Total cost	7,350,000	-
Accumulated depreciation	(94,975)	-
Investment in hotel properties, net	$7,255,025	$-

On May 27, 2010, the Company acquired an indirect interest in the Residence Inn Property through Moody National RI Perimeter JV, LLC (the “Joint Venture”).  The Company owns a 75% interest in the Joint Venture through Moody National Perimeter REIT JV Member, LLC (the “Company JV Member”), a wholly-owned subsidiary of the OP. Moody National RI Perimeter TO, LLC (the “Moody JV Member”)   A limited liability company wholly owned by Brett C. Moody, the Company’s chairman and chief executive officer, owns a 25% membership interest in the Joint Venture.

On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property for an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property, plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the seller of the Residence Inn Property.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively. Acquisitions costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $1,077,000 in revenues and $65,000 in operating income for the Residence Inn Property from the date of the acquisition to September 30, 2010.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2010 and 2009 is presented as if the Company acquired the Residence Inn Property on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2009, nor does it purport to represent the Company’s future operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$804,996	$792,059	$2,248,667	$2,059,351
Net loss	(5,561)	(196,248)	(49,619)	(381,406)
Net loss attributable to common shareholders	(13,452)	(168,172)	(65,058)	(334,981)
Net loss per common share, basic and diluted	$(0.04)	$(0.67)	$(0.42)	$(1.33)

4. Debt

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary (“TRS”) that is 75% owned by the OP (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) pursuant to a loan agreement. The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan will accrue at a per annum rate equal 6.50%. The Borrower will make a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement.  Principal payments of $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2012, 2013, 2014 and thereafter.  As of September 30, 2010, there was $5,000,000 outstanding on the Property Loan.

The loan agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence
Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The loan agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the loan agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the loan agreement, Citi may, at its option, declare that all amounts outstanding under the loan agreement are immediately due and payable in full.
The performance of the obligations of the Borrower under the loan agreement are secured by (1) the security interest granted in the Residence Inn Property and other collateral by the Borrower pursuant to a deed to secure debt and security agreement, (2) an assignment of the leases and rents of the Residence Inn Property by the Borrower in favor of Citi and (3) a guaranty of the payment of the obligations and liabilities of the Borrower under the loan agreement granted to Citi by the Company, Brett C. Moody and the OP.

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of September 30, 2010, there was $200,000 outstanding on the Promissory Note.

Under the Company’s articles of amendment and restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. In such event, the Company will review its debt levels at that time and take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, will be reviewed by the Company’s board of directors at least quarterly. As of September 30, 2010 and December 31, 2009, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

5. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. On May 18, 2010, the Company issued 15,000 shares of restricted stock pursuant to the Company’s Independent Directors’ Compensation Plan as described in Note 7.  As of September 30, 2010, the Company had issued 287,051 common shares in the Company’s public offering and 2,200 shares had been issued pursuant to the DRIP. As of September 30, 2010, there were a total of 326,473 shares of the Company’s common stock issued and outstanding.

Subscription proceeds were placed in an escrow account until such time as subscriptions to purchase at least $2,000,000 in shares of common stock had been received and accepted by the Company. As of December 31, 2009, the Company’s escrow agent was holding in escrow subscriptions for $111,500 in shares, or 11,150 shares, of the Company’s common stock. The subscription proceeds held in escrow as of December 31, 2009, plus interest accrued thereon, have been recorded as a liability in the consolidated balance sheets because the minimum offering amount of $2,000,000 had not been met as of December 31, 2009.

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

  The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to September 30, 2010

Date Distribution Payable(1)	Total Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841

(1) Represents amount of distributions accrued in the prior month but paid on or about the 15th of the month indicated.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

Noncontrolling Interests in Consolidated Joint Venture

Noncontrolling interest in consolidated joint ventures at September 30, 2010 was $915,048, which represented ownership of 25% of the Joint Venture by Moody JV Member and is reported in equity in the consolidated balance sheets. Income (loss) from consolidated joint venture attributable to this noncontrolling interest was $8,274 and $(31,684) for the three and nine months ended September 30, 2010, respectively.

6. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds. Moody Securities may reallow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of September 30, 2010, the Company had paid Moody Securities $115,365 in selling commissions and $15,338 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Advisor will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,277,000. As of December 31, 2009, Advisor and its affiliates had incurred organizational and offering expenses of $1,832,000.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of September 30, 2010, the Company had paid no acquisition fees to Advisor, due to the fact that Advisor waived its acquisition fee in connection with the acquisition of the Residence Inn Property.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of September 30, 2010, the Company had paid no debt financing fees to Advisor, due to the fact that Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property.

Where the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the nine months ended September 30, 2010, Moody Management was not engaged to manage any properties for the Company.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. As of September 30, 2010, the Company had accrued $25,521 in asset management fees to Advisor.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.  As of September 30, 2010, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of September 30, 2010, Advisor had incurred $1,766,000 in reimbursable expenses, of which amount $659,000 exceeded the 2%/25% Limitation for the four fiscal quarter period ended September 30, 2010 and is not reimbursable to the The remaining $1,107,000 had not been reimbursed by the Company and as of September 30, 2010 was not an obligation of the Company.

As discussed in Note 3, in connection with the acquisition of the Residence Inn Property, the Company owns an indirect 75% membership interest in the Joint Venture through the Company JV Member. The Moody Member, a limited liability company wholly owned by Brett C. Moody, the Company’s chairman and chief executive officer, owns the other 25% membership interest in the Joint Venture.  Brett C. Moody also owns a 25% equity interest in the TRS.

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

7. Incentive Awards Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received an initial grant of 5,000 shares of restricted common stock, resulting in an issuance of 15,000 shares of restricted stock in the aggregate. For the nine months ended September 30, 2010, the Company recorded $63,543 in compensation related to such shares of

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

restricted stock based on the fair market value of such shares at the date they were issued.  Subject to certain conditions, the restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant.  3,750 shares of such restricted stock vested and became non-forfeitable on July 1, 2010.

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

9. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2010, the Company escrows payments required for insurance, real estate taxes, capital improvements and debt service.

Management Fees

Under a management agreement with an unaffiliated third party existing at September 30, 2010 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of a taxable REIT subsidiary formed by the OP, pays a monthly property management fee equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the nine months ended September 30, 2010.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Property Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

10. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. The Company’s initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended.  As of November 12, 2010, the Company had accepted investors’ subscriptions for, and issued, 297,551 shares of the Company’s common stock in the Company’s public offering, resulting in gross offering proceeds to the Company of $2,975,505.  Additionally, as of November 12, 2010, the Company had issued 3,089 shares pursuant to the DRIP.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(unaudited)

Distributions Declared

On September 30, 2010, the Company declared a distribution in the aggregate amount of $21,398, of which $12,951 was paid in cash on October 15, 2010 and $8,447 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock issued on October 15, 2010. On October 31, 2010, the Company declared a distribution in the aggregate amount of $22,388, which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on November 15, 2010.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan, or DRIP. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended for an additional year upon the approval of our board of directors.   We are initially offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our DRIP at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

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

As of September 30, 2010, we had accepted investors’ subscriptions for, and issued, 287,051 shares of our common stock in our public offering, resulting in gross offering proceeds to us of approximately $2,870,506.  Additionally, as of September 30, 2010, we had also issued 2,200 shares pursuant to our DRIP.

We plan to continue to raise funds through the sale of shares of our common stock in our public offering in order to enable us to acquire additional real properties and other real estate-related assets.  We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will raise sufficient proceeds in our public offering to meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

As of September 30, 2010, our portfolio included one property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. On May 27, 2010, we acquired an indirect interest in the Residence Inn property through Moody National RI Perimeter JV, LLC, or the joint venture.  We own a 75% interest in the joint venture through Moody National Perimeter REIT JV Member, LLC, or the REIT JV Member, a wholly owned subsidiary of our operating partnership. Moody National RI Perimeter TO, LLC, or the Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our chairman and chief executive officer, owns a 25% membership interest in the joint venture. Moody National RI Perimeter Holding, LLC, a wholly owned subsidiary of the joint venture, or RI Perimeter Holding, acquired fee simple title to the Residence Inn property for an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of the Residence Inn Property of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn property, plus closing costs, transfer taxes and certain payments to third parties.

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

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of the Residence Inn property on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our public offering, including those offered for sale through our DRIP, and through the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $47,391, which was primarily due to the fact that we commenced real estate operations on May 27, 2010 with the acquisition of the Residence Inn property.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $2,371,695, which was comprised of $2,350,000 used for additions to the Residence Inn property and an increase in restricted cash of $21,695.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $2,954,537, consisting primarily of offering proceeds of $2,870,506, which was used to fund $131,208 in offering costs and $135,154 for the payment of deferred financing costs.

Cash and Cash Equivalents

As of September 30, 2010, we had cash and cash equivalents on hand of $737,451.

Debt

Citicorp Loan. In connection with the acquisition of the Residence Inn property, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, or Perimeter Master Tenant, a wholly-owned subsidiary of Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary, or TRS, that is 75% owned by the OP, which we collectively refer to as the “borrower,” entered into a modification on the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement. The loan is evidenced by a promissory note issued by the borrower and payable to the order of Citi. The borrower used the proceeds of the Citicorp loan solely to repay the remaining outstanding indebtedness on a loan secured by a security interest in the Residence Inn property made by Citigroup Global Markets Realty Corp. to, among others, Moody National RI Perimeter S, LLC and Moody National RI Perimeter H, LLC, each of which are affiliates of our sponsor.

As of September 30, 2010, there was $5,000,000 outstanding on the Citicorp loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan will accrue at a per annum rate equal 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower will make a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the loan agreement.

The loan agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn property, payment of taxes on the Residence Inn property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The loan agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the insurance policies required pursuant to the loan agreement, breaches of representations or covenants under the loan agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn property, liens against the Residence Inn property and bankruptcy-related defaults. Upon an uncured event of default under the loan agreement, Citi may, at its option, declare that all amounts outstanding under the loan agreement are immediately due and payable in full.

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

As of September 30, 2010, our outstanding indebtedness totaled $5,200,000, which consisted of $5,000,000 outstanding on the Citicorp loan and $200,000 outstanding on the REIT JV promissory note.

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, will be reviewed by our board of directors at least quarterly. As of September 30, 2010 and December 31, 2009, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2010:
	Payments Due By Period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Long-term debt obligations(1)	$5,200,000	$-	$224,763	$109,947	$4,865,290
Interest payments on outstanding debt obligations(2)	$1,553,169	$82,153	$662,595	$648,955	$159,466
Total	$6,753,169	$82,153	$887,358	$758,902	$5,024,756

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2010.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of September 30, 2010, offering costs of approximately $2,249,000 and organization costs of approximately $28,000 were incurred by our advisor on our behalf. As of September 30, 2010, we had accrued for organization and offering costs payable to our advisor of $332,503.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of September 30, 2010, our advisor had incurred $1,766,000 in reimbursable expenses, of which $659,000 exceeded the 2%/25% limitation for the four fiscal quarter period ended September 30, 2010 and is not reimbursable to our advisor. We had not reimbursed the remaining $1,107,000 and as of September 30, 2010 such amount was not an obligation of the Company.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2010 are not indicative of those expected in future periods as we commenced operations on May 27, 2010 in connection with our acquisition of an indirect interest in the Residence Inn property. As of September 30, 2009, we had not raised the minimum offering amount of $2,000,000 in our initial public offering and therefore had not yet commenced real estate operations. As a result, we had no results of operations for the three and nine months ended September 30, 2009.

Revenue

Room revenues for the three and nine months ended September 30, 2010, totaled $792,826 and $1,058,979, respectively. Other revenue, which consists primarily of food sales at the Residence Inn property, was $12,169 and $18,290 for the three and nine months ended September 30, 2010, respectively. We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of owning the Residence Inn property for an entire period and as a result of anticipated future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $560,464 and $749,111 for the three and nine months ended September 30, 2010, respectively. We expect hotel operating expenses to increase in the future as a result of owning the Residence Inn property for a full year and as a result of anticipated future acquisitions.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $48,241 and $65,779 for the three and nine months ended September 30, 2010, respectively.

Depreciation

Depreciation expense was $59,493 and $94,975 for the three and nine months ended September 30, 2010, respectively. We expect these amounts to increase in the future as a result of owning the Residence Inn property for a full year and as a result of anticipated future acquisitions.

Property Acquisition Expenses

Property acquisition expenses were $0 and $154,955 for the three and nine months ended September 30, 2010, respectively, all of which were incurred in connection with the acquisition of the Residence Inn property.

Organization Expenses

Organization expenses were $0 and $28,083 for the three and nine months ended September 30, 2010, respectively, all of which were incurred in connection with our organization.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $46,780 and $100,251 for the three and nine months ended September 30, 2010, respectively. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, and due diligence costs for potential acquisitions. We expect corporate general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

Our acquisition of an indirect interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property. During the three and nine months ended September 30, 2010, we incurred interest expense of $90,557 and $124,897, respectively, related to this debt, including amortization of deferred financing costs of $7,077 and $9,344, respectively. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net Loss

We had a net loss of $14,108 and $255,967 for the three and nine months ended September 30, 2010, respectively. Our operating loss is due primarily to the fact that we own one real estate investment and we commenced real estate operations on May 27, 2010. Excluding a loss attributable to a noncontrolling interest in a consolidated joint venture of $31,684 and a loss attributable to a noncontrolling interest in common operating partnership units of $260, net loss attributable to us was $224,023 for the nine months ended September 30, 2010.

Critical Accounting Policies

General

Our accounting policies have been established to conform with generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We will account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized. We accrued $13,568 and $15,185 in current income taxes for the three and nine months ended September 30, 2010 and have no significant deferred tax assets or liabilities as of September 30, 2010.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no uncertain tax positions as of September 30, 2010.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change until the information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired consists of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or our estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of thirty-nine years using the straight-line method.  The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

In allocating the purchase price of each of our properties, our advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third party appraisals.

However, we are responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our real estate assets or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in our condensed consolidated financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Investment Impairments

For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the three months and nine months ended September 30, 2010.

In evaluating our investments for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of our investments, which could then result in an impairment which could result in a material change to our financial statements.

Earnings (loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock, totaling 11,250 shares, held by our directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

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

On May 20, 2010, we authorized and declared a cash distribution to our stockholders, or the distribution, contingent upon the closing of our acquisition of an indirect interest in the Residence Inn property. The distribution (1) began to accrue daily to our stockholders of record following our consummation of the acquisition of the Residence Inn property on May 27, 2010; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to September 30, 2010:

Date Distribution Payable(1)	Total Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841

(1) Represents amount of distributions accrued in the prior month but paid on or about the 15th of the month indicated.

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

●
Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses payable to our advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

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

 The table below summarizes our calculation of FFO and MFFO for the nine months ended September 30, 2010 and 2009 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Net Loss	$(255,967)	$-
Adjustments:		-
Depreciation of real estate assets	94,975	-
FFO	(160,992)	-
Adjustments:
Stock/unit-based compensation	63,543	-
Amortization of loan costs	9,344	-
Property acquisition expense	154,955	-
Organization expense	28,083	-
Adjustments for noncontrolling interests	31,684	-
MFFO Attributable to Common Shareholders	$126,617	$-

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended.  As of November 12, 2010, we had accepted investors’ subscriptions for, and issued, 297,551 shares of our common stock in our public offering, resulting in gross offering proceeds to us of $2,975,505.  Additionally, as of November 12, 2010, we had issued 3,089 shares pursuant to our DRIP.

Distributions Declared

On September 30, 2010, we declared a distribution in the aggregate amount of $21,398, of which $12,951 was paid in cash on October 15, 2010 and $8,447 was paid pursuant to our DRIP in the form of additional shares issued on October 15, 2010. On October 31, 2010, we declared a distribution in the aggregate amount of $22,388, which is scheduled to be paid in cash and through the DRIP in the form of additional shares on November 15, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of September 30, 2010, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

The carrying value of our debt approximates fair value as of September 30, 2010, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

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

ITEM 4.	CONTROLS AND PROCEDURES.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The following risk factors supplement, update, supersede and/or replace, as appropriate, risk factors appearing in our Annual Report on Form 10-K.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we can give no assurance as to when we will be able to pay distributions solely from funds from operations. During the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital. We have not established a limit on the offering proceeds from our public offering that may be used to fund distributions during the early stages of our offering. As such, to the extent that we use offering proceeds to fund distributions to our stockholders, we will have less funds available for investments and your overall return may be reduced.

In the event that we are unable to consistently fund monthly distributions to our stockholders entirely from our funds from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. Further, distributions generally will be taxable to all U.S. stockholders as ordinary income to the extent they are from our current or accumulated earnings and profits. If we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.  In addition, to the extent we make distributions to stockholders with sources other than from funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments in real estate assets that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to make an election to be taxed as a REIT for federal income tax purposes commencing in the taxable year ended December 31, 2010. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election. As of September 30, 2010, more than one year after we commenced our initial public offering, we had not yet elected to be taxed as a REIT.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership should properly be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing our operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

Our success is dependent on the performance of our sponsor and Moody affiliates.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and other affiliates of our sponsor. Our sponsor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and recent credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry, which we anticipate will continue through 2010. The recent economic downturn has resulted in overall transaction volume and size of sales and leasing activities to decline which has had an adverse impact on our sponsor and its affiliates, and could continue to put downward pressure on our sponsor’s revenues and operating results.

The recent market downturn has adversely impacted, and could continue to impact, certain prior real estate programs sponsored by affiliates of our sponsor resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P., an affiliate of our sponsor, continues to seek approval to amend its master lease agreements for certain real estate programs sponsored by affiliates of our sponsor to provide for either a deferral or a waiver of a portion of lease payments to program investors, each an “amendment” and collectively referred to as the “amendments,” for the balance of 2010 and may continue to seek further amendments in the future depending upon the then current economic conditions. Certain real estate programs sponsored by our affiliates have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions.  These adverse developments have resulted in a reduction of payments to investors for certain real estate programs sponsored by our affiliates.

Moody National Management, L.P. has also commenced negotiations with lenders to restructure loan terms with respect to certain prior real estate programs in default under existing franchise or loan agreements and may continue to do so in the future. On some of the loans on these prior programs, the lender is pursuing various alternatives simultaneously, including initiation of foreclosure proceedings and negotiations for loan modifications. On these loans, the lender and borrowers are actively working toward a loan modification. However, there is no assurance that final loan modifications will be achieved and with respect to two programs, it appears likely that the lender will consummate foreclosure proceedings. On two of the tenant-in-common programs sponsored by an affiliate of our sponsor, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate owning an original equity investment in one property of approximately $10,000 and approximately $10,039 in the other property.  These affiliates have now received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated.  In addition, another affiliate of our sponsor and tenant-in-common owners in eight tenant-in-common programs have collectively initiated legal proceedings against a lender.  The lender and borrowers are actively working on a restructuring of these transactions, while the lender is continuing to pursue its available remedies.  In one instance, the 19 tenant-in-common owners of the Westchester Technology Center Property, which originally acquired the property with a $4 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on an office building which secures by the loan.  In another instance, the 28 tenant-in-common owners of a two-hotel project (consisting of the Springhill Suites Altamonte and the Holiday Inn Express Orlando) which originally acquired the project with a $10.21 million equity investment, declined to proceed with a lender’s loan modification proposal and are allowing the lender to foreclose on the two hotels which secure the loan.

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

During the three months ended September 30, 2010, we did not repurchase any of our securities.

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

As of September 30, 2010, we had accepted investors’ subscriptions for, and issued, 287,051 shares of our common stock in our initial public offering, resulting in offering proceeds, net of $130,703 in selling commissions and dealer manager fees and $304,925 in offering costs, of $2,434,878.

As of September 30, 2010, we have used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase real estate, and paid $154,955 of acquisition fees and expenses. For more information regarding how we used our net offering proceeds through September 30, 2010, see our financial statements included in this Quarterly Report.

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

MOODY NATIONAL REIT I, INC.

Date: November 15, 2010	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Robert W. Engel
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