Form 10-K
period 2010-12-31
Moody National REIT I, Inc.
filed 2011-03-31
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission file number 333-150612
___________________________

MOODY NATIONAL REIT I, INC.
(Exact name of registrant as specified in its charter)

___________________________

Maryland	26-1812865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 977-7500
(Registrant’s telephone number, including area code)
___________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

 None
___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 37,222 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2011, there were 366,970 shares of the common stock of the registrant outstanding.

MOODY NATIONAL REIT I, INC.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

PART I

ITEM 1.   Business

Overview

Moody National REIT I, Inc. is a Maryland corporation formed on January 15, 2008 to invest in a diversified portfolio of real estate investments. We intend to qualify as a real estate investment trust, or REIT, commencing in the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.  References to “shares” and “our common stock” refer to the shares of our common stock.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended for an additional year upon the approval of our board of directors.   We are offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. From the commencement of our public offering on April 15, 2009 to December 31, 2010, we had accepted investors’ subscriptions for, and issued, 312,827 shares of our common stock in our public offering, including 4,976 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,078,505.

As of March 28, 2011, we had accepted investors’ subscriptions for, and issued, 329,748 shares of our common stock in our public offering, including 7,897 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,218,505.

We plan to continue to raise funds through the sale of shares of our common stock in our public offering in order to enable us to acquire additional real properties and other real estate-related assets.  We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our initial public offering, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

We intend to use substantially all of the net proceeds from our initial public offering to invest in a broadly diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of commercial properties that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. Our direct real property investments will generally focus on real estate in multiple property types, consisting primarily of hotel, multifamily, office, retail and industrial assets located in the United States and Canada. As of December 31, 2010, our real estate portfolio consisted of an indirect interest in one property, a hotel property located in Atlanta, Georgia. For more information on our real estate portfolio, see “—Real Estate Portfolio” below.

Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement.  We refer to Moody National Advisor I, LLC as our “advisor.”  Our advisor conducts our operations and manages our portfolio of real estate investments.

Moody Securities, LLC, an affiliate of our advisor, serves as our dealer manager for our initial public offering.  We refer to Moody Securities, LLC as our “dealer manager” or “Moody Securities.”

Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

2010 Highlights:

During the year ended December 31, 2010, we:

•	raised the minimum offering amount of $2,000,000 in our initial public offering on May 18, 2010;

•
acquired a 75% indirect interest in a hotel property that was purchased by a joint venture with an affiliate of our sponsor for an aggregate purchase price of approximately $7,350,000, plus closing costs, transfer taxes and certain payments to third parties; and

•
began paying a distribution in July 2010 which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

Investment Objectives

Our primary investment objectives are to:

•	preserve, protect and return stockholder’s capital contributions;

•	pay regular cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

Our investment strategy, which we refer to as “Core Plus Plus,” is to provide investors seeking a general real estate allocation with a broadly diversified portfolio of direct real estate properties, real estate securities and debt-related investments, which we refer to collectively as “real estate assets.” We intend to invest the majority of our total assets in real properties in multiple property types, consisting of hotel, multifamily, office, retail and industrial assets. During 2011, we anticipate investing primarily in hotel properties as we believe this asset class provides unique opportunities for return on investment at this time. We expect the majority of our direct real property investments will consist of “core plus” properties, which are stabilized, income-producing properties that have been fully constructed and that have significant operating histories. In addition, our portfolio may also include a relatively smaller proportion of “value added” investment opportunities that arise in circumstances where a real property may be situationally undervalued or where product repositioning, capital expenditures or improved property management may increase cash flows. We may also invest in “opportunistic” real properties or properties that are under development or construction, that are newly constructed or that have some level of vacancy at the time of acquisition.  We anticipate that the majority of our direct real property investments will be made in the United States, although we may also invest in Canada to the extent that opportunities exist that may help us meet our investment objectives.

In addition to direct investments in real properties, we also plan to acquire real estate securities and debt-related investments. We expect that our total investments in real estate securities and debt-related investments will be a substantially smaller proportion of our overall portfolio than our direct investments in real properties. However, we are not specifically limited in the number or size of our real estate securities and debt-related investments, or the percentage of the net proceeds from our initial public offering that we may invest in a single real estate security or debt-related investment.

The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Our Core Plus Plus strategy utilizes an acquisition philosophy that capitalizes on market inefficiencies and a disciplined approach to analyzing economic fundamentals and demographic trends in major metropolitan markets to identify undervalued real estate investment opportunities. “Core” refers to a stable, Class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. Core Plus builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators. Our Core Plus strategy seeks to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying, intrinsic value, we believe a core asset will create value at disposition. Core Plus Plus builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. The Moody Core Plus Plus investment strategy takes into account a number of micro and macroeconomic factors, including changes in general economic conditions, which we believe will allow us to identify sound economic investments in real estate and real estate related assets even during periods of an economic downturn, such as the one that recently occurred in the United States.

Real Estate Portfolio

As of December 31, 2010, our portfolio consisted of a 75% indirect joint venture interest in one real property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. On May 27, 2010, we acquired our interest in the Residence Inn property through Moody National RI Perimeter JV, LLC, or the joint venture.  We own a 75% interest in the joint venture through Moody National Perimeter REIT JV Member, LLC, or the REIT JV Member, a wholly owned subsidiary of our operating partnership. Moody National RI Perimeter TO, LLC, or the Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our Chairman and Chief Executive Officer, owns a 25% membership interest in the joint venture. For more information on the terms of the joint venture, see Item 13, “Certain Relationships and Related Transactions and Director Independence—Residence Inn Property.”

The joint venture, through a wholly-owned subsidiary, acquired fee simple title to the Residence Inn property by purchasing the interests in the Residence Inn property held by twenty-seven tenant-in-common owners, which we collectively refer to as the “seller.” The joint venture acquired the Residence Inn property for an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn property, plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by seller.  In connection with the acquisition of the Residence Inn property, our advisor waived its acquisition fee. The seller acquired the Residence Inn property pursuant to an offering of tenant-in-common interests sponsored by one of our affiliates and the joint venture agreed to purchase the Residence Inn property as described above in connection with the restructuring of the existing financing secured by the Residence Inn property.

The purchase of the Residence Inn property by the joint venture was funded by capital contributions of $2,583,000 and $946,731, to the joint venture from the REIT JV Member and the Moody JV Member, respectively.  REIT JV Member financed its capital contribution with cash on hand and a promissory note issued in favor of Moody JV Member for an aggregate amount of $200,000.  For more information on the promissory note, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In connection with the acquisition of the Residence Inn property, we formed a taxable REIT subsidiary, or TRS, in which we own 75% of the outstanding equity interest and Brett C. Moody owns 25% of the outstanding equity interest.  Upon the closing of the acquisition of the Residence Inn property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS which we refer to as the “master tenant,” entered into an operating lease agreement pursuant to which the joint venture leases the Residence Inn property to the master tenant.  Marriott, LLC, or Marriott, is the manager of the Residence Inn property pursuant to a Management Agreement by and between Marriott and the master tenant.

Borrowing Policies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to exceed our net offering proceeds. As of December 31, 2010, our outstanding indebtedness totaled $5,200,000, which consisted of $5,000,000 outstanding on the Residence Inn property loan and $200,000 outstanding on the REIT JV promissory note.  At December 31, 2010, our borrowings were not in excess of 300% of the value of our net assets.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, is reviewed by the board of directors at least quarterly.

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

Competitive Market Factors

The United States commercial real estate market remains competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds and real estate companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. Additionally, recent disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their greater resources, our competitors may have more flexibility than we do in their ability to offer rental concessions to attract tenants for commercial properties. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of real estate securities and debt-related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs and real estate funds with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Tax Status

For the fiscal years ended 2009 and 2010, we have not elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.  We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.  As a result, distributions to holders of shares of our common stock represented a return of capital and generally will not be taxed as ordinary income.

We intend to elect to qualify as a REIT under the Internal Revenue Code for the year ended December 31, 2011.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Environmental

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Residence Inn property and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or if necessary any other available financing sources to make distributions.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Financial Information About Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file periodic reports, proxy statements and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com/. Our filings are also available on the SEC’s website, http://www.sec.gov, free of charge. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.   Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A.

Investment Risks

Since the commencement of our public offering in 2009, we have raised a relatively limited amount of offering proceeds, have made only one investment and have incurred a net operating loss for the years ended December 31, 2009 and 2010.

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives.  On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. During the period from the commencement of our public offering on April 15, 2009 to March 28, 2011, we accepted investors’ subscriptions for, and issued, 329,748 shares of our common stock in our public offering, including 7,897 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,218,505.  To date we have made only one investment, the acquisition of our indirect 75% joint venture interest in the Residence Inn property. In addition, for the years ended December 31, 2009 and 2010, we incurred a net operating loss.

There is no public market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

    There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be redeemed by us each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to our stockholders on any date certain or at all. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

    We commenced operations on May 27, 2010 with the acquisition of our indirect joint venture interest in the Residence Inn property and therefore have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a REIT with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other affiliates of Moody National Companies, or Moody affiliates, to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

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

    Because a portion of the offering price from the sale of our shares is used to pay expenses and fees, the full offering price paid by stockholders is not invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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

    Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments to pay distributions.

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

You are limited in your ability to sell your shares of our common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

    Our share redemption program may provide you with a limited opportunity to have your shares of our common stock redeemed by us at a price equal to or at a discount from the current offering price per share for the shares being redeemed. Following the primary offering, shares of our common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value of the company and other factors our board of directors deems relevant. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above limitation shall not apply to redemptions requested within two years after the death of a stockholder. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of our common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of our common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

    On May 20, 2010, our board of directors authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of an indirect interest in the Residence Inn property.  The distribution (1) began to accrue daily to our stockholders of record as of the close of business on each day commencing one business day following the closing of the acquisition of the Residence Inn property on May 27, 2010, (2) is payable in cumulative amounts on or before the 15th day of each calendar month, and (3) is calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock. We began to pay this distribution on a monthly basis in July 2010. There is no guaranty that we will pay distributions at this rate in the future or at all.

    The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital. We have not established a limit on the offering proceeds from our public offering that may be used to fund distributions during our offering. As such, to the extent that we use offering proceeds to fund distributions to our stockholders, we will have less funds available for investments and your overall return may be reduced.

    In the event that we are unable to consistently fund monthly distributions to our stockholders entirely from our funds from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. Further, distributions generally will be taxable to all U.S. stockholders as ordinary income to the extent they are from our current or accumulated earnings and profits. If we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.  In addition, to the extent we make distributions to stockholders with sources other than from funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments in real estate assets that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.  Subsequent investors may experience immediate dilution in their investment because a portion of our net assets may have been used to fund distributions instead of retained in our company and used to make investments.

Payments to the holder of the special units of our operating partnership may reduce cash available for distribution to our stockholders and the value of our shares of common stock upon consummation of a liquidity event.

    Moody OP Holdings I, LLC, or Moody Holdings, as the holder of the special units of our operating partnership, may be entitled to receive 15% of specified distributions made upon dispositions of our operating partnership’s assets and a promissory note, cash or shares of our common stock upon the occurrence of specified events, including, among other events, a listing of our shares on a securities exchange or the termination or non-renewal of the advisory agreement. Payments to the holder of the special units upon dispositions of our operating partnership’s assets and redemptions of the special units may reduce cash available for distribution to our stockholders and the value of shares of our common stock upon consummation of a liquidity event.

The price of our shares of common stock may be adjusted to a price less than the price you paid for your shares of our common stock.

    The price of our shares of common stock may be adjusted periodically, in the sole and absolute discretion of our board of directors, to reflect changes in the net asset value of our assets and other factors our board of directors deems relevant and therefore future adjustments may result in an offering price lower than the price you paid for your shares.

Risks Related To Our Business

Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and newly enacted SEC regulations, have created, and may create in the future, additional compliance requirements for companies such as ours. For instance, our advisor may be required to register as an investment advisor under federal or state regulations which will subject us to additional compliance procedures and reporting obligations.  As a result of such additional regulation, we intend to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We, our sponsor and our advisor have limited experience in operating a public company or a REIT, and our failure to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow.

    We and our advisor are each newly formed companies. Other than our company, neither our advisor nor our sponsor nor any of our advisor’s or sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have operated a public company or an entity that has elected, or intends to elect, to be taxed as a REIT, and we may not be able to operate such an entity successfully. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, we have acquired an interest in only one real estate asset, and we have not identified any probable investments. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	identify and acquire additional investments that align with our investment strategies;

•	establish and maintain contacts with licensed securities brokers and other agents to successfully complete our initial public offering;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties, real estate securities and debt-related investments as well as for potential investors in our shares; and

•	continue to build and expand our operations structure to support our business.

    Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our shares.

Our success is dependent on the performance of our sponsor and Moody National affiliates.

    Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and other affiliates of our sponsor. Our sponsor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and recent credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry, which we anticipate will continue through 2011. The recent economic downturn has resulted in overall transaction volume and size of sales and leasing activities to decline which has had an adverse impact on our sponsor and its affiliates, and could continue to put downward pressure on our sponsor’s revenues and operating results.

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

    Moody National Management, L.P. has also commenced negotiations with lenders to restructure loan terms with respect to certain prior real estate programs in default under existing franchise or loan agreements and may continue to do so in the future. On some of the loans on these prior programs, the lender is pursuing various alternatives simultaneously, including initiation of foreclosure proceedings and negotiations for loan modifications. On these loans, the lender and borrowers are actively working toward a loan modification. However, there is no assurance that final loan modifications will be achieved and with respect to two programs, it appears likely that the lender will consummate foreclosure proceedings and/or the tenant-in-common owners will stipulate to the foreclosure. On two of the tenant-in-common programs sponsored by an affiliate of our sponsor, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate owning an original equity investment in one property of approximately $10,000 and approximately $10,039 in the other property.  These affiliates have now received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated.  In addition, another affiliate of our sponsor and tenant-in-common owners in eight tenant-in-common programs have collectively initiated legal proceedings against a lender.  The lender and borrowers are actively working on a restructuring of these transactions, while the lender is continuing to pursue its available remedies.  Three of the tenant-in-common programs have now completed a restructuring of the loan and ownership structure of the program and both the lender and such tenant-in-common owners have dismissed the legal foreclosure proceedings.  In one instance, the 19 tenant-in-common owners of the Westchase Technology Center Property, which originally acquired the property with a $4 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on an office building which secures the loan.  In another instance, the 28 tenant-in-common owners of a two-hotel project (consisting of the Springhill Suites Altamonte and the Holiday Inn Express Orlando) which originally acquired the project with a $10.21 million equity investment, declined to proceed with a lender’s loan modification proposal and are allowing the lender to foreclose on the two hotels which secure the loan.

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

    Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of December 31, 2010, we had raised $3,078,505 in proceeds in our initial public offering and have acquired an indirect joint venture interest in one property. If we are unable to access sufficient capital, we may suffer from delays in making additional suitable investments.

The recent  downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The terms and availability of credit is expected to remain limited during 2011. The negative impact of tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of real estate assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected.

    The net proceeds from our initial public offering will be used primarily to fund our investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We do not intend to establish a general working capital reserve out of the proceeds from our initial public offering. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

    Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering.

Investors in our initial public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock if the issuance is approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the removal of incumbent management.

We do not currently have a compensation committee, and presently do not intend to form such a committee.

We do not have a compensation committee and have no plans to form one. Our board of directors may form a compensation committee in the future, which we expect will occur only when we hire our own employees. We currently do not have any employees nor do we have plans to hire any employees. The role of any compensation committee would be to make recommendations to our board of directors on the compensation of our employees and to administer the granting of awards pursuant to our 2009 Long-Term Incentive Plan, of which the Amended and Restated Independent Directors Compensation Plan is a part, and to set the terms and conditions of such awards. Until our board of directors deems it in our best interest to form a compensation committee, our board of directors will directly administer our 2009 Long-Term Incentive Plan and perform such other related duties. Should our board of directors decide in the future to form a compensation committee, such committee will be comprised of a majority of independent directors.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

We may issue limited partner interests of our operating partnership in connection with certain transactions. Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

In addition, Moody Holdings, the holder of special units in our operating partnership, may be entitled to (1) certain cash payments upon the disposition of certain of our operating partnership’s assets or (2) a one time payment in the form of cash, a promissory note or shares of our common stock in conjunction with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. This potential obligation to make substantial payments to the holder of the special units may reduce our cash available for distribution to stockholders and limit the amount that stockholders will receive upon the consummation of a liquidity event.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If for any reason, we were required to register as an investment company, we would have to comply with a variety of extensive and restrictive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

    Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition, disposition and management of real estate assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of Moody National REIT Sponsor, LLC, our sponsor, including Brett C. Moody and Robert W. Engel, each of whom would be difficult to replace. We currently do not have key man life insurance on any of these key personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We may compete with other Moody National affiliates for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

    We may compete with other Moody National affiliates for opportunities to acquire or sell certain types of real estate assets. We may also buy or sell real estate assets at the same time as other Moody National affiliates are considering buying or selling similar assets. In this regard, there is a risk that our advisor will select for us a real estate asset that provides lower returns to us than real estate assets purchased by another Moody National affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned or managed by other Moody National affiliates. Our advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned or managed by Moody National affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants. As a result of our potential competition with other Moody National affiliates, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that Moody National affiliates devote to us may be diverted, and we may face additional competition due to the fact that Moody National affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

    Moody National affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages approximately 40 privately offered real estate programs sponsored by affiliates of our sponsor, all of which have investment objectives generally similar to our initial public offering. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other Moody National affiliates, which could result in actions that are not in the best interests of our stockholders.

    Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;

•
real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to acquisition fees, origination fees and disposition fees upon purchases and sales; and

•
the purchase of real estate assets from other Moody National affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, property management fees and disposition fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee or origination fee. Certain potential acquisition fees, origination fees and asset management fees payable to our advisor and property management and leasing fees payable to the property manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may incentivize our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Moody National affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

Our advisor may have conflicting fiduciary obligations if we acquire real estate assets from its affiliates or in joint ventures with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

    Our advisor may cause us to invest in a property owned by, or make an equity or debt-related investment in, one of its affiliates or through a joint venture with its affiliates. For example, we own our indirect interest in the Residence Inn property through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity wholly owned by Brett C. Moody, our Chairman and Chief Executive Officer. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

The fees we pay to affiliates in connection with our initial public offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

    The fees  paid to our advisor, our property manager, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and could be in excess of amounts that we would otherwise pay to third parties for such services.

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

We believe the risks associated with our business are more severe during market downturns. For example, a prolonged market downturn could negatively impact our real estate investments as a result of increased tenant delinquencies and/or defaults under our leases. In addition, lower demand for rentable space and oversupply of rentable space could lead to increased rent concessions, higher tenant improvement expenditures or reduced rental rates in order to maintain occupancies. Because we expect that some of our debt-related investments may consist of loans secured by real property, these same factors could also negatively affect the underlying borrowers and collateral of our investments. Our operations could be negatively affected to a greater extent if a market downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment.

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks incident to the ownership of real estate assets including changes in national, regional or local economic, demographic or real estate market conditions. We are subject to risks generally attributable to the ownership of real estate assets, including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of or demand for similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by our tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

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

    Operating expenses at our properties, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

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

    Lease payments due under leases for retail properties may be based in part on the income of the retail tenant. In such cases where the tenant is required to pay rent based on a percentage of the tenant’s income from its operations at the real property, the actual rental income we receive under such a lease may be inadequate to cover the operating expenses associated with the real property if a tenant’s income is substantially lower than projected. In such case, we may not have access to funds required in the future to pay the operating expenses associated with the real property.

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

    When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We do not anticipate establishing a general working capital reserve out of the proceeds from our public offering. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

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

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

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

    We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real estate assets and tenants and may not compete successfully.

    We compete with numerous other persons or entities seeking to buy real estate assets and attract tenants to real properties. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire additional real estate assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Our ability to make distributions to our stockholders will depend upon the ability of hotel managers to operate our hotels effectively.

    We currently own a 75% indirect joint venture interest in one hotel property, the Residence Inn property, and we expect to continue to invest a portion of the proceeds from our initial public offering in additional hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our third-party hotel manager for the Residence Inn property and for any other hotel properties we acquire an interest in will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of the Residence Inn property or any other hotel property that we acquire an interest in. Thus, even if we believe that the Residence Inn property or any other hotel property is being operated in an inefficient or sub-optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel property will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

    Our ability to make distributions to stockholders will be impacted by the performance of our third-party hotel managers in generating sufficient revenues from our hotels in excess of operating expenses. The hotel managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of the hotels, their ability to maintain and increase gross revenues and operating margins at the hotels and other factors. Therefore, any operating difficulties or other factors affecting our hotel managers’ ability to maintain and increase gross revenues and operating margins at our hotels could significantly adversely affect our financial condition and results of operations.

The recent market downturn has adversely affected the hospitality industry and may affect hotel operations for the hotels we acquire.

    As part of the effects of the recent market downturn, the hospitality industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the hospitality industry, the Residence Inn property and any other hotel properties that we invest in may experience declines in occupancy and average daily rates due to decline in travel. In addition, it is possible that these factors could have a material adverse effect on the value of the Residence Inn property and any other hotels that we acquire.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

    The hospitality industry is generally characterized as being intensely competitive. Any hotel  in which we investment will compete with existing and new hotels in their geographical markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. For example, the Residence Inn property faces competition from other comparable hotel properties located in and around the Residence Inn property’s Atlanta submarket, including the Comfort Suites Perimeter Center, the Hampton Inn Atlanta Perimeter Center and the Hyatt Place Atlanta Perimeter Center, each of which are hotel properties located within approximately one mile of the Residence Inn property. The principal competitive factors that will affect the hotel properties in which we invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

    If we decide to invest in additional hotel properties, we expect to face significant competition for attractive hotel investment opportunities from other major real estate investors with significant capital, including both publicly traded REITs and private institutional investment funds. Because of competition from other well-capitalized real estate investors, we can provide no assurance that we will be able to acquire desired hotel properties. Where it is possible to acquire desired hotel properties, we can provide no assurance that we will be able to do so on favorable terms or that such properties will meet our return expectations or conform to our investment criteria. The competition to acquire attractive hotel investment opportunities could have an adverse effect on our financial condition and ability to pay distributions.

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

    The hospitality industry is subject to unique, unforeseeable risks, such as natural disasters, pandemics and threats of pandemics, acts of terror and other catastrophes. We have no control over events of this type and they could have a substantial impact on the hospitality industry and our business if we decide to invest in additional hotel properties. For example, the threat of an avian flu pandemic in an area where we have hotel properties could sharply reduce hotel room demand in that area and negatively impact our business. Because we are unable to control the timing, duration or magnitude of these unforeseen events, the negative impact upon our business could be great.

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

    The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Retailers at any retail properties we acquire will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect the tenants at such properties and, consequently, our revenues and funds available for distribution.

The recent market downturn has led to decreased consumer spending, which may have an adverse affect on tenants of our retail properties.

    The recent market downturn has led to decreased consumer spending. This may adversely affect any investments we make in retail properties because our income from such investments will be derived from lease payments by tenants whose businesses depend on consumer spending. In addition, to the extent we invest in retail properties, our ability to increase our revenues and operating income may depend in part on steady growth of demand for the products and services offered by the stores and companies located in the retail properties we have invested in. A drop in demand for any reason could result in a reduction in tenant performance and consequently, adversely affect us.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. For example, we own our indirect interest in the Residence Inn property through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity wholly owned by Brett C. Moody, our Chairman and Chief Executive Officer.  Under the terms of the joint venture agreement for the joint venture, we control the day-to-day affairs of the joint venture subject to certain veto rights of our affiliated joint venture partner.  However, because our joint venture partner is an affiliate of our advisor, certain conflicts of interest may arise with respect to major business decisions of the joint venture. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt;

•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•
that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•
the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

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

    We may acquire properties in Canada to the extent that opportunities exist that may help us meet our investment objectives. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in this Annual Report, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements such as the enactment of laws prohibiting or restricting the foreign ownership of property, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, laws restricting us from removing profits earned from activities within the country to the United States, including the payment of distributions, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may also adversely impact the fair values and earnings streams of our international holdings and thus the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

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

We may obtain lines of credit and long-term financing that may be secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess.  As of December 31, 2010, our borrowings did not exceed 300% of the value of our net assets.  In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

The capital and credit markets experienced extreme volatility and disruption during 2008 and 2009. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have and expect in the future to finance our investments in part with debt. As a result of recent turmoil in the credit markets, we may not be able to obtain debt financing on attractive terms or at all. As such, we may be forced to use a greater proportion of proceeds from our initial public offering to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

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

    We intend to make an election to be taxed as a REIT for federal income tax purposes commencing in the taxable year ended December 31, 2011. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

    If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election. As of December 31, 2010, we had not yet elected to be taxed as a REIT.

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

•
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

•
part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

•
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

•
whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act, or ERISA, and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	whether your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether your investment will impair the liquidity of the plan or IRA;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•	your need to value the assets of the plan annually.

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

ITEM 1B.   Unresolved Staff Comments

We have no unresolved staff comments.

ITEM 2.   Properties

As of December 31, 2010, our portfolio was comprised of a 75% indirect joint venture interest in the Residence Inn property. The Residence Inn property is an all-suite hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land located at 6096 Barfield Road in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center. For additional discussion of the terms of our acquisition of our interest in the Residence Inn property, see Item 1, “Business—Real Estate Portfolio.”

The Residence Inn property was developed in 1987 and has 128 rooms ranging from 500 square foot studios to 800 square foot bi-level, two bedroom penthouse suites. The Residence Inn property features a number of guest amenities, including a breakfast dining area, approximately 734 square feet of meeting space, an outdoor pool and whirlpool, an exercise room and a business center.

The Residence Inn property is located in the center of the Perimeter Center business district near Atlanta, Georgia, or the perimeter submarket. The perimeter submarket is the largest office market in the southeastern United States with over 22 million square feet of office space. The Residence Inn property is located near the offices of a number of major employers in the perimeter submarket, including Hewlett Packard, Cox Enterprises, Children’s Healthcare of Atlanta and St. Joseph’s Hospital. Top corporate accounts at the Residence Inn property include Pantech Wireless, UPS, FDIC and Oracle, which occupied 6,594, 1,130, 1,078 and 946 room nights respectively in 2010. The perimeter submarket is also in close proximity to the Perimeter Mall, one of the largest malls in the Atlanta area, and major attractions in downtown Atlanta, such as the Georgia Aquarium and the Coca Cola Museum.

The Residence Inn property faces competition from other comparable properties located in and around the perimeter submarket, including the Comfort Suites Perimeter Center, the Hampton Inn Atlanta Perimeter Center and the Hyatt Place Atlanta Perimeter Center, each of which are hotel properties located within approximately one mile of the Residence Inn property.

Management currently has plans for extensive interior renovations to the Residence Inn property over a four year period. Management’s renovation plan includes a replacement of soft goods, including carpet, drapes and walls (paint/vinyl), furniture replacements and guestroom updates. The renovation plan for the Residence Inn property also contemplates upgrades to kitchen and bathroom spaces, including the replacement of countertops, appliances, cabinets and flooring. Total capital expenditures are estimated to be approximately $1.63 million over the planned renovation period. Management currently believes that the Residence Inn property is suitable for its intended purpose and adequately covered by insurance.

Our principal executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas, 77057. Our telephone number, general facsimile number and website address are (713) 977-7500, (713) 977-7505 and  http://www.moodynationalreit.com, respectively.

ITEM 3.   Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any pending or contemplated legal proceedings the outcome of which is or would be reasonably likely to have a material adverse effect on our results of operations or financial condition.

ITEM 4.   [Removed and Reserved]

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 28, 2011, we had approximately 366,970 shares of our common stock outstanding held by a total of approximately 70 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our public offering. Our charter does not require our board of directors to pursue a liquidity event at any particular time, or at all. However, we expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

Pursuant to FINRA Conduct Rule 5110 and to assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in the ongoing initial public offering of our common stock, we disclose in each annual report distributed to our stockholders an estimated per share value of our common stock, the method by which the estimated per share value was developed, and the date of the data used to develop the estimated per share value. In addition, our advisor will prepare annual statements of the estimated  per share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor has estimated the per share value of our common stock to be $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (not taking into account purchase price discounts for certain categories of purchasers).

Although this estimated per share value represents the most recent price at which most investors are willing to purchase shares of our common stock in our primary offering, this reported per share value is likely to differ from the price at which a stockholder could resell his or her shares of our common stock because (1) there is no public trading market for our shares at this time; (2) the estimated per share value does not reflect, and is not derived from, the fair market value of our interest in the joint venture and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated per share value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated per share value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Recent Sales of Unregistered Securities; Use of Offering Proceeds From Registered Securites

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all subscription proceeds held in an escrow account, plus interest, were released to us. Our initial public offering will terminate on April 15, 2011, unless extended for an additional year by our board of directors.

As of December 31, 2010, we had accepted investors’ subscriptions for, and issued, 312,827 shares of our common stock in our public offering, including 4,976 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,078,505.

As of December 31, 2010, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$151,503	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	319,282	Actual

Total expenses	$470,785

From the commencement of our initial public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $2,607,720, excluding $47,276 from shares of our common stock issued pursuant to our distribution reinvestment plan.  For the year ended December 31, 2010, the ratio of the cost of raising capital was approximately 15%.

We intend to use substantially all of the net proceeds from our initial public offering to invest in a broadly diversified portfolio of real properties, real estate securities and debt-related investments.  As of December 31, 2010, we had acquired a 75% indirect interest in a joint venture which acquired the Residence Inn property for an aggregate purchase price of approximately $7,350,000.  This investment was funded with approximately $2,150,000 in cash and approximately $5,200,000 in debt financing.

During the fiscal year ended December 31, 2010, we did not repurchase any of our securities under our share redemption program.  For a discussion of our share redemption program, see “—Share Redemption Program” below.

Under our independent directors compensation plan, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and each of our three independent directors was granted 5,000 shares of restricted stock pursuant to our independent directors’ compensation plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in an issuance of an aggregate of 15,000 shares of restricted stock.  For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Share Redemption Program

Our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the current offering price per share for the shares being redeemed. Following the conclusion of our primary offering, shares of common stock will be redeemed, subject to certain restrictions and limitations at a price equal to, or at a discount from, a price based upon the per-share net asset value and other factors that our board of directors deems relevant such as the then-current offering price (if we are conducting a subsequent offering), the then-current reinvestment price under our distribution reinvestment plan and general market conditions. The discount will vary based upon the length of time that a stockholder has held the shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Current Offering Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

Unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability, we may not redeem shares unless the redeeming stockholder has held the shares for one year. Redemption requests made within two years of death or “qualifying disability” of a stockholder will be redeemed at a price equal to the then-current public offering price and, following the conclusion of our primary offering, at a price determined  by our board of directors as described above. Our board of directors, in its sole discretion, will make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder. Generally, our board of directors will consider a stockholder to have a qualifying disability if it is (1) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (2) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the stockholder’s employees. We must receive written notice within 180 days after such stockholder’s qualifying disability.

We are not obligated to redeem shares of our common stock under the share redemption program. Our board of directors may, in its sole discretion, accept or reject any share redemption request made by any stockholder at any time. If our board of directors accepts share redemptions, the number of shares to be redeemed during any calendar year is limited to (1) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above volume limitations shall not apply to redemptions requested within two years after the death of stockholder.

To the extent we determine to accept share redemption requests from our stockholders, redemption of shares of our common stock will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Redemption requests will be honored approximately 30 days following the end of the applicable quarter, which we refer to as the “redemption date.” Stockholders may withdraw their redemption request at any time up to three business days prior to the redemption date.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. If our board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential termination of our share redemption program.

Distribution Information

On May 20, 2010, our board of directors authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of an indirect interest in the Residence Inn property.  The distribution (1) began to accrue daily to our stockholders of record as of the close of business on each day commencing one business day following the closing of the acquisition of the Residence Inn property; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the year ended December 31, 2010:

	Distributions Paid(1)

Period	Cash	DRIP(3)	Total

Third Quarter 2010(2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014

Total	$80,027	$47,276	$127,303

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010 (the date we first paid distributions) to December 31, 2010, we paid aggregate distributions of $127,303. Of the $127,303 in distributions we have paid in the period from July 15, 2010 (the date we first paid distributions) to December 31, 2010, $80,027, or approximately 63%, was paid in cash, and $47,276, or approximately 37%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $80,027 in cash distributions for the third and fourth quarter of 2010.  Net cash provided by operating activities was $109,466 for the year ended December 31, 2010.

The tax composition of our distributions declared for the year ended December 31, 2010 was as follows:

Ordinary Income	0.0%
Return of Capital	100.0%
Total	100.0%

ITEM 6.   Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2008, 2009 and 2010 and for the years ended December 31, 2009 and 2010 and the period from January 15, 2008 (date of inception) through December 31, 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of
Selected Financial Data	December 31, 2010	December 31, 2009	December 31, 2008
BALANCE SHEET DATA:
Total assets	$9,221,467	$313,509	$202,000
Total liabilities	$5,748,525	$111,509	$—
Total equity	$3,471,942	$201,000	$201,000

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from January 15, 2008 (date of inception) through December 31, 2008
STATEMENT OF OPERATIONS DATA:
Total revenue	$1,908,477	$—	$—
Total expenses	$2,195,159	$—	$—
Net loss	$(286,682)	$—	$—

STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities	$109,466	$—	$—
Net cash used in investing activities	$(2,491,419)	$—	$—
Net cash provided by financing activities	$3,102,096	$—	$202,000

OTHER DATA:
Distributions declared	$150,906	$—	$—

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report.  Also see “Forward Looking Statements” preceding Part I.

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended for an additional year upon the approval of our board of directors.  We are offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. As of December 31, 2010, we had accepted investors’ subscriptions for, and issued, 312,827 shares of our common stock in our public offering, including 4,976 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $3,078,505.

We plan to continue to raise funds through the sale of shares of our common stock in our public offering in order to enable us to acquire additional real properties and other real estate-related assets.  We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our initial public offering, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

As of December 31, 2010, our portfolio consisted of a 75% indirect joint venture interest in one property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. On May 27, 2010, we acquired an indirect interest in the Residence Inn property through Moody National RI Perimeter JV, LLC, or the joint venture.  We own a 75% interest in the joint venture through Moody National Perimeter REIT JV Member, LLC, or the REIT JV Member, a wholly owned subsidiary of our operating partnership. Moody National RI Perimeter TO, LLC, or the Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our Chairman and Chief Executive Officer, owns a 25% membership interest in the joint venture. The joint venture acquired fee simple title to the Residence Inn property for an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of the Residence Inn property of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn property, plus closing costs, transfer taxes and certain payments to third parties. REIT JV Member financed its $2,583,000 contribution to the joint venture with cash on hand and a promissory note issued in favor of Moody JV Member for an aggregate amount of $200,000. For more information on our outstanding indebtedness, see “—Liquidity and Capital Resources.”

In connection with the acquisition of the Residence Inn property, we formed a taxable REIT subsidiary, or TRS, in which we own 75% of the outstanding equity interest and Brett C. Moody owns 25% of the outstanding equity interest. Upon the closing of the acquisition of the Residence Inn property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS which we refer to as the “master tenant,” entered into an operating lease agreement pursuant to which the joint venture leases the Residence Inn property to the master tenant.  Marriott, LLC, or Marriott, is the manager of the Residence Inn property pursuant to a Management Agreement by and between Marriott and the master tenant.

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.  If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Review of our Investment Policies

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

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. However, we believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase by between 3.0%-3.6% in 2011.  GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2011. However, we expect the multifamily sector to improve during 2011 due to undersupply, GDP growth and the ability multifamily property managers to adjust lease rates quickly.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of the Residence Inn property on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our public offering, including those offered for sale through our distribution reinvestment plan, and through the assumption and origination of debt.

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

We may, but are not required to, establish working capital reserves from offering proceeds, out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $109,466, which was primarily from real estate operations that commenced on May 27, 2010 with the acquisition of the Residence Inn property.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $2,491,419, which was comprised of $2,481,623 used for the acquisition of and additions to the Residence Inn property and an increase in restricted cash of $9,796.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $3,102,096, consisting primarily of offering proceeds of $3,078,505, which was used to fund $152,008 in offering costs and $135,154 for the payment of deferred financing costs.

Cash and Cash Equivalents

As of the year ended December 31, 2010, we had cash on hand of $922,143.

Debt

Citicorp Loan. In connection with the acquisition of the Residence Inn property, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, or Perimeter Master Tenant, a wholly-owned subsidiary of Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary, or TRS, that is 75% owned by our operating partnership, which we collectively refer to as the “borrower,” entered into a modification on the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement. The loan is evidenced by a promissory note issued by the borrower and payable to the order of Citi. The borrower used the proceeds of the Citicorp loan solely to repay the remaining outstanding indebtedness on a loan secured by a security interest in the Residence Inn property made by Citigroup Global Markets Realty Corp. to, among others, Moody National RI Perimeter S, LLC and Moody National RI Perimeter H, LLC, each of which are affiliates of our sponsor.

As of December 31, 2010, there was $5,000,000 outstanding on the Citicorp loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan accrues at a per annum rate equal to 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower makes a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the loan agreement.

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

Promissory Note. On May 27, 2010, in connection with the acquisition of the Residence Inn property, REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000, or the REIT JV promissory note. The entire principal amount of the REIT JV promissory note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

As of December 31, 2010, our outstanding indebtedness totaled $5,200,000, which consisted of $5,000,000 outstanding on the Citicorp loan and $200,000 outstanding on the REIT JV promissory note.

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, is reviewed by our board of directors at least quarterly. As of December 31, 2010, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2010:

		Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations(1)	$5,200,000	$200,000	$77,859	$4,922,141	$—
Interest payments on outstanding debt obligations(2)	1,471,015	332,514	656,364	482,137	—
Total	$6,671,015	$532,514	$734,223	$5,404,278	$—

(1) (2)	Amounts include principal payments only. Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2010.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of December 31, 2010, offering costs of approximately $2,300,000 and organization costs of approximately $28,000 were incurred by our advisor on our behalf. As of December 31, 2010, we had paid offering costs of $152,008 and had accrued for organization and offering costs payable to our advisor of $346,860.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  As of December 31, 2010, our advisor had incurred $1,904,000 in reimbursable expenses, all of which exceeded the 2%/25% limitation for the four fiscal quarter period ended December 31, 2010.  $1,015,000 was incurred by our advisor within the prior four fiscal quarter period ended December 31, 2010 and may become partially reimbursable in the future subject to a determination by our independent directors.  The remaining $889,000 was incurred prior to December 31, 2009 and was not an obligation of ours.

Results of Operations

Our results of operations for the twelve months ended December 31, 2010 are not indicative of those expected in future periods as we commenced operations on May 27, 2010 in connection with our acquisition of a joint venture interest in the Residence Inn property. During the period from our inception (January 15, 2008) to December 31, 2009, we had been formed but had not raised the minimum offering amount of $2,000,000 in our initial public offering and therefore had not yet commenced operations. As a result, we had no results of operations for such period.

Revenue

Room revenues totaled $1,878,216 for the year ended December 31, 2010. Other revenue, which consists primarily of food sales at the Residence Inn property, was $30,261 for the year ended December 31, 2010. We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of owning the Residence Inn property for an entire period and as a result of anticipated future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $1,294,738 for the year ended December 31, 2010. We expect hotel operating expenses to increase in the future as a result of owning the Residence Inn property for a full year and as a result of anticipated future acquisitions of real estate assets.

Property Taxes, Insurance and Other

Property taxes, insurance and other was $114,240 for the year ended December 31, 2010.

Depreciation

Depreciation expense was $176,937 for the year ended December 31, 2010. We expect these amounts to increase in the future as a result of owning the Residence Inn property for a full year and as a result of anticipated future acquisitions of real estate assets.

Property Acquisition Expenses

Property acquisition expenses were $154,955 for the year ended December 31, 2010, all of which were incurred in connection with the acquisition of the Residence Inn property.

Organization Expenses

Organization expenses were $28,083 for the year ended December 31, 2010, all of which were incurred in connection with our organization.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $161,886 for the year ended December 31, 2010. These general and administrative expenses consisted primarily of legal and accounting costs, restricted stock compensation, directors’ fees, insurance, and due diligence costs for potential acquisitions of real estate assets. We expect corporate general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions of real estate assets, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property. During the year ended December 31, 2010, we incurred interest expense of $215,320 related to this debt, including amortization of deferred financing costs of $16,112. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net Loss

We had a net loss of $286,682 for the year ended December 31, 2010. Our operating loss is due primarily to the fact that we own one real estate investment and we commenced real estate operations on May 27, 2010. Excluding a loss attributable to a noncontrolling interest in a consolidated joint venture of $23,804 and a loss attributable to a noncontrolling interest in common operating partnership units of $39, net loss attributable to common stockholders was $262,839 for the year ended December 31, 2010.

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011.  Prior to qualifying to be taxed as a REIT, we are subject to normal federal and state corporation income taxes.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We will account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance will be recorded for net deferred tax assets that are not expected to be realized. We accrued $6,000 in current income taxes for the year ended December 31, 2010 and had a deferred tax liability of $43,000 as of December 31, 2010.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no uncertain tax positions as of December 31, 2010.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material.  We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary.  We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2008, 2009 and 2010 remaining subject to examination by various federal and state tax jurisdictions.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available.  However, the measurement period shall not exceed one year from the acquisition date.

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

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the year ended December 31, 2010.

In evaluating our investments for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of our hotel properties, which could then result in an impairment which could result in a material change to our financial statements.

Earnings (loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock, totaling 7,500 shares, held by our directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the consolidation of a variable interest entity, or VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We adopted this guidance effective January 1, 2010. The adoption of this new guidance did not have a material impact on our financial statements, but will result in additional disclosures when we acquire variable interests.

In January 2010, the FASB issued “Improving Disclosures about Fair Value Measurements.”  This standard requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have an impact on our financial position, results of operations or cash flows.

Inflation

As of December 31, 2010, our only investment consisted of our 75% indirect joint venture interest in the Residence Inn property. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

REIT Compliance

To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the year ended December 31, 2010:

	Distributions Paid (1)

Period	Cash	DRIP(3)	Total

Third Quarter 2010(2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014

Total	$80,027	$47,276	$127,303

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010 (the date we first paid distributions) to December 31, 2010, we paid aggregate distributions of $127,303. Of the $127,303 in distributions we have paid in the period from July 15, 2010 (the date we first paid distributions) to December 31, 2010, $80,027, or approximately 63%, was paid in cash, and $47,276, or approximately 37%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $80,027 in cash distributions in the third and fourth quarter of 2010.  For the year ended December 31, 2010, net cash provided by operating activities was $109,466 and our Modified funds from Operations were $133,011.  For a discussion on how we calculate Modified Funds from Operations and a reconciliation to net income (loss), see “—Funds from Operations and Modified Funds from Operations” below.

Funds from Operations and Modified Funds from Operations

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

Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. As a result, in addition to FFO, we also calculate modified funds from operations, or MFFO, a non-GAAP supplemental financial performance measure that our management uses in evaluating our operating performance.  Similar to FFO, MFFO excludes items such as depreciation and amortization.  However, MFFO excludes non-cash and non-operating items included in FFO, such as amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives. Our calculation of MFFO will exclude these items, as well as the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges, stock/unit based compensation, organization and acquisition expense and certain other items, when applicable. Our calculation of MFFO will also include, when applicable, items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we will consider in the evaluation of the operating performance of our real estate investments.

We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, which is not immediately apparent from net income (loss). We believe that MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. By providing MFFO, we present information that assists investors in aligning their analysis with our management's analysis of our long term, core operating activities. We believe MFFO is more indicative of changes in operating activities and provides comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities, derivatives or affected by impairments.

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

The table below summarizes our calculation of FFO and MFFO for the year ended December 31, 2010 and a reconciliation of such non-GAAP financial performance measures to our net loss.

Year Ended December 31, 2010
Net Loss	$(286,682)
Adjustments:
Depreciation of real estate assets	(176,937)
FFO	(109,745)
Adjustments:
Stock/unit-based compensation	106,803
Amortization of deferred financing costs	16,112
Property acquisition expense	154,955
Organization expense	28,083
Adjustments for noncontrolling interests	(63,197)
MFFO Attributable to common shareholders	$133,011

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 6 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. Our initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended.   As of March 28, 2011, we had accepted investors’ subscriptions for, and issued, 329,748 shares of our common stock in our public offering, including 7,897 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $3,218,505.

Distributions Declared

On December 31, 2010, we declared a distribution in the aggregate amount of $23,603, of which $14,199 was paid in cash on January 15, 2011 and $9,404 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On January 31, 2011, we declared a distribution in the aggregate amount of $24,248, of which $14,641 was paid in cash on February 15, 2011 and $9,607 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On February 28, 2011, we declared a distribution in the aggregate amount of $22,280, of which $13,545 was paid in cash on March 15, 2011 and $8,735 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock.

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

We have borrowed funds at fixed rates and have not borrowed funds at variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The table below summarizes our notes payable as of December 31, 2010 based on their maturity dates:

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Fair Value(1)
Notes Payable
Fixed Rate	$200,000	$-	$-	$-	$5,000,000	$-	$5,200,000
Interest rate	1.25%	-%	-%	-%	6.50%	-%

(1)
The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2010.

The weighted-average interest rate of our fixed rate debt was 6.30% at December 31, 2010. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010.

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

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.  In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	47	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	56	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	46	Independent Director
Lawrence P. Jones	64	Independent Director
John P. Thompson	47	Independent Director

Brett C. Moody has served as our Chairman of the Board, Chief Executive Officer and President since January 2008, the month in which our Company was formed. He also serves as Chief Executive Officer and President of our advisor. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody Realty Corporation, Moody Management Corporation, Moody National Development Company, L.P., Moody National Construction, LLC, and Moody National Exchange, LLC and their respective subsidiaries, collectively referred to as the “Moody National Companies Organization.” His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies Organization’s team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program.

Our board of directors, excluding Mr. Moody, has determined that the leadership positions previously and currently held by Mr. Moody, and the extensive experience Mr. Moody has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Moody with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Moody is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Robert W. Engel has served as our Chief Financial Officer and Treasurer since January 2008, the month in which our Company was formed, and as our Secretary since May 2010. In addition, Mr. Engel also serves as the Chief Financial Officer — Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel has a Bachelor of Business Administration with highest honors with a major in Accounting from the University of Texas at Austin in Austin, Texas. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA.

William H. Armstrong, III has served as one of our independent directors since September 2008, the month in which our Company was formed. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company that acquires, develops, manages and sells residential and commercial real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992 and has served as Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong received his B.A. in Economics from the University of Colorado in Boulder, Colorado.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr.

Armstrong with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Armstrong is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Lawrence S. Jones has served as one of our independent directors since March 2010.  Mr. Jones served as the Managing Director of Encore Opportunity Fund I, L.P., a private real estate fund from August 2008 to April 2010. Prior to joining Encore Opportunity Fund I, Mr. Jones served as a senior audit partner at PricewaterhouseCoopers LLP from September 1999 to June 2007, where he was the Financial Services Industry leader for the Dallas and Houston markets from September 1999 to July 2006. Prior to joining PricewaterhouseCoopers LLP, Mr. Jones served from March 1998 to June 1999 as Executive Vice President and Treasurer of Wyndham International, Inc., a leading upscale and luxury hotel operating company.  Mr. Jones began his career in 1972 at Coopers & Lybrand, a predecessor of PricewaterhouseCoopers LLP, and served as the partner in charge of Coopers & Lybrand’s national REIT practice from 1992 until March 1998. From July 1982 to June 1984, Mr. Jones served as a Professional Accounting Fellow with the Office of the Chief Accountant of the Securities and Exchange Commission in Washington, D.C.  Mr. Jones has previously served as a director of the Dallas Arts District Alliance and is currently a member of the Dallas Park and Recreation Board, a member of the National Association of Corporate Directors, the National Association of Real Estate Investment Trusts (NAREIT), the Urban Land Institute (ULI) and the American Institute of Certified Public Accountants. Mr. Jones is a past-President of the Haas School of Business Alumni Association (University of California at Berkeley).  Mr. Jones received a Bachelor of Arts degree in Economics and Corporate Finance from the University of California at Berkeley and a Master’s Degree in Corporate Finance from UCLA.

Our board of directors, excluding Mr. Jones, has determined that Mr. Jones’ experience as a certified public accountant and an officer of a luxury hotel operator has provided Mr. Jones with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Jones is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

John P. Thompson has served as one of our independent directors since September 2008, the month in which our Company was formed. Mr. Thompson is the founder of PinPoint Commercial, which provides real estate services focusing on industrial, retail and medical related projects primarily in Texas. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial broker with CB Richard Ellis, Inc. Mr. Thompson received his Bachelor of Business Administration in Finance from the University of Texas at Austin in Austin, Texas.

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

On March 25, 2010, our sole stockholder, acting by unanimous written consent in lieu of an annual meeting, elected Mr. Jones and each of our other current directors, each to serve until the next annual meeting of our stockholders (or written consent in lieu thereof) and until their respective successors are duly qualified and elected or until their earlier death, resignation or removal.  On March 25, 2010, the board of directors appointed Mr. Jones and Mr. William H. Armstrong, III to serve on the audit committee and the investment committee, respectively, in order to fill the vacant seats on the audit committee and the investment committee created by the resignation of Mr. Riddick.

On May 13, 2010, W. Kyle Bebee, our Executive Vice President and a member of our board of directors, Adam S. Wilk, our Vice President and Real Estate Counsel, and Mary E. Smith, our Vice President, Securities Counsel and Secretary, resigned from their respective positions with us, effective as of May 13, 2010.  On May 20, 2010, our board of directors authorized a decrease in the size of our board of directors from five directors to four directors and appointed Robert W. Engel to serve as our Secretary.

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

Investment Committee

Our board of directors has a separately designated investment committee. Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investment in specific real estate assets proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors. Our investment committee must at all times be comprised of a majority of independent directors. The investment committee is comprised of three directors, two of whom are independent directors. The current members of the investment committee are Messrs. Brett C. Moody, John P. Thompson and William H. Armstrong, III, with Mr. Moody serving as the chairman of the investment committee.

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

Code of Conduct and Ethics

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

Compensation of our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. As a result, we do not nor has our board of directors considered a compensation policy for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report.

Each of our executive officers, including each executive officer who serves as a director, is an officer or employee of our advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from such entities. See Item 13, “Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliates.

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2010.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
W. Kyle Bebee(3)	—	—	—	—
William H. Armstrong, III	54,000	50,000	—	104,000
W. Pretlow Riddick(4)	14,500	—	—	14,500
Lawrence S. Jones	49,000	50,000	—	99,000
John P. Thompson	56,500	50,000	—	106,500
Total	$174,000	$150,000	$—	$324,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)
As described below under “Independent Directors Compensation Plan,” each of Messrs. Armstrong, Jones and Thompson were granted 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Mr. Bebee resigned from his position as a member of the board of directors effective May 13, 2010.
(4)	Mr. Riddick resigned from his position as a member of the board of directors effective March 25, 2010.

Cash Compensation

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which will operate as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and each of our three current independent directors was granted 5,000 shares of restricted common stock pursuant to our independent directors’ compensation plan. Each new independent director that subsequently joins our board of directors will receive 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2010, 15,000 shares of restricted common stock have been granted to our independent directors.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holder:	—	—	1,985,000
Equity compensation plans not approved by security holder:	—	—	—
Total	—	—	1,985,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 28, 2011 for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody(3)	23,496	6.4%
Robert W. Engel	-	-
William H. Armstrong, III	5,212	1.4%
Lawrence S. Jones	5,212	1.4%
John P. Thompson	5,212	1.4%
All Directors and Executive Officers as a group	39,132	10.6%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
(2)
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

(3)	Includes 23,015 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Ownership Interests

On February 19, 2008, our sponsor purchased 22,222 shares of our common stock at $9.00 per share for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. On April 25, 2008, Moody National LPOP I, or Moody LPOP, made an initial capital contribution of $1,000 to our operating partnership in exchange for 100 common units and our affiliate, Moody OP Holdings I, LLC, or Moody Holdings, contributed $1,000 to our operating partnership in exchange for 100 special units.

As of December 31, 2010, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody Holdings owned 100% of the special units issued by our operating partnership.  We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and

(2) a one time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings will not be entitled to receive any other distributions.

We have not paid any distributions to Moody Holdings pursuant to its subordinated participation interest.

Residence Inn Property

On May 27, 2010, we acquired our indirect interest in the Residence Inn property through the purchase by the joint venture of the property interests in the Residence Inn property held by twenty-seven tenant-in-common owners, which we collectively refer to as the “seller.”  The seller acquired the Residence Inn property pursuant to an offering of tenant-in-common interests sponsored by one of our affiliates and the joint venture agreed to purchase the Residence Inn property in connection with the restructuring of the existing financing secured by the Residence Inn property. We own a 75% interest in the joint venture through the REIT JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our Chairman of the Board, Chief Executive Officer and President, owns a 25% membership interest in the joint venture.

Our indirect subsidiary, REIT JV Member, serves as the manager of the joint venture.  Under the terms of the joint venture agreement REIT JV Member is entitled to receive 100% of cash from operations until it has received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Next, Moody JV Member is entitled to receive 100% of cash from operations until it has received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member receives distributions in accordance with their respective percentage interests.  Distributions constituting a return of capital are paid in the same priority.

REIT JV Member will manage the day-to-day operations of the joint venture subject to customary minority rights of the Moody JV Member.  Additionally, so long as Brett C. Moody has any outstanding guaranty of any indebtedness of the borrower with respect to the Residence Inn property, (1) the REIT JV Member will in good faith consult with Mr. Moody and consider any proposals or recommendations of Mr. Moody regarding any possible refinancing of indebtedness on the Residence Inn property or any sale of the Residence Inn property and (2) any sale of the Residence Inn property shall require the consent of Mr. Moody, which consent shall not be unreasonably withheld.

On May 27, 2010, in connection with the acquisition of the Residence Inn property, the REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000. The entire principal amount of the REIT JV promissory note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

Our Relationships with our Advisor and our Sponsor

Moody National Advisor I, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in January 2008 and is indirectly owned by our sponsor, Moody National REIT Sponsor, LLC. Mr. Moody, our Chairman of the Board, Chief Executive Officer and President, also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

•
We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee.  For the year ended December 31, 2010, we did not pay our advisor any acquisition fees due to the fact that our advisor waived its acquisition fee in connection with the acquisition of the Residence Inn property.

•
We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. For the year ended December 31, 2010, we did not pay our advisor any origination fees.

•
We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. As of December 31, 2010, we had accrued $43,896 in asset management fees payable to our advisor.

•
We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. For the year ended December 31, 2010, we did not pay our advisor any debt financing fees due to the fact that our advisor waived its debt financing fee in connection with the financing of the Residence Inn property.

•
If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2010, we did not pay our advisor any disposition fees.

•
Where we engage Moody National Management, L.P. as our property manager, we expect to pay Moody National Management, L.P. a market-based property management fee in connection with the operation and management of properties. During the year ended December 31, 2010, we did not engage Moody National Management, L.P. to manage any properties.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

•
Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. Prior to raising the minimum offering amount of $2,000,000 on May 18, 2010, we had no obligation to reimburse our advisor or its affiliates for any organization and offering costs, and accordingly no accrual was recorded.  As of December 31, 2010, offering costs of approximately $2,300,000 and organization costs of approximately $28,000 were incurred by our advisor on our behalf. As of December 31, 2010, we had paid offering costs of $152,008 and had accrued for organization and offering costs payable to our advisor of $346,860.

•
We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, including our allocable share of the advisor’s overhead, such as rent, personnel costs, utilities and IT costs, subject to the limitation that we will not reimburse our advisor for any amount by which our total operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will not reimburse our advisor for personnel costs in connection with services for which our advisor is entitled to acquisition, origination, disposition or asset management fees.  As of December 31, 2010, our advisor had incurred $1,904,000 in reimbursable expenses, of which $1,015,000 exceeded the 2%/25% limitation for the four fiscal quarter period ended December 31, 2010 and is not reimbursable to our advisor.  The remaining $889,000 had not been reimbursed by us and as of December 31, 2010 was not our obligation.   For the year ended December 31, 2010, our total operating expenses as a percentage of average invested assets were 10%.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2010, we reimbursed our advisor for $0 in acquisition expenses.

Our advisory agreement has a one-year term expiring April 15, 2011, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offering of common stock is Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA.  As the dealer manager for our offering, Moody Securities is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our offering. Our dealer manager agreement with Moody Securities provides for the following compensation:

•
We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our primary offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to our distribution reinvestment plan.  As of December 31, 2010, we had paid our dealer manager $130,965 in selling commissions.

•
We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our primary offering, a portion of which may be reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to our distribution reinvestment plan. As of December 31, 2010, we had paid our dealer manager $20,538 in dealer manager fees.

•
We reimburse the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in the offering, including shares sold pursuant to our distribution reinvestment plan. These due diligence expenses will not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our initial public offering, and we have the right to require detailed and itemized invoices for any such expenses. We will also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2010, our dealer manager had incurred no such expenses.

Approval of Related Party Transactions

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding the transactions and arrangements described above. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair.

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

Priority Allocation of Investment Opportunities

Our advisor has agreed that we will have the first opportunity to acquire any investment in an income-producing retail property identified by our sponsor or advisor that meets our investment criteria for which we have sufficient uninvested funds. Our advisor will make this determination in good faith. Our board of directors, including the independent directors, has a duty to ensure that the method used by our advisor for the allocation of the acquisition of real estate assets by two or more affiliated programs seeking to acquire similar types of real estate assets is reasonable and is applied fairly to us.

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the agreement with our dealer manager;

•	transactions with affiliates, including our directors and officers;

•	awards under our long-term incentive plan; and

•	pursuit of a potential liquidity event.

Compensation Involving Our Advisor and its Affiliates

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation will be based on the factors set forth below as well as any other factors deemed relevant by the independent directors:

•	the quality and extent of the services and advice furnished by our advisor;

•	the amount of fees paid to our advisor in relation to the size, composition and performance of our investments;

•	the success of our advisor in generating investment opportunities that meet our investment objectives;

•	rates charged to other externally advised REITs and similar investors by advisors performing similar services;

•	additional revenues realized by our advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;

•	the performance of our investments, including income, conservation and appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our investments relative to the investments generated by our advisor for its own account.

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

In addition, our directors and officers and our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the 2%/25% limitation.

Director Independence

We have a four-member board of directors. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the New York Stock Exchange.

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm, and provided certain tax and other services to us, from January 15, 2008, the date of our formation, to November 2010. On November 4, 2010, we and Deloitte mutually agreed to the cessation of Deloitte’s engagement as our independent registered public accounting firm upon the completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010. The decision to change our independent registered public accounting firm was approved by the audit committee of our board of directors. On November 8, 2010, the audit committee of our board of directors approved the engagement of Pannell Kerr Forster of Texas, P.C., or PKF, as our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Deloitte for the years ended December 31, 2010 and 2009 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us by Deloitte for professional accounting services for the years ended December 31, 2010 and 2009 are set forth in the table below.

	2010	2009
Audit fees	$171,445	$210,778
Audit related fees	174,163	46,196
Tax fees	4,000	9,500
All other fees	—	—
Total	$349,608	$266,474

For purposes of the preceding table, Deloitte’s professional fees are classified as follows:

•
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

•
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

•
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

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-17 through F-18 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

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

3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Escrow Agreement among Moody National REIT I, Inc., Moody Securities, LLC and UMB Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.2
Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.3
Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.4
Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.5
Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.7
Agreement of Purchase and Sale and Escrow Agreement, dated as of April 30, 2010, by and among Moody National RI Perimeter Holding, LLC, First American Title Insurance Company of New York, Ramsey Title Agency and the Sellers a party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 30 10-Q”) and incorporated herein by reference)

10.8
Loan Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Citicorp North America, Inc. and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.2 to the June 30 10-Q and incorporated herein by reference)

10.9
Promissory Note, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.3 to the June 30 10-Q and incorporated herein by reference)

10.10
Deed to Secure Debt and Security Agreement, dated as May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.4 to the June 30 10-Q and incorporated herein by reference)

10.11
Recourse Guaranty, dated as of May 27, 2010, by and among Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.5 to the June 30 10-Q and incorporated herein by reference)

10.12
Environmental Indemnity Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.6 to the June 30 10-Q and incorporated herein by reference)

10.13
Clearing Account Agreement, dated as of May 27, 2010, by and among Wells Fargo Bank, N.A., Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Residence Inn by Marriott, LLC and Citicorp North America, Inc. (filed as Exhibit 10.7 to the June 30 10-Q and incorporated herein by reference)

10.14
Promissory Note, dated May 27, 2010, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.8 to the June 30 10-Q and incorporated herein by reference).

10.15
Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC (filed as Exhibit 10.9 to the June 30 10-Q and incorporated herein by reference)

10.16
Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.10 to the June 30 10-Q and incorporated herein by reference)

10.17
Limited Liability Company Agreement of Moody National RI Perimeter JV, LLC, dated as of May 27, 2010, by and among Moody National RI Perimeter JV, LLC, Moody National RI Perimeter TO, LLC and Moody National Perimeter REIT JV, LLC

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

MOODY NATIONAL REIT I, INC.

Date: March 31, 2011	By:	/s/ Brett C. Moody
	Name:	Brett C. Moody
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Brett C. Moody Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2011

/s/ Robert W. Engel Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2011

/s/ William H. Armstrong William H. Armstrong, III	Director	March 31, 2011

/s/ Lawrence S. Jones Lawrence S. Jones	Director	March 31, 2011

/s/ John P. Thompson John P. Thompson	Director	March 31, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

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

3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Escrow Agreement among Moody National REIT I, Inc., Moody Securities, LLC and UMB Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.2
Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.3
Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.4
Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.5
Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.7
Agreement of Purchase and Sale and Escrow Agreement, dated as of April 30, 2010, by and among Moody National RI Perimeter Holding, LLC, First American Title Insurance Company of New York, Ramsey Title Agency and the Sellers a party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 30 10-Q”) and incorporated herein by reference)

10.8
Loan Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Citicorp North America, Inc. and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.2 to the June 30 10-Q and incorporated herein by reference)

10.9
Promissory Note, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.3 to the June 30 10-Q and incorporated herein by reference)

10.10
Deed to Secure Debt and Security Agreement, dated as May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.4 to the June 30 10-Q and incorporated herein by reference)

10.11
Recourse Guaranty, dated as of May 27, 2010, by and among Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.5 to the June 30 10-Q and incorporated herein by reference)

10.12
Environmental Indemnity Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.6 to the June 30 10-Q and incorporated herein by reference)

10.13
Clearing Account Agreement, dated as of May 27, 2010, by and among Wells Fargo Bank, N.A., Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Residence Inn by Marriott, LLC and Citicorp North America, Inc. (filed as Exhibit 10.7 to the June 30 10-Q and incorporated herein by reference)

10.14
Promissory Note, dated May 27, 2010, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.8 to the June 30 10-Q and incorporated herein by reference).

10.15
Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC (filed as Exhibit 10.9 to the June 30 10-Q and incorporated herein by reference)

10.16
Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.10 to the June 30 10-Q and incorporated herein by reference)

10.17
Limited Liability Company Agreement of Moody National RI Perimeter JV, LLC, dated as of May 27, 2010, by and among Moody National RI Perimeter JV, LLC, Moody National RI Perimeter TO, LLC and Moody National Perimeter REIT JV, LLC

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Moody National REIT I, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2010 and 2009.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Pannell Kerr Forster of Texas, P.C.

Pannell Kerr Forster of Texas, P.C.
Houston, Texas
March 31, 2011

MOODY NATIONAL REIT I, INC.
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
ASSETS
Investment in hotel properties, net	$7,304,686	$—
Cash	922,143	202,000
Restricted cash	765,747	—
Escrowed investor proceeds	—	111,509
Accounts receivable, net of allowance of $3,000	87,441	—
Prepaid expenses and other assets	22,408	—
Deferred loan costs, net of accumulated amortization of $16,112	119,042	—

Total Assets	$9,221,467	$313,509

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$5,200,000	$—
Accounts payable and accrued expenses	91,166	—
Due to related parties	390,756	—
Dividends payable	23,603	—
Deferred income tax liability	43,000	—
Subscriptions for common stock	—	111,509

Total Liabilities	5,748,525	111,509

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 350,049 and 22,222 issued and outstanding at December 31, 2010 and 2009, respectively	3,500	222
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	2,958,299	199,778
Accumulated deficit	(413,697)	—
Total stockholders’ equity	2,548,102	200,000
Noncontrolling interest- 100 common units of the Operating Partnership	913	1,000
Noncontrolling interest in consolidated joint venture	922,927	—
Total Equity	3,471,942	201,000

TOTAL LIABILITIES AND EQUITY	$9,221,467	$313,509

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009

Revenue
Room Revenue	$1,878,216	$—
Other Revenue	30,261	—
Total Revenue	1,908,477	—

Expenses
Hotel operating expenses	1,294,738	—
Property taxes, insurance and other	114,240	—
Depreciation	176,937	—
Property acquisition	154,955	—
Organization	28,083	—
Corporate general and administrative	161,886	—
Total Expenses	1,930,839	—

Operating Loss	(22,362)	—

Interest expense and amortization of loan costs	215,320	—

Loss before income taxes	(237,682)	—
Income tax expense		—
Current	6,000
Deferred	43,000	—
Total Income Tax Expense	49,000	—
Net Loss	(286,682)	—
Loss attributable to noncontrolling interest from consolidated joint venture	23,804	—

Loss attributable to noncontrolling interest in common operating partnership units	39	—
Net loss attributable to common shareholders	$(262,839)	$—

Net loss per common share, basic and diluted	$(1.42)	$—
Dividends declared per common share	$0.48	$—
Weighted average shares outstanding	184,741	22,222

See accompanying notes to consolidated financial statements.

 MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2010 and 2009

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2009	22,222	$222	—	$—	$199,778	$—	100	$1,000	$—	$201,000

Issuance of common stock and operating partnership units, net of offering costs	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2009	22,222	$222	—	$—	$199,778	$—	100	$1,000	$—	$201,000

Issuance of common stock and operating partnership units, net of offering costs	307,851	$3,078	—	$—	$2,604,642	$—	—	$—	$—	$2,607,720

Issuance of common stock pursuant to dividend reinvestment plan	4,976	50	—	—	47,226	—	—	—	—	47,276

Stock/unit-based compensation expense	15,000	150	—	—	106,653	—	—	—	—	106,803

Net loss	—	—	—	—		(262,839)	—	(39)	$(23,804)	(286,682)

Dividends and distributions declared	—	—	—	—	—	(150,858)	—	(48)		(150,906)

Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	946,731	946,731

Balance at December 31, 2010	350,049	$3,500	—	$—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(286,682)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	176,937	—
Amortization of deferred loan costs	16,112	—
Stock-based compensation	106,803	—
Changes in operating assets and liabilities -
Accounts receivable	(87,441)	—
Prepaid expenses and other assets	(22,408)	—
Accounts payable and accrued expenses	91,166	—
Due to related parties	71,979	—
Deferred income taxes	43,000	—
Net cash provided by operating activities	109,466	—
Cash flows from investing activities
Increase in restricted cash	(9,796)
Additions to hotel properties	(2,481,623)	—
Net cash used in investing activities	(2,491,419)	—
Cash flows from financing activities
Proceeds from issuance of common stock	3,078,505	—
Offering costs	(152,008)	—
Dividends paid	(80,027)
Proceeds from note payable	200,000	—
Payments of deferred loan costs	(135,154)	—
Contributions from noncontrolling interest in joint venture	190,780	—
Sale of stock subscriptions	2,250,505	111,509
Return of investor proceeds	(110,009)	—
Escrowed investor proceeds	(2,140,496)	(111,509)
Net cash provided by financing activities	3,102,096	—

Net change in cash and cash equivalents	720,143	—
Cash and cash equivalents at beginning of period	202,000	202,000
Cash and cash equivalents at end of period	$922,143	$202,000
Supplemental Cash Flow Information
Interest paid	$174,236	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Restricted cash acquired	$755,951	$—
Accrued offering costs due to related party	$318,777	$—
Assumption of note payable in connection with acquisition	$5,000,000	$—
Issuance of common stock from dividend reinvestment plan	$47,276	$—

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
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

As of December 31, 2010, the Company had accepted investors’ subscriptions for, and issued, 312,827 shares of the Company’s common stock in its public offering, including 4,976 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,078,505.

The Company intends to use substantially all of the net proceeds from its public offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During 2011, the Company anticipates investing primarily in hotel properties. The Company’s portfolio may also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. As of December 31, 2010, the Company’s portfolio included a 75% indirect joint venture interest in one property, a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”).  The Company began operations on May 27, 2010 with the acquisition of its indirect interest in the Residence Inn Property.

The Company’s advisor is Moody National Advisor I, LLC, a Delaware limited liability company (“Advisor”). Advisor is an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and the Advisor (the “Advisory Agreement”).

Substantially all of the Company’s business is conducted through the OP. The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC (“Moody Holdings”), each an affiliate of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of its public offering to the OP as a capital contribution.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company does not have a VIE interest as of December 31, 2010.

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

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such organization and offering costs shall include selling commissions and dealer manager fees paid to the dealer manager in the public offering, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on May 18, 2010, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs, and accordingly no accrual was recorded.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of December 31, 2010, offering costs of approximately $2,300,000 and organization costs of approximately $28,000 were incurred by Advisor on the Company’s behalf. As of December 31, 2010, the Company had paid offering costs of $152,008 and had accrued for organization and offering costs payable to Advisor of $346,860.

Income Taxes

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.  The Company accrued $6,000 and $0 in current income taxes for the years ended December 31, 2010 and 2009, respectively, and had a deferred tax liability of $43,000 and $0 as of December 31, 2010 and 2009.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no uncertain tax positions as of December 31, 2010.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which the Company’s estimates may change is not quantifiable and a change, if any, is not expected to be material.  The Company will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary.  The Company has not recorded any adjustment to its financial statements as a result of this interpretation.  The Company has tax years 2008, 2009 and 2010 remaining subject to examination by various federal and state tax jurisdictions.

Concentration of Credit Risk

As of December 31, 2010, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred.  Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available.  However, the measurement period shall not exceed one year from the acquisition date.

The fair value of the tangible assets acquired consists of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and buildings are calculated as replacement cost less depreciation or the Company’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of thirty-nine years using the straight-line method.  The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation.

The Company determines the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes the Company

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s real estate assets or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the years ended December 31, 2010 and 2009.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s hotel properties which could then result in an impairment which could result in a material change to the Company’s financial statements.

Revenue Recognition

Hotel revenues, including room, food, beverage, and other ancillary revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.

Restricted Cash

Restricted cash includes reserves for debt service and insurance, as well as reserves for property improvements and furniture, fixtures, and equipment, as required by certain management or mortgage debt agreement restrictions and provisions. Restricted cash also includes cash collateral deposited with a bank related to a loan that may be used by the Company toward the payments of principal and interest of the loan and any other amounts due under the loan in the event of default.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

Deferred Loan Costs

Deferred loan costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $16,112 and $0 as of December 31, 2010 and 2009, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2011	$26,854
2012	26,928
2013	26,854
2014	26,854
2015	11,552
Thereafter	-
Total	$119,042

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock held by the Company’s directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company adopted this guidance effective January 1, 2010.  The adoption of this new guidance did not have a material impact on the Company’s financial statements as there were no VIE interests, but will result in additional disclosures when the Company acquires variable interests.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Land	$1,102,500	$—
Buildings and improvements	5,901,500	—
Furniture, fixtures and equipment	477,623	—
Total cost	7,481,623	—
Accumulated depreciation	(176,937)	—
Investment in hotel properties, net	$7,304,686	$—

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

On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners (collectively, the “Seller”) for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property, plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the Seller of the Residence Inn Property.  The Seller acquired the Residence Inn Property pursuant to an offering of tenant-in-common interests sponsored by one of the Company’s affiliates.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively. Acquisition costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $1,908,000 in revenues and $146,000 in operating income for the Residence Inn Property from the date of the acquisition to December 31, 2010.

The following pro forma consolidated financial information for the years ended December 31, 2010 and 2009 is presented as if the Company acquired the Residence Inn Property on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2009, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2010	2009
Revenue	$3,079,872	$2,848,124
Net loss	$(19,764)	$(224,174)
Net loss attributable to common shareholders	$(51,948)	$(212,651)
Net loss per common share, basic and diluted	$(0.19)	$(0.84)

4. Debt

Citi Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary (“TRS”) that is 75% owned by the OP (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) pursuant to a loan agreement. The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrues at a per annum rate equal to 6.50%. The Borrower will make a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement.  Principal payments of $0, $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2011, 2012, 2013, 2014 and 2015, respectively.  As of December 31, 2010, there was $5,000,000 outstanding on the Property Loan.

The loan agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The loan agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the loan agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the loan agreement, Citi may, at its option, declare that all amounts outstanding under the loan agreement are immediately due and payable in full.  The Company was in compliance with its covenants as of December 31, 2010.

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

Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of December 31, 2010, there was $200,000 outstanding on the Promissory Note.

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. In such event, the Company will review its debt levels at that time and take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. As of December 31, 2010 and 2009, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

5. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. On May 18, 2010, the Company issued 15,000 shares of restricted stock pursuant to the Independent Directors’ Compensation Plan as described in Note 7.  As of December 31, 2010, the Company had issued 307,851 common shares in the Company’s public offering and 4,976 shares had been issued

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

pursuant to the DRIP. As of December 31, 2010, there were a total of 350,049 shares of the Company’s common stock issued and outstanding.

Subscription proceeds were placed in an escrow account until such time as subscriptions to purchase at least $2,000,000 in shares of common stock had been received and accepted by the Company. As of December 31, 2009, the Company’s escrow agent was holding in escrow subscriptions for $111,500 in shares, or 11,150 shares, of the Company’s common stock. The subscription proceeds held in escrow as of December 31, 2009, plus interest accrued thereon, have been recorded as a liability in the consolidated balance sheets as of December 31, 2009 because the minimum offering amount of $2,000,000 had not been met as of December 31, 2009.

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

  The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to December 31, 2010

Date Distribution Payable(1)	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841
October 2010	12,951	8,447	21,398
November 2010	13,474	8,921	22,395
December 2010	13,214	9,007	22,221

Total	$80,027	$47,276	$127,303

(1) Distributions are accrued in the prior month but paid on or about the 15th of the month indicated.

Noncontrolling Interests in Consolidated Joint Venture

Noncontrolling interest in consolidated joint ventures at December 31, 2010 was $922,927, which represented ownership of 25% of the Joint Venture by Moody JV Member and is reported in equity in the consolidated balance sheets. Loss from consolidated joint venture attributable to this noncontrolling interest was $23,804 and $0 for the years ended December 31, 2010 and 2009, respectively.

6. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds. Moody Securities may reallow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of December 31, 2010, the Company had paid

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Moody Securities $130,965 in selling commissions and $20,538 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the consolidated balance sheet.

Advisor will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,328,000. As of December 31, 2009, Advisor and its affiliates had incurred organizational and offering expenses of $1,832,000.  As of December 31, 2010, the Company had paid offering costs of $152,008 and had accrued for organization and offering costs payable to the Advisor of $346,860.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of December 31, 2010, the Company had paid no acquisition fees to Advisor, due to the fact that Advisor waived its acquisition fee in connection with the acquisition of the Residence Inn Property.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of December 31, 2010, the Company had paid no debt financing fees to Advisor, due to the fact that Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property.

Where the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the year ended December 31, 2010, Moody Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. As of December 31, 2010, the Company had accrued $43,896 in asset management fees to Advisor which is recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.  As of December 31, 2010, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of December 31, 2010, Advisor had incurred $1,904,000 in reimbursable expenses, all of which exceeded the 2%/25% Limitation for the four fiscal quarter period ended December 31, 2010.  $1,015,000 was incurred by the Advisor within the prior four fiscal quarter period ended December 31, 2010 and may become partially reimbursable in the future subject to the approval of the independent directors.  The remaining $889,000 was incurred prior to December 31, 2009 and was not an obligation of the Company.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

7. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of December 31, 2010, there were 1,985,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received an initial grant of 5,000 shares of restricted common stock, resulting in an issuance of 15,000 shares of restricted stock in the aggregate.  The weighted average grant date fair value was $10.00 per share based on observable market transactions occurring near the date of the grant.  For the years ended December 31, 2010 and 2009, respectively, the Company recorded $106,803 and $0 in compensation related to such shares of restricted stock based on the fair market value of such shares at the date they were issued.  Total compensation cost related to nonvested awards not yet recognized was $43,197 as of December 31, 2010 which will be recognized ratably from January 1 to April 1, 2011, the date at which the shares become fully vested and non-forfeitable.  Subject to certain conditions, the restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant. 3,750 shares of such restricted stock vested and became non-forfeitable on July 1, 2010, and an additional 3,750 shares of such restricted stock vested and became non-forfeitable on October 1, 2010.

A summary of activity under our Independent Directors Compensation Plan for the years ended December 31, 2010 and 2009 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of nonvested shares as of January 1, 2009	—	$—
Shares granted	—	—
Shares vested	—	—
Shares forfeited	—	—

Balance of nonvested shares as of December 31, 2009	—	—
Shares granted May 18, 2010	15,000	10.00
Shares vested	(7,500)	10.00
Shares forfeited	—	—
Balance of nonvested shares as of December 31, 2010	7,500	$10.00

8. Subordinated Participation Interest

Pursuant to the limited partnership agreement of the OP, the holders of the Special Units will be entitled to distributions from the OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received in the aggregate cumulative distributions from operating income, sales proceeds or other sources equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing of the Company’s common stock on a national securities exchange.

9. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2010, the Company escrows payments required for insurance, real estate taxes, capital improvements and debt service.

Management Fees

Under a management agreement with an unaffiliated third party existing at December 31, 2010 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of a taxable REIT subsidiary formed by the OP, pays a monthly property management fee equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the years ended December 31, 2010 and 2009.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

10. Income Taxes

The Company’s wholly-owned taxable REIT subsidiary, Moody National RI Perimeter MT, Inc., is subject to federal and state income taxes.  Moody National REIT I, Inc. is also subject to federal and state income taxes as it has not elected to be taxed as a REIT.  No provision for income taxes has been made with respect to Moody National REIT I, Inc. for the years ended December 31, 2010 and 2009 because the Company incurred a net operating loss and had no taxable income for the years ended December 31, 2010 and 2009, respectively, and has no carryback potential.

The composition of its deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$74,000	$-
Hotel properties	44,000	-
Intangible assets	10,000	-
Total deferred tax assets	128,000	-
Deferred tax liabilites:
Hotel properties	43,000	-
Total deferred tax liabilities	43,000	-
Total net deferred tax asset	85,000	-
Valuation allowance	(128,000)	-
Net deferred tax liability	$(43,000)	$-

The Company has provided a valuation allowance for the deferred tax assets of Moody National REIT I, Inc., as it is more likely than not that these assets will not be realized.  As of December 31, 2010, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may carried forward until 2010.

The income tax expense for the years ended December 31, 2010 and 2009 consisted of the following:

		2010	2009
Current expense		$6,000	$-
Deferred expense		43,000	-
	Total expense	$49,000	$-

Federal		$40,200	$-
State		8,800	-
	Total tax expense	$49,000	$-

The reconciliation of Federal statutory and effective income tax rates for the yeas ended December 31, 2010 and 2009 is as follows:

	2010	2009
Statutory federal rate	35%	-
State taxes	6%	-
Change in valuation allowance	(8%)	-
Total	33%	-

11. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. The Company’s initial public offering will not last beyond April 15, 2011 (two years from the date of the commencement of the offering), unless extended.  As of March 28, 2011, the Company had accepted investors’ subscriptions for, and issued, 329,748 shares of the Company’s common stock in the Company’s public offering, including 7,897 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,218,505.

Distributions Declared

On December 31, 2010, the Company declared a distribution in the aggregate amount of $23,603, of which $14,199 was paid in cash on January 15, 2011 and $9,404 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On January 31, 2011, the Company declared a distribution in the aggregate amount of $24,248, of which $14,641 was paid in cash on February 15, 2011 and $9,607 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On February 28, 2011, the Company declared a distribution in the aggregate amount of $22,280 of which $13,545 was paid in cash on March 15, 2011 and $8,735 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

MOODY NATIONAL REIT I, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2010

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Property	Atlanta, GA	75.0%	$5,000,000	$1,102,500	$6,247,500	$7,350,000	$131,623	$1,102,500	$6,379,123	$7,481,623	$176,937	1987	May 27, 2010

_______________________
(1)           Building and improvements include tenant origination and absorption costs.
(2)           The aggregate cost of real estate for federal income tax purposes was $7,504,955 as of December 31, 2010.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

MOODY NATIONAL REIT I, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2010

	2010	2009
Real estate:
Balance at the beginning of the year	$—		$—
Acquisitions	7,350,000		—
Improvements and additions	131,623		—
Write-off of fully depreciated and fully amortized assets	—		—
Balance at the end of the year	$7,481,623	$

Accumulated depreciation:
Balance at the beginning of the year	$—		$—
Depreciation expense	176,937		—
Write-off of fully depreciated and fully amortized assets	—		—
Balance at the end of the year	$176,937		$—