Form 10-Q
period 2011-03-31
Moody National REIT I, Inc.
filed 2011-05-16
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
Yes  ☐  No  ☒

As of May 11, 2011, there were 387,595 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investment in hotel properties, net	$7,263,374	$7,304,686
Cash	997,856	922,143
Restricted cash	727,556	765,747
Accounts receivable, net of allowance of $4,000 and $3,000, respectively	133,400	87,441
Prepaid expenses and other assets	32,005	22,408
Deferred loan costs, net of accumulated amortization of $22,734 and $16,112, respectively	112,420	119,042

Total Assets	$9,266,611	$9,221,467

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$5,200,000	$5,200,000
Accounts payable and accrued expenses	123,923	91,166
Due to related parties	354,439	390,756
Dividends payable	24,842	23,603
Deferred income tax liability	41,900	43,000

Total Liabilities	5,745,104	5,748,525

Commitments and Contingencies	—	—

Special Partnership Units — 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 366,970 and 350,049 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,670	3,500
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	3,143,440	2,958,299
Accumulated deficit	(549,507)	(413,697)
Total stockholders’ equity	2,597,603	2,548,102
Noncontrolling interest- 100 common units of the Operating Partnership	892	913
Noncontrolling interest in consolidated joint venture	922,012	922,927
Total Equity	3,520,507	3,471,942

TOTAL LIABILITIES AND EQUITY	$9,266,611	$9,221,467

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2011	2010

Revenue
Room Revenue	$762,505	$—
Other Revenue	11,392	—
Total Revenue	773,897	—

Expenses
Hotel operating expenses	558,175	—
Property taxes, insurance and other	51,298	—
Depreciation	78,214	—
Corporate general and administrative	61,101	—
Total Expenses	748,788	—

Operating Income	25,109	—

Interest expense and amortization of loan costs	88,472	—

Loss before income taxes	(63,363)	—
Income tax expense (benefit)		—
Current	3,100
Deferred	(1,100)	—
Total Income Tax Expense	2,000	—

Net Loss	(65,363)	—

Loss attributable to noncontrolling interest from consolidated joint venture	915	—

Loss attributable to noncontrolling interest in common operating partnership units	1	—
Net loss attributable to common shareholders	$(64,447)	$—

Net loss per common share, basic and diluted	$(0.18)	$—
Dividends declared per common share	$0.20	$—
Weighted average shares outstanding	349,650	22,222

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2011
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2011	350,049	$3,500	—	$—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	14,000	140	—	—	114,698	—	—	—	—	114,838
Issuance of common stock pursuant to dividend reinvestment plan	2,921	30	—	—	27,716	—	—	—	—	27,746
Stock/unit-based compensation expense	—	—	—	—	42,727	—	—	—	—	42,727
Net loss	—	—	—	—		(64,447)	—	(1)	$(915)	(65,363)
Dividends and distributions declared	—	—	—	—	—	(71,363)	—	(20)	—	(71,383)

Balance at March 31, 2011	366,970	$3,670	—	$—	$3,143,440	$(549,507)	100	$892	$922,012	$3,520,507

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(65,363)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,214	—
Amortization of deferred loan costs	6,622	—
Stock-based compensation	42,727	—
Deferred income tax expense	(1,100)	—
Changes in operating assets and liabilities -
Accounts receivable	(45,959)	—
Prepaid expenses and other assets	(9,597)	—
Accounts payable and accrued expenses	32,757	—
Due to related parties	(47,479)	—
Net cash used in operating activities	(9,178)	—

Cash flows from investing activities
Decrease in restricted cash	38,191
Additions to hotel properties	(36,902)	—
Net cash provided by investing activities	1,289	—

Cash flows from financing activities
Proceeds from issuance of common stock	140,000	—
Offering costs	(14,000)	—
Dividends paid	(42,398)	—
Sale of stock subscriptions	—	20,000
Return of investor proceeds	—	(55,002)
Escrowed investor proceeds	—	35,002
Net cash provided by financing activities	83,602	—

Net change in cash and cash equivalents	75,713	—
Cash and cash equivalents at beginning of period	922,143	202,000
Cash and cash equivalents at end of period	$997,856	$202,000
Supplemental Cash Flow Information
Interest paid	$81,250	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$11,162	$—
Issuance of common stock from dividend reinvestment plan	$27,746	$—

See accompanying notes to condensed consolidated financial statements.

Index

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

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

As of March 31, 2011 the Company had accepted investors’ subscriptions for, and issued, 329,748 shares of the Company’s common stock in its public offering, including 7,897 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,218,505.

The Company intends to use substantially all of the net proceeds from its public offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During 2011, the Company anticipates investing primarily in hotel properties. The Company’s portfolio may also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. As of March 31, 2011, the Company’s portfolio included a 75% indirect joint venture interest in one property, a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”).  The Company began operations on May 27, 2010 with the acquisition of its indirect interest in the Residence Inn Property.

The Company’s advisor is Moody National Advisor I, LLC, a Delaware limited liability company (“Advisor”). Advisor is an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an amended and restated advisory agreement by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and Advisor (the “Advisory Agreement”).

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
Three months ended March 31, 2011 and 2010

(unaudited)

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

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company does not have a VIE interest as of March 31, 2011.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, readers should refer to the audited consolidated financial

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011.

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

As of March 31, 2011, offering costs of approximately $2,420,000 and organization costs of approximately $28,000 were incurred by Advisor on the Company’s behalf. As of March 31, 2011, the Company had paid offering costs of $166,008 and organization costs of $28,083 and had accrued for offering costs payable to Advisor of $329,939.

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

The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.  The Company accrued $3,100 and $0 in current income taxes for the three months ended March 31, 2011 and 2010, respectively, and had a deferred tax liability of $41,900 and $43,000 as of March 31, 2011 and December 31, 2010, respectively.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no uncertain tax positions as of March 31, 2011.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which the Company’s estimates may change is not expected to be material.  The Company will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary.  The Company has not recorded any adjustment to its financial statements as a result of this interpretation.  The Company has tax years 2008, 2009 and 2010 remaining subject to examination by various federal and state tax jurisdictions.

Concentration of Credit Risk

As of March 31, 2011, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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
Three months ended March 31, 2011 and 2010

(unaudited)

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months ended March 31, 2011 and 2010.

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

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $22,734 and $0 as of March 31, 2011 and 2010, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2011	$20,232
2012	26,928
2013	26,854
2014	26,854
2015	11,552
Thereafter	-
Total	$112,420

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 3,750 shares, held by the Company’s directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Land	$1,102,500	$1,102,500
Buildings and improvements	5,901,500	5,901,500
Furniture, fixtures and equipment	514,525	477,623
Total cost	7,518,525	7,481,623
Accumulated depreciation	(255,151)	(176,937)
Investment in hotel properties, net	$7,263,374	$7,304,686

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

On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners (collectively, the “Seller”) for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property, plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the Seller.  The Seller acquired the Residence Inn Property pursuant to an offering of tenant-in-common interests sponsored by one of the Company’s affiliates.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively. Acquisition costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $774,000 and $1,908,000 in revenues and $9,000 and $146,000 in operating income for the Residence Inn Property for the three months ended March 31, 2011 and from the date of the acquisition to December 31, 2010, respectively.

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2010 is presented as if the Company acquired the Residence Inn Property on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2009, nor does it purport to represent the Company’s future operations:

Three months ended March 31, 2010
Revenue	$717,184
Net loss	$(2,776)
Net loss attributable to common shareholders	$(14,582)
Net loss per common share, basic and diluted	$(0.06)

4. Debt

Citi Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of Moody

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

National RI Perimeter MT, Inc., a taxable REIT subsidiary (“TRS”) that is 75% owned by the OP (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) pursuant to a loan agreement. The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon is due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrues at a per annum rate equal to 6.50%. The Borrower makes a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement.  Principal payments of $0, $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2011, 2012, 2013, 2014 and 2015, respectively.  As of March 31, 2011, there was $5,000,000 outstanding on the Property Loan.

The loan agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The loan agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the loan agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the loan agreement, Citi may, at its option, declare that all amounts outstanding under the loan agreement are immediately due and payable in full.  The Company was in compliance with its covenants under the loan agreement as of March 31, 2011.

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

Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of March 31, 2011, there was $200,000 outstanding on the Promissory Note.

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. In such event, the Company will review its debt levels at that time and take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. As of March 31, 2011 and December 31, 2010, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

5. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. On May 18, 2010, the Company issued 15,000 shares of restricted stock pursuant to the Independent Directors’ Compensation Plan as described in Note 7.  As of March 31, 2011, the Company had issued 329,748 common shares in the Company’s public offering, including 7,897 shares issued pursuant to the DRIP. As of March 31, 2011, there were a total of 366,970 shares of the Company’s common stock issued and outstanding.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to March 31, 2011:

Date Distribution Payable(1)	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841
October 2010	12,951	8,447	21,398
November 2010	13,474	8,921	22,395
December 2010	13,214	9,007	22,221
January 2011	14,199	9,404	23,603
February 2011	14,647	9,608	24,255
March 2011	13,552	8,734	22,286
Total	$122,425	$75,022	$197,447

(1)	Distributions are accrued in the prior month but paid on or about the 15th of the month indicated.

Noncontrolling Interests in Consolidated Joint Venture

Noncontrolling interest in consolidated joint ventures at March 31, 2011 was $922,012, which represented ownership of 25% of the Joint Venture by Moody JV Member, and is reported in equity in the consolidated balance sheets. Loss from consolidated joint venture attributable to this noncontrolling interest was $915 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

6. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of March 31, 2011, the Company had paid Moody Securities $141,590 in selling commissions and $23,913 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the consolidated balance sheet.

Advisor will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2011 and December 31, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,448,000 and $2,328,000, respectively.  As of March 31, 2011, the Company had paid offering costs of $166,008 and organization costs of $28,083 and had accrued for offering costs payable to Advisor of $329,939.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of March 31, 2011, the Company had paid no acquisition fees to Advisor, due to the fact that Advisor waived its acquisition fee in connection with the acquisition of the Residence Inn Property.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of March 31, 2011, the Company had paid no debt financing fees to Advisor, due to the fact that Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property.

Where the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the three months ended March 31, 2011, Moody Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2011, the Company incurred asset management fees of $18,375 payable to Advisor which is recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.  As of March 31, 2011, the Company had not paid any disposition fees to Advisor.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of March 31, 2011, Advisor had incurred $2,079,000 in reimbursable expenses, all of which exceeded the 2%/25% Limitation for the four fiscal quarter period ended March 31, 2011.  $1,129,000 was incurred by the Advisor within the prior four fiscal quarter period ended March 31, 2011 and may become partially reimbursable in the future subject to the approval of the independent directors.  The remaining $950,000 was incurred prior to March 31, 2010 and was not an obligation of the Company.

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

7. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of March 31, 2011, there were 1,985,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received an initial grant of 5,000 shares of restricted common stock, resulting in an issuance of 15,000 shares of restricted stock in the aggregate.  The weighted average grant date fair value was $10.00 per share based on observable market transactions occurring near the date of the grant.  For the three months ended March 31, 2011 and 2010, respectively, the Company recorded $42,727 and $0 in compensation related to such shares of restricted stock based on the fair market value of such shares at the date they were issued.  Total compensation cost related to non-vested awards not yet recognized was $471 as of March 31, 2011 which will be recognized on April 1, 2011, the date at which the shares become fully vested and non-forfeitable.  Subject to certain conditions, the restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant. 3,750 shares of such restricted stock vested and became non-forfeitable on each of July 1, 2010, October 1, 2010 and January 1, 2011, or 11,250 shares total.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2011 and year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2010	—	$—
Shares granted on May 18, 2010	15,000	10.00
Shares vested	(7,500)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2010	7,500	10.00
Shares granted	—	—
Shares vested	(3,750)	10.00
Shares forfeited	—	—
Balance of non-vested shares as of March 31, 2011	3,750	$10.00

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

9. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at March 31, 2011, the Company escrows payments required for insurance, real estate taxes, capital improvements and debt service.

Management Fees

Under a management agreement with an unaffiliated third party existing at March 31, 2011 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of a taxable REIT subsidiary formed by the OP, pays a monthly property management fee equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the three months ended March 31, 2011 and 2010.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

10. Income Taxes

The Company’s wholly-owned taxable REIT subsidiary, Moody National RI Perimeter MT, Inc., is subject to federal and state income taxes.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

No provision for income taxes has been made for the Company for the three months ended March 31, 2011 as it intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it has not elected to be taxed as a REIT.  No provision for income taxes has been made with respect to the Company for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

The composition of the Company’s deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	$74,000	$74,000
Hotel properties	44,000	44,000
Intangible assets	10,000	10,000
Total deferred tax assets	128,000	128,000
Deferred tax liabilities:
Hotel properties	41,900	43,000
Total deferred tax liabilities	41,900	43,000
Total net deferred tax assets	86,100	85,000
Valuation allowance	(128,000)	(128,000)
Net deferred tax liability	$(41,900)	$(43,000)

The Company has provided a valuation allowance for the deferred tax assets of Moody National REIT I, Inc., as it is more likely than not that these assets will not be realized.  As of March 31, 2011, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may be carried forward until 2020.

The income tax expense (benefit) for the three months ended March 31, 2011 and 2010 consisted of the following:

	2011	2010
Current expense	$3,100	$-
Deferred benefit	(1,100)
Total expense, net	$2,000	$-

Federal	$1,400	$-
State	600
Total tax expense	$2,000	$-

The reconciliation of Federal statutory and effective income tax rates for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Statutory federal rate	15%	—
State taxes	6%	—
Total	21%	—

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(unaudited)

11. Subsequent Events

Extension of Public Offering

On April 5, 2011, the Company’s board of directors approved an extension of the Company’s primary offering of up to $1,100,000,000 in shares of the Company’s common stock until the earlier of the sale of all of the shares of the Company’s common stock registered in the primary offering or April 15, 2012.  Under rules promulgated by the SEC, in some circumstances, the Company could continue its primary offering until as late as October 15, 2012.  The Company may continue to offer shares of its common stock under the DRIP beyond these dates until the Company has sold all of the shares of its common stock offered through the reinvestment of distributions.

Renewal of Advisory Agreement

On April 6, 2011, in connection with the extension of the Company’s primary offering discussed above, the Company entered into an amendment to the Advisory Agreement in order to renew the Advisory Agreement for an additional one-year term, expiring on April 15, 2012.

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. The Company’s initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering). As of May 11, 2011, the Company had accepted investors’ subscriptions for, and issued, 350,373 shares of the Company’s common stock in the Company’s public offering, including 8,922 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,414,505.

Distributions Declared

On March 31, 2011 the Company declared a distribution in the aggregate amount of $24,835, of which $15,096 was paid in cash on April 15, 2011 and $9,739 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On April 30, 2011, the Company declared a distribution in the aggregate amount of $24,480 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on May 15, 2011.

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

Index

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Our initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering).   We are offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. From the commencement of our public offering on April 15, 2009 to March 31, 2011, we had accepted investors’ subscriptions for, and issued, 329,748 shares of our common stock in our public offering, including 7,897 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,218,505.

As of May 11, 2011, we had accepted investors’ subscriptions for, and issued, 350,373 shares of our common stock in our public offering, including 8,922 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,414,505.

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

We intend to use substantially all of the net proceeds from our initial public offering to invest in a broadly diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of commercial properties that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. Our direct real property investments will generally focus on real estate in multiple property types, consisting primarily of hotel, multifamily, office, retail and industrial assets located in the United States and Canada. During 2011, we anticipate investing primarily in hotel properties.

Index

As of March 31, 2011, our portfolio consisted of a 75% indirect joint venture interest in one real property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. On May 27, 2010, we acquired an indirect interest in the Residence Inn property through Moody National RI Perimeter JV, LLC, or the joint venture.  We own a 75% interest in the joint venture through Moody National Perimeter REIT JV Member, LLC, or the REIT JV Member, a wholly owned subsidiary of our operating partnership. Moody National RI Perimeter TO, LLC, or the Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our chairman and chief executive officer, owns a 25% membership interest in the joint venture. Moody National RI Perimeter Holding, LLC, a wholly owned subsidiary of the joint venture, or RI Perimeter Holding, acquired fee simple title to the Residence Inn property for an aggregate purchase price of $7,350,000, comprised of a cash payment to the seller of the Residence Inn Property of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn property, plus closing costs, transfer taxes and certain payments to third parties. REIT JV Member financed its $2,583,000 contribution to the joint venture with cash on hand and a promissory note issued in favor of Moody JV Member for an aggregate amount of $200,000. For more information on our outstanding indebtedness, see “—Liquidity and Capital Resources.”

In connection with the acquisition of the Residence Inn property, we formed a taxable REIT subsidiary, or TRS, in which we own 75% of the outstanding equity interest and Brett C. Moody owns 25% of the outstanding equity interest. Upon the closing of the acquisition of the Residence Inn property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS, or Perimeter Master Tenant, entered into an operating lease agreement pursuant to which the joint venture leases the Residence Inn property to Perimeter Master Tenant.  Marriott, LLC, or Marriott, is the manager of the Residence Inn property pursuant to a Management Agreement by and between Marriott and Perimeter Master Tenant. We are externally managed by our advisor, Moody National Advisor I, LLC.

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

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving, however there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase by between 3.0-3.6% in 2011.  GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2011. However, we expect the multifamily sector to improve during 2011 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

Index

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

Net Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $9,178, all of which was from real estate operations.

Net Cash Used Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2011 was $1,289, which was comprised of a decrease in restricted cash of $38,191 and additions to the Residence Inn property of $36,902.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $83,602, consisting primarily of offering proceeds of $140,000, which was used to fund $14,000 in offering costs and $42,398 for the payment of dividends.

Cash and Cash Equivalents

As of March 31, 2011, we had cash on hand of $997,856.

Debt

Citicorp Loan. In connection with the acquisition of the Residence Inn property, on May 27, 2010, RI Perimeter Holding and Perimeter Master Tenant, which we collectively refer to as the “borrower,” entered into a modification

Index

on the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement. The loan is evidenced by a promissory note issued by the borrower and payable to the order of Citi. The borrower used the proceeds of the Citicorp loan solely to repay the remaining outstanding indebtedness on a loan secured by a security interest in the Residence Inn property made by Citigroup Global Markets Realty Corp. to, among others, Moody National RI Perimeter S, LLC and Moody National RI Perimeter H, LLC, each of which are affiliates of our sponsor.

As of March 31, 2011, there was $5,000,000 outstanding on the Citicorp loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan accrues at a per annum rate equal to 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower makes a monthly payment of interest only from the date of the loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the loan agreement.

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

As of March 31, 2011, our outstanding indebtedness totaled $5,200,000, which consisted of $5,000,000 outstanding on the Citicorp loan and $200,000 outstanding on the REIT JV promissory note.

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. As of March 31, 2011, our debt levels did not exceed 300% of the value of our net assets.

Index

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2011:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations(1)	$5,200,000	$200,000	$77,859	$4,922,141	$—
Interest payments on outstanding debt obligations(2)	$1,389,765	$251,264	$656,364	$482,137	$—
Total	$6,589,765	$451,264	$734,223	$5,404,278	$—

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2011.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of March 31, 2011, offering costs of approximately $2,420,000 and organization costs of approximately $28,000 were incurred by our advisor on our behalf. As of March 31, 2011, we had paid offering costs of $166,008 and organization costs of $28,083 and had accrued for offering costs payable to our advisor of $329,939.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  As of March 31, 2011, our advisor had incurred $2,079,000 in reimbursable expenses, all of which exceeded the 2%/25% limitation for the four fiscal quarter period ended March 31, 2011.  $1,129,000 was incurred by our advisor within the prior four fiscal quarter period ended March 31, 2011 and may become partially reimbursable in the future subject to a determination by our independent directors.  The remaining $950,000 was incurred prior to March 31, 2010 and was not an obligation of ours.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of an indirect joint venture interest in the Residence Inn property. As of March 31, 2010, we had not raised the minimum offering amount of $2,000,000 in our initial public offering and therefore had not yet commenced real estate operations. As a result, our results of operations for the three months ended March 31, 2011 are not comparable to those for the three months ended March 31, 2010 as we had no results of operations for such period.

Revenue

Room revenues totaled $762,505 for the three months ended March 31, 2011. Other revenue, which consists primarily of food sales at the Residence Inn property, was $11,392 for the three months ended March 31, 2011. We expect that room revenue, other revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Index

Hotel Operating Expenses

Hotel operating expenses were $558,175 for the three months ended March 31, 2011. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $51,298 for the three months ended March 31, 2011.

Depreciation

Depreciation expense was $78,214 for the three months ended March 31, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $61,101 for the three months ended March 31, 2011. These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  During the three months ended March 31, 2011, we incurred interest expense of $88,472 related to this debt, including amortization of deferred loan costs of $6,622.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net Loss

We had a net loss of $65,363 for the three months ended March 31, 2011. Our net loss is due primarily to the fact that we own one real estate investment.  Excluding a loss attributable to a noncontrolling interest in a consolidated joint venture of $915 and a loss attributable to a noncontrolling interest in common operating partnership units of $1, net loss attributable to us was $64,447 for the three months ended March 31, 2011.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued 3,100 and $0 in current income taxes for the three months ended March 31, 2011 and 2010, respectively, and had a deferred tax liability of $41,900 and $43,000 as of March 31, 2011 and December 31, 2010, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no uncertain tax positions as of March 31, 2011.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not expected to be material.  We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary.  We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2008, 2009 and 2010 remaining subject to examination by various federal and state tax jurisdictions.

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

Index

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

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months ended March 31, 2011.

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

Earnings (loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock, totaling 3,750 shares, held by our directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Index

Inflation

As of March 31, 2011, our only investment consisted of our 75% indirect joint venture interest in the Residence Inn property. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

Index

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from July 15, 2010 (the date we first paid distributions) to March 31, 2011:

	Distributions Paid (1)
Period	Cash	DRIP(3)	Total

Third Quarter 2010(2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014
First Quarter 2011	42,398	27,746	70,144
Total	$122,425	$75,022	$197,447

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010 (the date we first paid distributions) to March 31, 2011, we paid aggregate distributions of $197,447. Of the $197,447 in distributions we paid in the period from July 15, 2010 (the date we first paid distributions) to March 31, 2011, $122,425, or approximately 62%, was paid in cash, and $75,022, or approximately 38%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $42,398 in cash distributions in the first quarter of 2011 and had cash flow used in operating activities of $9,178 during the same period.

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

We believe that MFFO reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs and development activities, as well as general and administrative expenses and interest costs, which is not immediately apparent from net income (loss). As such, we believe MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, is a meaningful supplemental performance measure which is used by our management to evaluate our operating performance and determine our operating, financing and dividend policies.

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

•
Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these

Index

instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

•
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

•
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

We believe MFFO is useful to investors in evaluating how our portfolio might perform after our offering and acquisition stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future. However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. In addition, FFO and MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2011 and 2010 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Net Loss	(65,363)	$—
Adjustments:
Depreciation of real estate assets	78,214	—
FFO	12,851	—
Adjustments:
Stock/unit-based compensation	42,727	—
Amortization of loan costs	6,622	—
Adjustments for noncontrolling interests	(20,294)	—
MFFO Attributable to Common Shareholders	$41,906	$—

Index

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  See Note 6 to our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for further discussion of these related party transactions.

Subsequent Events

Extension of Our Public Offering

On April 5, 2011, our board of directors approved an extension of our primary offering of up to $1,100,000,000 in shares of our common stock until the earlier of the sale of all of the shares of our common stock registered in our primary offering or April 15, 2012.  Under rules promulgated by the SEC, in some circumstances, we could continue our primary offering until as late as October 15, 2012.  We may continue to offer shares of our common stock under our distribution reinvestment plan beyond these dates until we have sold all of the shares of our common stock offered through the reinvestment of distributions.

Renewal of Our Advisory Agreement

On April 6, 2011, in connection with the extension of our primary offering discussed above, we entered into an amendment to our amended and restated advisory agreement with our advisor to renew our advisory agreement for an additional one-year term, expiring on April 15, 2012.

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. Our initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering), unless extended.  As of May 11, 2010, we had accepted investors’ subscriptions for, and issued, 350,373 shares of our common stock in our public offering, including 8,922 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $3,414,505.

Distributions Declared

On March 31, 2011, we declared a distribution in the aggregate amount of $24,835, of which $15,096 was paid in cash on April 15, 2011 and $9,739 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On April 30, 2011, we declared a distribution in the aggregate amount of $24,480, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on May 15, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition,

Index

restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of March 31, 2011, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

The carrying value of our debt approximates fair value as of March 31, 2011, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, we did not repurchase any of our securities.

During the three months ended March 31, 2011, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. The terms of our public offering required us to deposit all subscription proceeds in escrow pursuant to the terms of our escrow agreement with UMB Bank, N.A. until the earlier of the date we received subscriptions aggregating at least $2,000,000 or June 14, 2010. On May 18, 2010, we raised the minimum offering amount of $2,000,000 and all of the subscription proceeds held in escrow, plus interest, were released to us. Our initial public offering will terminate on April 15, 2012.

As of March 31, 2011, we had accepted investors’ subscriptions for, and issued, 329,748 shares of our common stock in our public offering, including 7,897 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds, net of $165,503 in selling commissions and dealer manager fees and $330,444 in offering costs, of $2,722,558.

As of March 31, 2011, we have used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase real estate, and paid $154,955 of acquisition fees and expenses. For more information regarding how we used our net offering proceeds through March 31, 2011, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

Index

ITEM 6.	EXHIBITS.

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

MOODY NATIONAL REIT I, INC.

Date: May 16, 2011	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Robert W. Engel
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