Form 10-Q
period 2011-06-30
Moody National REIT I, Inc.
filed 2011-08-15
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of August 11, 2011, there were 426,773 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.
FORM 10-Q
June 30, 2011

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investment in hotel properties, net	$7,185,160	$7,304,686
Cash	140,734	922,143
Restricted cash	773,296	765,747
Accounts receivable, net of allowance of $5,000 and $3,000, respectively	173,523	87,441
Note receivable	12,745,349	—
Prepaid expenses and other assets	174,476	22,408
Deferred loan costs, net of accumulated amortization of $30,315 and $16,112, respectively	176,073	119,042

Total Assets	$21,368,611	$9,221,467

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$16,673,551	$5,200,000
Accounts payable and accrued expenses	301,979	91,166
Due to related parties	314,550	390,756
Dividends payable	26,598	23,603
Deferred income tax liability	34,900	43,000

Total Liabilities	17,351,578	5,748,525

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 407,158 and 350,049 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4,072	3,500
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	3,483,742	2,958,299
Accumulated deficit	(593,663)	(413,697)
Total stockholders’ equity	2,894,151	2,548,102
Noncontrolling interest- 100 common units of the Operating Partnership	886	913
Noncontrolling interest in consolidated joint ventures	1,120,996	922,927
Total Equity	4,016,033	3,471,942

TOTAL LIABILITIES AND EQUITY	$21,368,611	$9,221,467

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue
Room revenue	$861,509	$266,153	$1,624,014	$266,153
Other hotel revenue	16,514	6,121	27,906	6,121
Total hotel revenue	878,023	272,274	1,651,920	272,274
Interest income from note receivable	49,233	—	49,233	—
Total revenue	927,256	272,274	1,701,153	272,274

Expenses
Hotel operating expenses	580,320	188,647	1,138,495	188,647
Property taxes, insurance and other	49,912	17,538	101,210	17,538
Depreciation	78,214	35,482	156,428	35,482
Property acquisition	—	154,955	—	154,955
Organization	—	28,083	—	28,083
Corporate general and administrative	18,846	53,471	79,947	53,471
Total expenses	727,292	478,176	1,476,080	478,176

Operating Income (Loss)	199,964	(205,902)	225,073	(205,902)

Interest expense and amortization of deferred loan costs	116,152	34,340	204,624	34,340

Income (loss) before income taxes	83,812	(240,242)	20,449	(240,242)
Income tax expense (benefit)
Current	39,300	1,617	42,400	1,617
Deferred	(7,000)	—	(8,100)	—
Total Income Tax Expense	32,300	1,617	34,300	1,617
Net Income (Loss)	51,512	(241,859)	(13,851)	(241,859)
(Income) loss attributable to noncontrolling interest from consolidated joint ventures	(17,984)	39,958	(17,069)	39,958

(Income) loss attributable to noncontrolling interest in common operating partnership units	(14)	249	(13)	249
Net income (loss) attributable to common stockholders	$33,514	$(201,652)	$(30,933)	$(201,652)

Net income (loss) per common share, basic and diluted	$0.09	$(1.53)	$(0.08)	$(2.60)
Dividends declared per common share	$0.20	$0.075	$0.40	$0.075
Weighted average shares outstanding	389,191	132,108	373,393	77,469

See accompanying notes to condensed consolidated financial statements

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended June 30, 2011
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Ventures	Total Equity

Balance at January 1, 2011	350,049	$3,500	—	$—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	51,100	512	—	—	425,217	—	—	—	—	425,729
Issuance of common stock pursuant to dividend reinvestment plan	6,009	60	—	—	57,029	—	—	—	—	57,089
Stock/unit-based compensation expense	—	—	—	—	43,197	—	—	—	—	43,197
Net income (loss)	—	—	—	—	—	(30,933)	—	13	17,069	(13,851)
Dividends and distributions declared	—	—	—	—	—	(149,033)	—	(40)	—	(149,073)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	181,000	181,000

Balance at June 30, 2011	407,158	$4,072	—	$—	$3,483,742	$(593,663)	100	$886	$1,120,996	$4,016,033

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(13,851)	$(241,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	156,428	35,482
Amortization of deferred loan costs	14,203	2,267
Stock-based compensation	43,197	20,283
Deferred income tax expense	(8,100)	—
Changes in operating assets and liabilities -
Accounts receivable	(86,082)	(115,678)
Prepaid expenses and other assets	(152,068)	(123,583)
Accounts payable and accrued expenses	210,813	184,073
Due to related parties	(110,377)	77,134
Net cash provided by (used in) operating activities	54,163	(161,881)
Cash flows from investing activities
Increase in restricted cash	(7,549)	(10,607)
Acquisition of note receivable	(1,275,919)	—
Repayments of note receivable	13,850	—
Additions to hotel properties	(36,902)	(2,350,000)
Net cash used in investing activities	(1,306,520)	(2,360,607)
Cash flows from financing activities
Proceeds from issuance of common stock	511,000	2,303,005
Offering costs	(51,100)	(74,458)
Dividends paid	(88,989)	—
Proceeds of note payable	—	200,000
Repayments of notes payable	(9,729)	(21,366)
Payments of deferred financing costs	(71,234)	(135,154)
Contributions from noncontrolling interest in joint ventures	181,000	190,781
Sale of stock subscriptions	—	2,250,505
Return of investor proceeds	—	(110,009)
Escrowed investor proceeds	—	(2,140,496)
Net cash provided by financing activities	470,948	2,462,808

Net change in cash and cash equivalents	(781,409)	(59,680)
Cash and cash equivalents at beginning of period	922,143	202,000
Cash and cash equivalents at end of period	$140,734	$142,320
Supplemental Cash Flow Information
Interest paid	$181,530	$9,504
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Restricted cash contributed by noncontrolling interest holder	$—	$755,951
Accrued offering costs due to related party	$34,171	$272,910
Assumption of note payable in connection with acquisition	$—	$5,000,000
Note payable to finance acquisition of note receivable	$11,483,280	$—
Note payable to finance insurance premium	$—	$93,750
Issuance of common stock from dividend reinvestment plan	$57,089	$—

See accompanying notes to condensed consolidated financial statements.
.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 6, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

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

As of June 30, 2011 the Company had accepted investors’ subscriptions for, and issued, 369,936 shares of the Company’s common stock in its public offering, including 10,986 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,589,505.

The Company intends to use substantially all of the net proceeds from its public offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel, multifamily, office, retail and industrial real properties. During the remainder of 2011, the Company anticipates investing primarily in hotel properties. The Company’s portfolio may also include investments in real estate securities and debt-related investments, focusing primarily on (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. As of June 30, 2011, the Company’s portfolio included (1) a 75% indirect joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”) and (2) a 74% indirect joint venture interest in a real estate lien note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”).  The Company began operations on May 27, 2010 with the acquisition of its indirect interest in the Residence Inn Property.

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

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

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

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company does not have a VIE interest as of June 30, 2011.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, readers should refer to the audited consolidated financial

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011.

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

As of June 30, 2011, offering costs of approximately $2,562,000 and organization costs of approximately $28,000 were incurred by Advisor on the Company’s behalf. As of June 30, 2011, the Company had paid offering costs of $203,108 and organization costs of $28,083 and had incurred offering costs payable to Advisor of $352,950.

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

The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.  The Company accrued $39,300 and $1,617 in current income taxes for the three months ended June 30, 2011and 2010, respectively, and $42,400 and $1,617 for the six months ended June 30, 2011 and 2010, respectively.  The Company had a deferred tax liability of $34,900 and $43,000 as of June 30, 2011 and December 31, 2010, respectively.

The Company has reviewed its tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of June 30, 2011.

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

Concentration of Credit Risk

As of June 30, 2011, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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
June 30, 2011
(unaudited)

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months and six months ended June 30, 2011 and 2010.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s hotel properties which could then result in an impairment or a material change to the Company’s financial statements.

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

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

Notes Receivable

The Company provides first-mortgage financing in the form of a note receivable. This loan is held for investment and is intended to be held to maturity and accordingly, is recorded at cost and net of the allowance for losses when a loan is deemed to be impaired.  Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. The Company discontinues recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

Impairment of Notes Receivable

The Company reviews notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the balance sheet. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the six months ended June 30, 2011.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $30,315 and $16,112 as of June 30, 2011 and December 31, 2010, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2011	$18,877
2012	37,608
2013	37,534
2014	37,534
2015	22,232
Thereafter	22,288
Total	$176,073

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

stock held by the Company’s directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position of cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Land	$1,102,500	$1,102,500
Buildings and improvements	5,901,500	5,901,500
Furniture, fixtures and equipment	514,525	477,623
Total cost	7,518,525	7,481,623
Accumulated depreciation	(333,365)	(176,937)
Investment in hotel properties, net	$7,185,160	$7,304,686

On May 27, 2010, the Company acquired an indirect interest in the Residence Inn Property through Moody National RI Perimeter JV, LLC (the “Perimeter Joint Venture”).  The Company owns a 75% interest in the Perimeter Joint Venture through Moody National Perimeter REIT JV Member, LLC (the “Company JV Member”), a wholly-owned subsidiary of the OP. Moody National RI Perimeter TO, LLC (the “Moody JV Member”), a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owns a 25% membership interest in the Perimeter Joint Venture.

On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Perimeter Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners (collectively, the “Seller”) for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property (as described in Note 5), plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the Seller.  The Seller acquired the Residence Inn Property pursuant to an offering of tenant-in-common interests sponsored by one of the Company’s affiliates.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively. Acquisition costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $1,652,000 and $1,908,000 in revenues and $100,000 and $146,000 in operating income for the Residence Inn Property for the six months ended June 30, 2011 and from the date of the acquisition to December 31, 2010, respectively.

4. Notes Receivable

Notes receivable consisted of the following at June 30, 2011 and December 31, 2010:

June 30,	December 31,
2011	2010
$12,745,349	$—

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below.  The Hyatt

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (the “Lender”), and is secured by a lien on the Hyatt Place Property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199 and all accrued interest and fees due and payable on the Hyatt Place Note had been paid by the Trust.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, the Company’s chairman and chief executive officer, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  The OP made an initial capital contribution to the Note Joint Venture in the amount of $1,080,000 and initially owned an approximate 73.5% membership interest in the Note Joint Venture. The OP’s initial capital contribution to the Note Joint Venture was funded with proceeds from the Company’s initial public offering. The Trust Members made an initial capital contribution of $181,000 to the Note Joint Venture and collectively initially owned an approximate 12.5% membership interest in the Note Joint Venture. As described in greater detail below, as of June 30, 2011, Moody National Mortgage owns an approximately 14% membership interest in the Note Joint Venture, which Moody National Mortgage received as consideration for providing a guaranty of the Note Joint Venture’s obligations under the Acquisition Note (see Note 5).  The OP will make additional capital contributions to the Note Joint Venture in the aggregate amount of approximately $89,000 as funds become available for such purpose and the OP’s percentage membership interest in the Note Joint Venture will increase proportionately as a result of such additional capital contributions.  As of June 30, 2011, the OP had made additional capital contributions to the Note Joint Venture of $45,000, as a result of which the OP’s membership interest in the Note Joint Venture has increased to 74.0% and the Trust Members’ membership interest in the Note Joint Venture has decreased to 12.0% as of June 30, 2011.

The Note Joint Venture Agreement provides that the OP will be the manager of the Note Joint Venture and, except with respect to matters requiring the approval of all of the Members pursuant to the Note Joint Venture Agreement or applicable law, the OP will have sole power and authority to manage the business and affairs of the Note Joint Venture. In addition, so long as Moody National Mortgage or Moody National Management, L.P., an affiliate of the Sponsor (“Moody National Management”), has any outstanding guaranty of any indebtedness of the Note Joint Venture, (1) the OP will in good faith consult with Moody National Mortgage and consider any proposals or recommendations of Moody National Mortgage regarding any possible refinancing of indebtedness on the Hyatt Place Note or any sale of the Hyatt Place Note and (2) any sale of the Hyatt Place Note will require the consent of Moody National Mortgage, which consent will not be unreasonably withheld. Pursuant to the Note Joint Venture Agreement, no Member may transfer all or part of its membership interest in the Note Joint Venture without the prior written consent of the OP.

Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions from the Note Joint Venture and the OP and the Trust Members are entitled to receive approximately 86% of distributions in proportion to their respective membership interests in the Note Joint Venture. The Note Joint Venture Agreement provides that cash proceeds from a sale, exchange, refinancing or other disposition of the Hyatt Place Note will be distributed as follows: (1) first, to each Member in proportion to their respective unreturned capital contributions to the Note Joint Venture until each Member’s unreturned capital contributions have been reduced to zero; (2) second, to Moody National Mortgage until Moody National Mortgage has been distributed an amount equal to  approximately 14% of all distributions made to all Members (inclusive of all prior distributions); and (3) thereafter, approximately 14% to Moody National Mortgage and approximately 86%  to the OP and the Trust Members in proportion to their respective membership interests in the Note Joint Venture.

On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from the Lender for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP in the amount of $1,080,000, (2) a capital contribution to the Note Joint Venture from the Trust Members in the amount of $181,000, and (3) the proceeds of a loan from Lender evidenced by a promissory note in the aggregate principal

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the term of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note bears interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will bear interest at a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the Maximum Rate.  The Prime Rate at June 30, 2011 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The Trust’s obligations under the Hyatt Place Note are secured by, among other things, (1) a Deed of Trust, Security Agreement and Financing Statement by the Trust for the benefit of the Lender (the “Deed of Trust”) with respect to the Hyatt Place Property and (2) an Assignment of Rents by the Trust for the benefit of Lender (the “Assignment of Rents”) with respect to the Hyatt Place Property. On the Closing Date and effective as of the Effective Date, the Deed of Trust, the Assignment of Rents, the Hyatt Place Note and all other loan documents related to the Hyatt Place Note were assigned from Lender to the Note Joint Venture pursuant to an Assignment of Note and Liens by and between the Lender and the Note Joint Venture.

In evaluating possible loan impairments, the Company analyzes its notes receivable individually and collectively for possible loan losses in accordance with applicable authoritative accounting guidance. Based on the analysis, if the Company concludes that no loans are individually impaired, the Company then further analyzes the specific characteristics of the loans, based on other authoritative guidance to determine if there would be probable losses in a group of loans with similar characteristics.   There were no loan impairments as of June 30, 2011.

5. Debt

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess.  As of June 30, 2011, the Company’s debt-to net assets ratio exceeded 300%.  The Company’s independent directors have approved such excess debt due to the fact that the Company’s board of directors believes that the Company’s outstanding indebtedness is adequately secured and the Company is currently able to service its outstanding indebtedness under the terms of its financing agreements.  The Company continues to review its debt levels and will take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. As of December 31, 2010, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

Citi Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of Moody

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

National RI Perimeter MT, Inc. (the “TRS”), a taxable REIT subsidiary that is 75% owned by the OP (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrower pursuant to a loan agreement (the “Property Loan Agreement”). The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon is due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrues at a per annum rate equal to 6.50%. The Borrower makes a monthly payment of interest only from the date of the Property Loan Agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Property Loan Agreement.  Principal payments of $0, $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2011, 2012, 2013, 2014 and 2015, respectively.  As of June 30, 2011, there was $5,000,000 outstanding on the Property Loan.

The Property Loan Agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The Property Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the Property Loan Agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the Property Loan Agreement, Citi may, at its option, declare that all amounts outstanding under the Property Loan Agreement are immediately due and payable in full.  The Company was in compliance with its covenants under the Property Loan Agreement as of June 30, 2011.

The performance of the obligations of the Borrower under the Property Loan Agreement are secured by (1) the security interest granted in the Residence Inn Property and other collateral by the Borrower for the benefit of Citi pursuant to a deed to secure debt and security agreement, (2) an assignment of the leases and rents of the Residence Inn Property by the Borrower in favor of Citi, and (3) a guaranty of the payment of the obligations and liabilities of the Borrower under the Property Loan Agreement granted to Citi by the Company, Brett C. Moody and the OP.

Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, Company JV Member and the Moody JV Member amended the Promissory Note to extend the maturity date of the Promissory Note for an additional year to May 27, 2012.  The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of June 30, 2011, there was $200,000 outstanding on the Promissory Note.

Acquisition Note

In connection with the acquisition of the Hyatt Place Note, on the Closing Date and effective as of the Effective Date, the Note Joint Venture borrowed $11,483,280 from Lender pursuant to the Acquisition Note and the Commercial Loan Agreement by and among Lender, the Note Joint Venture, Moody National Mortgage, Moody National Management, Moody National Realty Company, L.P. (“Moody National Realty”), an affiliate of the Sponsor, and Brett C. Moody (the “Loan Agreement”).

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note bears interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note will bear interest at a

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

fixed rate equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the Maximum Rate. Lender may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium.  Principal payments of $154,228, $315,593, $326,289, $336,353, $346,727 and $9,994,361 are due for the years 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.  As of June 30, 2011, there was $11,473,551 outstanding on the Acquisition Note.

The Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, breaches of covenants or representations in the Loan Agreement or any other loan document, bankruptcy related defaults, the dissolution or liquidation of the Note Joint Venture and the occurrence of any material adverse effect (as defined in the Loan Agreement). The Loan Agreement also provides that it will be an event of default if, among other events, the OP and Moody National Realty cease to collectively own and control, directly or indirectly, at least 51% of the equity interests in the Note Holder Joint Venture or the OP ceases to serve as the sole manager of the Note Joint Venture. Upon an uncured event of default under the Loan Agreement, Lender may declare all amounts due under the Acquisition Note immediately due and payable in full.

The performance of the obligations of the Note Joint Venture under the Acquisition Note is secured by a Collateral Assignment of Note and Liens by and between the Note Joint Venture and Lender (the “Collateral Assignment”), pursuant to which the Note Joint Venture pledged and collaterally assigned to Lender, and granted Lender a security interest in, all of Note Joint Venture’s right, title and interest in and to, among other items, (1) the Hyatt Place Note and all indebtedness evidenced thereby, (2) the Deed of Trust, (3) all other loan documents relating to the Hyatt Place Note, and (4) all right, title, interest and claims of the Note Joint Venture as the owner of the Hyatt Place Note, including any and all payments of any kind payable to the Note Joint Venture by the Trust by reason of the Note Joint Venture’s ownership of the Hyatt Place Note. Pursuant to the Collateral Assignment, upon any event of default under the Loan Agreement or the Collateral Assignment, all amounts due and payable by the Trust under the Hyatt Place Note will be due and payable to Lender.

In addition, (1) Moody National Mortgage, Moody National Management and Moody National Realty have each unconditionally and irrevocably guaranteed the prompt payment when due of all of the Note Joint Venture’s obligations under the Acquisition Note and the Collateral Assignment and (2) Brett C. Moody has provided a limited guaranty of the Note Joint Venture’s obligations under the Acquisition Note and the Collateral Assignment.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. On May 18, 2010, the Company issued 15,000 shares of restricted stock pursuant to the Independent Directors’ Compensation Plan as described in Note 8.  As of June 30, 2011, the Company had issued 369,936 common shares in the Company’s public offering, including 10,986 shares issued pursuant to the DRIP. As of June 30, 2011, there were a total of 407,158 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

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

  The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to June 30, 2011:

Date Distribution Payable(1)	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841
October 2010	12,951	8,447	21,398
November 2010	13,474	8,921	22,395
December 2010	13,214	9,007	22,221
January 2011	14,199	9,404	23,603
February 2011	14,647	9,608	24,255
March 2011	13,552	8,734	22,286
April 2011	15,102	9,740	24,842
May 2011	15,152	9,334	24,486
June 2011	16,337	10,269	26,606
Total	$169,016	$104,365	$273,381

(1)	Distributions are accrued in the prior month but paid on or about the 15th of the month indicated.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at June 30, 2011 was $1,120,996, which represented ownership interests in the Perimeter Joint Venture and Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income (loss) from consolidated joint venture attributable to these noncontrolling interests was $17,984 and $(39,958) for the three months ended June 30, 2011 and 2010, respectively, and $17,069 and $(39,958) for the six months ended June 30, 2011 and 2010, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s initial public offering. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s initial public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of June 30, 2011, the Company had paid Moody Securities $171,170 in selling commissions and $31,433 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the consolidated balance sheet.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

Advisor will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2011 and December 31, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,590,000 and $2,328,000, respectively.  As of June 30, 2011, the Company had paid offering costs of $203,108 and organization costs of $28,083 and had incurred offering costs payable to Advisor of $352,950.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of June 30, 2011, the Company had paid no acquisition fees to Advisor, due to the fact that Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of June 30, 2011, the Company had paid no debt financing fees to Advisor, due to the fact that Advisor waived its debt financing fee in connection with the financing of both the Residence Inn Property and the Hyatt Place Note.

In the event that the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the three and six months ended June 30, 2011, Moody Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months and six months ended June 30, 2011, the Company incurred asset management fees payable to Advisor of $18,375 and $36,750, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.  As of June 30, 2011, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of June 30, 2011, Advisor had incurred $2,213,000 in reimbursable expenses, all of which exceeded the 2%/25% Limitation for the four fiscal quarter period ended June 30, 2011.  $1,027,000 was incurred by the Advisor within the prior four fiscal quarter period ended June 30, 2011 and may become partially reimbursable in the future subject to the approval of the independent directors.  The remaining $1,186,000 was incurred prior to June 30, 2010 and was not an obligation of the Company.

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

As discussed in Note 3, in connection with the acquisition of the Residence Inn Property, the Company owns an indirect 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, the Company’s chairman and chief executive officer, owns the other 25% membership interest in the Perimeter Joint Venture.  Brett C. Moody also owns a 25% equity interest in the TRS.

As discussed in Note 4, as of June 30, 2011 the OP owns a 74% membership interest in the Note Joint Venture and Moody National Mortgage and the Trust Members own the remaining 26% membership interests in the Note Joint Venture.

As discussed in Note 5, on May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued the Promissory Note in favor of the Moody JV Member. The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2012. The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of June 30, 2011, there were 1,985,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received an initial grant of 5,000 shares of restricted common stock, resulting in an issuance of 15,000 shares of restricted stock in the aggregate.  The weighted average grant date fair value was $10.00 per share based on observable market transactions occurring near the date of the grant.  The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they were issued of $470 and $20,283 for the three months ended June 30, 2011 and 2010, respectively, and $43,197 and $20,283 for the six months ended June 30, 2011 and 2010, respectively.  There were no non-vested awards as of June 30, 2011.   Subject to certain conditions, the restricted stock granted pursuant to the Independent Directors Compensation Plan vested and became non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant. 3,750 shares of such restricted stock vested and became non-forfeitable on each of July 1, 2010, October 1, 2010 and January 1, 2011, and April 1, 2011, or 15,000 shares total.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2011 and year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2010	—	$—
Shares granted on May 18, 2010	15,000	10.00
Shares vested	(7,500)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2010	7,500	10.00
Shares granted	—	—
Shares vested	(7,500)	10.00
Shares forfeited	—	—
Balance of non-vested shares as of June 30, 2011	—	$—

Index

9. Subordinated Participation Interest

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2011, the Company escrows payments required for insurance, real estate taxes, capital improvements and debt service.

Management Fees

Under a management agreement with an unaffiliated third party existing at June 30, 2011 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of the TRS, pays a monthly property management fee equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the three and six months ended June 30, 2011 and 2010.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

11. Income Taxes

The Company’s wholly-owned taxable REIT subsidiary, Moody National RI Perimeter MT, Inc., is subject to federal and state income taxes.

  No provision for income taxes has been made for the Company (other than for the TRS) for the three and six months ended June 30, 2011 as it intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.  No provision for income taxes had been made with respect to the Company (other than for the TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

The composition of the Company’s deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	$74,000	$74,000
Hotel properties	44,000	44,000
Intangible assets	10,000	10,000
Total deferred tax assets	128,000	128,000
Deferred tax liabilities:
Hotel properties	34,900	43,000
Total deferred tax liabilities	34,900	43,000
Total net deferred tax assets	93,100	85,000
Valuation allowance	(128,000)	(128,000)
Net deferred tax liability	$(34,900)	$(43,000)

Index

The Company has provided a valuation allowance for the deferred tax assets of the Company, as it is more likely than not that these assets will not be realized.  As of June 30, 2011, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may be carried forward until 2020.

The income tax expense (benefit) for the three months and six months ended June 30, 2011 and 2010 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Current expense	$39,300	$1,617	$42,400	$1,617
Deferred benefit	(7,000)	-	(8,100)	-
Total expense, net	$32,300	$1,617	$34,300	$1,617

Federal	$26,900	$1,617	$28,300	$1,617
State	5,400	-	6,000	-
Total tax expense	$32,300	$1,617	$34,300	$1,617

The reconciliation of Federal statutory and effective income tax rates for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Statutory federal rate	30%	15%	28%	15%
State taxes	6%	-	6%	-
Total	36%	15%	34%	15%

12. Pro Forma Financial Information

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2010 is presented as if the Company acquired the Residence Inn Property on January 1, 2010. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2010, nor does it purport to represent the Company’s future operations:

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenue	$717,187	$1,434,371
Net loss	$(10,611)	$(11,853)
Net loss attributable to common shareholders	$(20,841)	$(33,890)
Net loss per common share, basic and diluted	$(0.08)	$(0.13)

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. The Company’s initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering). As of August 11, 2011, the Company had accepted investors’ subscriptions for, and issued, 389,551 shares of the Company’s common stock in the Company’s public offering, including 12,061 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $3,774,905.

Distributions Declared

On June 30, 2011 the Company declared a distribution in the aggregate amount of $26,598, of which $16,386 was paid in cash on July 15, 2011 and $10,212 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On July 31, 2011, the Company declared a distribution in the aggregate amount of $28,026 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on August 15, 2011.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking

Index

statements are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

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

On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. From the commencement of our public offering on April 15, 2009 to June 30, 2011, we had accepted investors’ subscriptions for, and issued, 369,936 shares of our common stock in our public offering, including 10,986 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,589,505.

As of August 11, 2011, we had accepted investors’ subscriptions for, and issued, 389,551 shares of our common stock in our public offering, including 12,061 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $3,774,905.

We plan to continue to raise funds through the sale of shares of our common stock in our public offering in order to enable us to acquire additional real properties and other real estate-related assets.  We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the remainder of 2011 and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our initial public offering, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

We intend to use substantially all of the net proceeds from our initial public offering to invest in a broadly diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of commercial properties that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. Our direct real property investments will generally focus on real estate in multiple property types, consisting primarily of hotel, multifamily, office, retail and industrial assets located in the United States and Canada. During the remainder of 2011, we anticipate investing primarily in hotel properties. We are externally managed by Moody National Advisor I, LLC, which we refer to as our “advisor.”

Index

As of June 30, 2011, our portfolio consisted of two investments: (1) a 75% indirect joint venture interest in a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property; and (2) a 74% indirect joint venture interest in a real estate lien note, or the Hyatt Place note, issued by Moody National HP Grapevine Trust, a Delaware statutory trust, or the trust, in favor of Patriot Bank, a Texas banking association, or the lender, secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel, or the Hyatt Place property.

Residence Inn Property Acquisition

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

The occupancy rate at the Residence Inn property was 80.5% for the six months ended June 30, 2011 compared to 72.0% for the comparable six month period ended June 30, 2010.  The average room rate at the Residence Inn property was $86.35 and $88.31 for the six months ended June 30, 2011 and the comparable six month period ended June 30, 2010, respectively.  Revenue per available room increased from $63.59 for the comparable six month period ended June 30, 2010 to $69.54 for the six months ended June 30, 2011.

Hyatt Place Note Acquisition

On June 3, 2011, or the closing date, and effective as of May 5, 2011, or the effective date, we acquired a joint venture interest in the Hyatt Place note. As of the closing date, the Hyatt Place note had an outstanding principal balance of $12,759,199 and all accrued interest and fees due and payable on the Hyatt Place note had been paid by the trust.

The entire unpaid principal balance of the Hyatt Place note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018. The Hyatt Place note bears interest at a fixed rate of 5.15% per annum and, after August 21, 2012, bears interest at a variable rate.  For more information on the terms of the Hyatt Place note, see Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture, for an aggregate purchase price of $12,759,199, exclusive of closing costs. The note joint venture financed the payment of the purchase price for the Hyatt Place note with (1) a capital contribution to the note joint venture from our operating partnership in the amount of $1,080,000, (2) a capital contribution to the note joint venture from certain members of the trust, or trust members, in the amount of

Index

$181,000, and (3) the proceeds of a loan from lender evidenced by a promissory in the aggregate principal amount of $11,483,280, or the acquisition note.

Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture and the members of the trust initially collectively owned an approximately 12.5% membership interest in the note joint venture. Our operating partnership intends to make additional capital contributions to the note joint venture in the aggregate amount of approximately $89,000 as funds become available for such purpose, and our operating partnership’s percentage membership interest in the note joint venture will increase proportionately as a result of such additional capital contributions.  As of June 30, 2011, our operating partnership had made additional capital contributions to the note joint venture of $45,000, as a result of which our operating partnership’s membership interest in the note joint venture has increased to 74.0% and the trust members’ collective membership interest in the note joint venture has decreased to 12.0% as of June 30, 2011. As of June 30, 2011, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

The Hyatt Place property contains 125 rooms, is comprised of 70,646 gross square feet and is located on a 2.49 acre parcel of land. The Hyatt Place property is located adjacent to the Grapevine Mills shopping mall and the Dallas/Fort Worth International Airport is approximately two miles south of the Hyatt Place property. The Hyatt Place property was constructed in 1995 and was renovated in 2007-2008 in connection with its conversion from an AmeriSuites to a Hyatt Place hotel.  Amenities at the Hyatt Place property include a main lobby area, a café serving continental breakfast and other meals, a lobby area bar and lounge, a commercial kitchen area, service and support areas, three meeting rooms, a business center, a fitness center, a commercial laundry area and a heated swimming pool. The Hyatt Place property includes paved surface parking for 128 vehicles, including 6 handicapped parking spaces.

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

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase by between 3.0-3.6% in 2011.  GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2011. However, we expect the multifamily sector to

Index

improve during 2011 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

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

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $54,163, which was from real estate operations and net interest income.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $1,306,520, which was comprised of a decrease in restricted cash of $7,549, acquisition of note receivable of $1,275,919, and additions to the Residence Inn property of $36,902.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $470,948, consisting primarily of offering proceeds of $511,000, which was used to fund $51,100 in offering costs.   We paid dividends of $88,989 during the six month period ended June 30, 2011.

Cash and Cash Equivalents

As of June 30, 2011, we had cash on hand of $140,734.

Index

Debt

Citicorp Loan. In connection with the acquisition of the Residence Inn property, on May 27, 2010, RI Perimeter Holding and Perimeter Master Tenant, which we collectively refer to as the “borrower,” entered into a modification on the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement, or the Citicorp loan agreement. The Citicorp loan is evidenced by a promissory note issued by the borrower and payable to the order of Citi. The borrower used the proceeds of the Citicorp loan solely to repay the remaining outstanding indebtedness on a loan secured by a security interest in the Residence Inn property made by Citigroup Global Markets Realty Corp. to, among others, Moody National RI Perimeter S, LLC and Moody National RI Perimeter H, LLC, each of which are affiliates of our sponsor.

As of June 30, 2011, there was $5,000,000 outstanding on the Citicorp Loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan accrues at a per annum rate equal to 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the Citicorp Loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower makes a monthly payment of interest only from the date of the Citicorp Loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Citicorp Loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the Citicorp Loan agreement.

The performance of the obligations of the borrower under the Citicorp Loan agreement are secured by (1) the security interest granted in the Residence Inn property and other collateral by the borrower for the benefit of Citi pursuant to a deed to secure debt and security agreement, (2) an assignment of the leases and rents of the Residence Inn property by the borrower in favor of Citi, and (3) a guaranty of the payment of the obligations and liabilities of the borrower under the Citicorp Loan agreement granted to Citi by us, Brett C. Moody and our operating partnership.

Residence Inn Promissory Note. On May 27, 2010, in connection with the acquisition of the Residence Inn property, REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000, or the REIT JV promissory note. The entire principal amount of the REIT JV promissory note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, REIT JV Member and the Moody JV Member amended the note such that the maturity date of the REIT JV promissory note be extended for an additional year to May 27, 2012.  The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

Acquisition Note.  In connection with the acquisition of the Hyatt Place note, on the closing date and effective as of the effective date, the note joint venture borrowed $11,483,280 from lender pursuant to the acquisition note and the Commercial Loan Agreement by and among lender, the note joint venture, Moody National Mortgage, Moody National Management L.P., , or Moody National Management, an affiliate of our sponsor, Moody National Realty Company, L.P., or Moody National Realty, an affiliate of our sponsor, and Brett C. Moody, or the loan agreement.

The entire unpaid principal balance of the acquisition note and all accrued and unpaid interest thereon will be due and payable in full on May 5, 2018, or the acquisition note maturity date. The acquisition note bears interest at a fixed rate of 3.00% per annum through August 21, 2012, or the first change date. For the period from the first change date through August 21, 2015, or the second change date, the mortgage note will bear interest at a fixed rate equal to (1) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S., or the prime rate, in effect as of the first change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law, or the maximum rate. For the period

Index

from the second change date through the maturity date, the acquisition note will bear interest at a fixed rate equal to (1) the prime rate in effect as of the second change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum rate.  The Prime Rate at June 30, 2011 was 3.25%.  All amounts of principal and interest due under the acquisition note that are more than ten days past due will bear interest at a rate equal to the applicable interest rate due under the acquisition note for such amounts plus 5.0%. The note joint venture may prepay the acquisition note, in whole or in part, at any time without penalty or premium.

The performance of the obligations of the note joint venture under the acquisition note is secured by a Collateral Assignment of Note and Liens by and between the note joint venture and lender or the collateral assignment, pursuant to which the note joint venture pledged and collaterally assigned to lender, and granted lender a security interest in, all of note joint venture’s right, title and interest in and to, among other items, (1) the Hyatt Place note and all indebtedness evidenced thereby, (2) the Deed of Trust, Security Agreement and Financing Statement by the trust for the benefit of the lender with respect to the Hyatt Place property, (3) all other loan documents relating to the Hyatt Place note, and (4) all right, title, interest and claims of the note joint venture as the owner of the Hyatt Place note, including any and all payments of any kind payable to the note joint venture by the trust by reason of the note joint venture’s ownership of the Hyatt Place note. Pursuant to the collateral assignment, upon any event of default under the loan agreement or the collateral assignment, all amounts due and payable by the trust under the Hyatt Place note will be due and payable to lender.

In addition, (1) Moody National Mortgage, Moody National Management and Moody National Realty have each unconditionally and irrevocably guaranteed the prompt payment when due of all of the note joint venture’s obligations under the acquisition note and the collateral assignment and (2) Brett C. Moody has provided a limited guaranty of the note joint venture’s obligations under the acquisition note and the collateral assignment.

As of June 30, 2011, our outstanding indebtedness totaled $16,673,551, which consisted of $5,000,000 outstanding on the Citicorp loan, $11,473,551 outstanding on the acquisition note, and $200,000 outstanding on the REIT JV promissory note.

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  As of June 30, 2011, our debt-to net assets ratio exceeded 300%.  Our independent directors have approved such excess debt due to the fact that our board of directors believes that our outstanding indebtedness is adequately secured and we are currently able to service our outstanding indebtedness under the terms of our financing agreements.  We continue to review our debt levels and will take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2011:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations(1)	$16,673,551	$154,228	$919,741	$5,605,221	$9,994,361
Interest payments on outstanding debt obligations(2)	$3,476,113	$342,205	$1,330,381	$1,111,957	$691,570
Total	$20,149,664	$496,433	$2,250,122	$6,717,178	$10,685,931

Index

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2011.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of June 30, 2011, offering costs of approximately $2,562,000 and organization costs of approximately $28,000 were incurred by our advisor on our behalf. As of June 30, 2011, we had paid offering costs of $203,108 and organization costs of $28,083 and had incurred offering costs payable to our advisor of $352,950.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  As of June 30, 2011, our advisor had incurred $2,213,000 in reimbursable expenses, all of which exceeded the 2%/25% limitation for the four fiscal quarter period ended June 30, 2011.  $1,027,000 was incurred by our advisor within the prior four fiscal quarter period ended June 30, 2011 and may become partially reimbursable in the future subject to a determination by our independent directors.  The remaining $1,186,000 was incurred prior to June 30, 2010 and was not an obligation of ours.

Results of Operations

Our results of operations for the three and six months ended June 30, 2011 and 2010 are not indicative of those expected in future periods as we commenced operations on May 27, 2010 in connection with our acquisition of an indirect joint venture interest in the Residence Inn property. As of June 30, 2010, we owned an indirect joint venture interest in the Residence Inn property. As of June 30, 2011, we owned indirect joint venture interests in the Residence Inn property and the Hyatt Place note.  As a result, our results of operations for the three and six months ended June 30, 2011 are not directly comparable to those for the three and six months ended June 30, 2010.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010

The following table provides summary information about our results of operations for the three months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Hotel revenue	$862	$266	$596	224%
Other hotel revenue	17	6	11	183%
Interest income from note receivable	49	—	49	n/a

Index

Hotel operating expenses	580	189	391	207%
Property taxes, insurance and other	50	18	32	177%
Depreciation	78	35	43	123%
Property acquisition	—	155	(155)	n/a
Organization	—	28	(28)	n/a
Corporate general and administrative	19	53	(34)	(64)%
Interest expense and amortization of deferred loan costs	116	34	82	241%
Income tax expense	32	2	30	1,500%
Net Income (Loss)	52	(242)	294	121%

Revenue

Total revenue increased from $272,274 for the three months ended June 30, 2010 to $927,256 for the three months ended June 30, 2011.  This increase was primarily due to an increase in room revenues from $266,153 for the three months ended June 30, 2010 to $861,509 for the three months ended June 30, 2011. Other hotel revenue, which consists primarily of food sales at the Residence Inn property, increased from $6,121 for the three months ended June 30, 2010 to $16,514 for the three months ended June 30, 2011. The increase in room revenue and other hotel revenue was due to the fact we owned the Residence Inn property for the entire reporting period during 2011.  We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions.

Interest income from real estate loan receivable related to the Hyatt Place note was $49,233 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010.

Hotel Operating Expenses

Hotel operating expenses increased from $188,647 for the three months ended June 30, 2010 to $580,320 for the three months ended June 30, 2011. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased from $17,538 for the three months ended June 30, 2010 to $49,912 for the three months ended June 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense increased from $35,482 for the three months ended June 30, 2010 to $78,214 for the three months ended June 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Property Acquisition Expenses

Property acquisition expenses decreased from $154,955 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011, due to the fact that we did not pursue a property acquisition during the three months ended June 30, 2011.

Index

Organization Expenses

Organization expenses decreased from $28,083 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased from $53,471 for the three months ended June 30, 2010 to $18,846 for the three months ended June 30, 2011. These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. This decrease was primarily due to the fact the stock based compensation decreased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase.  During the three months ended June 30, 2011 and 2010, respectively, we incurred interest expense of $116,152 and $34,340 related to this debt, including amortization of deferred loan costs of $7,581 and $2,267.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

   Income tax expense increased from $1,617 for the three months ended June 30, 2010 to $32,300 for the three months ended June 30, 2011.

Net Income (Loss)

We had net income of $51,512 for the three months ended June 30, 2011 compared to a net loss of $241,859 for the three months ended June 30, 2010. Our net income for the three months ended June 30, 2011 is due primarily to the fact that we own an interest in two real estate investments, the Residence Inn property and the Hyatt Place note. Excluding income (loss) attributable to a noncontrolling interest in a consolidated joint venture of $17,984 and $(39,958) and income (loss) attributable to a noncontrolling interest in common operating partnership units of $14 and $(249), net income (loss) attributable to us was $33,514 and $(201,652) for the three months ended June 30, 2011 and 2010, respectively.

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010

The following table provides summary information about our results of operations for the six months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Hotel revenue	$1,624	$266	$1,358	510%
Other hotel revenue	28	6	22	367%
Interest income note receivable	49	-	49	n/a
Hotel operating expenses	1,138	189	949	502%
Property taxes, insurance and other	101	18	83	461%
Depreciation	156	35	121	346%
Property acquisition	-	155	(155)	n/a
Organization	-	28	(28)	n/a
Corporate general and administrative	79	53	26	49%
Interest expense and amortization of deferred loan costs	204	34	170	500%
Income tax expense	34	2	32	1,600%
Net Loss	(14)	(242)	228	94%

Index

Revenue

Total revenue increased from $272,274 for the six months ended June 30, 2010 to $1,701,153 for the six months ended June 30, 2011.  This increase was primarily due to an increase in room revenues from $266,153 for the six months ended June 30, 2010 to $1,624,014 for the six months ended June 30, 2011. Other hotel revenue, which consists primarily of food sales at the Residence Inn property, increased from $6,121 for the six months ended June 30, 2010 to $27,906 for the six months ended June 30, 2011. The increase in room revenue and other hotel revenue was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Interest income from real estate loan receivable related to the Hyatt Place note was $49,233 for the six months ended June 30, 2011 and $0 for the six months ended June 30, 2010.

Hotel Operating Expenses

Hotel operating expenses increased from $188,647 for the six months ended June 30, 2010 to $1,138,495 for the six months ended June 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased from $17,538 for six months ended June 30, 2010 to $101,210 for the six months ended June 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense increased from $35,482 for the six months ended June 30, 2010 to $156,428 for the six months ended June 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Property Acquisition Expenses

Property acquisition expenses decreased from $154,955 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011 due to the fact that we did not pursue a property acquisition during the six months ended June 30, 2011.

Organization Expenses

Organization expenses decreased from $28,083 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $53,471 for the six months ended June 30, 2010 to $79,947 for the six months ended June 30, 2011. These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. This increase was primarily due to the fact we had a full six months operations for the six months ended June 30, 2011  We expect corporate general and administrative

Index

expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase.  During the six months ended June 30, 2011 and 2010, respectively, we incurred interest expense of $204,624 and $34,340 related to this debt, including amortization of deferred loan costs of $14,203 and $2,267.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

   Income tax expense increased from $1,617 for the six months ended June 30, 2010 to $34,300 for the six months ended June 30, 2011.

Net Loss

We had a net loss of $13,851 for the six months ended June 30, 2011 compared to a net loss of $241,859 for the six months ended June 30, 2010. Our net loss for the six months ended June 30, 2011 is due to the factors described above and the fact that we own two real estate investments.  Excluding income (loss) attributable to a noncontrolling interest in a consolidated joint venture of $17,069 and $(39,958) and income (loss) attributable to a noncontrolling interest in common operating partnership units of $13 and $(249), net loss attributable to us was $30,933 and $201,652 for the six months ended June 30, 2011 and 2010, respectively.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded

Index

for net deferred tax assets that are not expected to be realized. We accrued $39,300 and $1,617 in current income taxes for the three months ended June 30, 2011 and 2010, respectively, and $42,400 and $1,617 for the six months ended June 30, 2011 and 2010, respectively.  We had a deferred tax liability of $34,900 and $43,000 as of June 30, 2011 and December 31, 2010, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no material uncertain tax positions as of June 30, 2011.

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

Index

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the three and six months ended June 30, 2011 and 2010.

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

Notes Receivable

We provide first-mortgage financing in the form of a note receivable. This loan is held for investment and is intended to be held to maturity and accordingly, is recorded at cost, net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan.  We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

Impairment of Notes Receivable

We review notes receivables for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. We did not record a valuation allowance during the six months ended June 30, 2011.

Earnings (loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Index

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of June 30, 2011, our only investments consisted of our 75% indirect joint venture interest in the Residence Inn property and our 74% indirect joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from July 15, 2010 (the date we first paid distributions) to June 30, 2011:

	Distributions Paid (1)
Period	Cash	DRIP(3)	Total

Third Quarter 2010(2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014
First Quarter 2011	42,398	27,746	70,144
Second Quarter 2011	46,591	29,343	75,934
Total	$169,016	$104,365	$273,381

Index

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010 (the date we first paid distributions) to June 30, 2011, we paid aggregate distributions of $273,381. Of the $273,381 in distributions we paid in the period from July 15, 2010 (the date we first paid distributions) to June 30, 2011, $169,016, or approximately 62%, was paid in cash, and $104,365, or approximately 38%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $88,989 in cash distributions in the first two quarters of 2011 and had cash flow provided by operating activities of $54,163 during the same period.

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

Index

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

We believe MFFO is useful to investors in evaluating how our portfolio might perform after our offering and acquisition stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future. However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

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

 The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2011 and 2010 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Income (Loss)	$51,512	$(241,859)	$(13,851)	$(241,859)
Adjustments:
Depreciation of real estate assets	78,214	35,482	156,428	35,482
Adjustments for noncontrolling interests	(37,538)	31,088	(56,176)	31,088
Funds from Operations	92,188	(175,289)	86,401	(175,289)
Adjustments:
Stock/unit-based compensation	470	20,283	43,197	20,283
Amortization of deferred loan costs	7,581	2,267	14,203	2,267
Property acquisition expense	—	154,955	—	154,955
Organization expense	—	28,083	—	28,083
Adjustments for noncontrolling interests	(1,901)	(39,306)	(3,557)	(39,306)
Modified Funds from Operations	$98,338	$(9,007)	$140,244	$(9,007)

Index

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  See Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of these related party transactions.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. Our initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering), unless extended.  As of August 11, 2010, we had accepted investors’ subscriptions for, and issued, 389,551 shares of our common stock in our public offering, including 12,061 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $3,774,905.

Distributions Declared

On June 30, 2011, we declared a distribution in the aggregate amount of $26,598, of which $16,386 was paid in cash on July 15, 2011 and $10,212 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On July 31, 2011, we declared a distribution in the aggregate amount of $28,026, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on August 15, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of June 30, 2011, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

Index

The carrying value of our debt approximates fair value as of June 30, 2011, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2011, we did not repurchase any of our securities.

During the three months ended June 30, 2011, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

As of June 30, 2011, we had accepted investors’ subscriptions for, and issued, 369,936 shares of our common stock in our public offering, including 10,986 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds, net of $202,603 in selling commissions and dealer manager fees and $353,455 in offering costs, of $3,033,447.

As of June 30, 2011, we have used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase an interest in real estate and $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase an interest in a promissory note.  As of June 30, 2011, we have paid $154,955 of acquisition fees and expenses. For more information regarding how we used our net offering proceeds through June 30, 2011, see our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated April 6, 2011, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011)

10.2
MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”))

10.3	Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the June 9th Form 8-K)
10.4
Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (incorporated by reference to Exhibit 10.3 to the June 9th Form 8-K)

10.5
Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (incorporated by reference to Exhibit 10.4 to the June 9th Form 8-K)

10.6
Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (incorporated by reference to Exhibit 10.5 to the June 9th Form 8-K)

10.7
Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (incorporated by reference to Exhibit 10.6 to the June 9th Form 8-K)

10.8	Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (incorporated by reference to Exhibit 10.7 to the June 9th Form 8-K)

Index

10.9
Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (incorporated by reference to Exhibit 10.8 to the June 9th Form 8-K)

10.10
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (incorporated by reference to Exhibit 10.9 to the June 9th Form 8-K)

10.11
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (incorporated by reference to Exhibit 10.10 to the June 9th Form 8-K)

10.12
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (incorporated by reference to Exhibit 10.11 to the June 9th Form 8-K)

10.13
Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (incorporated by reference to Exhibit 10.12 to the June 9th Form 8-K)

10.14
Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (incorporated by reference to Exhibit 10.13 to the June 9th Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: August 15, 2011	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Robert W. Engel
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

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated April 6, 2011, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011)

10.2
MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”))

10.3	Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the June 9th Form 8-K)
10.4
Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (incorporated by reference to Exhibit 10.3 to the June 9th Form 8-K)

10.5
Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (incorporated by reference to Exhibit 10.4 to the June 9th Form 8-K)

10.6
Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (incorporated by reference to Exhibit 10.5 to the June 9th Form 8-K)

10.7
Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (incorporated by reference to Exhibit 10.6 to the June 9th Form 8-K)

10.8	Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (incorporated by reference to Exhibit 10.7 to the June 9th Form 8-K)
10.9
Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (incorporated by reference to Exhibit 10.8 to the June 9th Form 8-K)

10.10
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (incorporated by reference to Exhibit 10.9 to the June 9th Form 8-K)

Index

10.11
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (incorporated by reference to Exhibit 10.10 to the June 9th Form 8-K)

10.12
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (incorporated by reference to Exhibit 10.11 to the June 9th Form 8-K)

10.13
Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (incorporated by reference to Exhibit 10.12 to the June 9th Form 8-K)

10.14
Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (incorporated by reference to Exhibit 10.13 to the June 9th Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document