Form 10-Q
period 2011-09-30
Moody National REIT I, Inc.
filed 2011-11-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

As of November 11, 2011, there were 511,615 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.
FORM 10-Q
September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Investment in hotel properties, net	$7,106,946	$7,304,686
Cash	467,249	922,143
Restricted cash	841,728	765,747
Accounts receivable, net of allowance of $5,500 and $3,000, respectively	124,364	87,441
Note receivable	12,701,586	—
Prepaid expenses and other assets	205,206	22,408
Deferred loan costs, net of accumulated amortization of $39,658 and $16,112, respectively	166,865	119,042

Total Assets	$21,613,944	$9,221,467

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$16,597,197	$5,200,000
Accounts payable and accrued expenses	297,908	91,166
Due to related parties	157,212	390,756
Dividends payable	29,899	23,603
Deferred income tax liability	36,000	43,000

Total Liabilities	17,118,216	5,748,525

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies	—	—

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized and 475,665 and 350,049 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4,757	3,500
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	4,009,369	2,958,299
Accumulated deficit	(657,581)	(413,697)
Total stockholders’ equity	3,356,545	2,548,102
Noncontrolling interest- 100 common units of the Operating Partnership	886	913
Noncontrolling interest in consolidated joint ventures	1,137,297	922,927
Total Equity	4,494,728	3,471,942

TOTAL LIABILITIES AND EQUITY	$21,613,944	$9,221,467

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Room revenue	$873,145	$792,826	$2,497,159	$1,058,979
Other hotel revenue	15,267	12,169	43,173	18,290
Total hotel revenue	888,412	804,995	2,540,332	1,077,269
Interest income from note receivable	167,435	—	216,668	—
Total revenue	1,055,847	804,995	2,757,000	1,077,269

Expenses
Hotel operating expenses	612,938	560,464	1,751,433	749,111
Property taxes, insurance and other	45,290	48,241	146,500	65,779
Depreciation	78,214	59,493	234,642	94,975
Property acquisition	—	—	—	154,955
Organization	—	—	—	28,083
Corporate general and administrative	59,305	46,780	139,252	100,251
Total expenses	795,747	714,978	2,271,827	1,193,154

Operating Income (Loss)	260,100	90,017	485,173	(115,885)

Interest expense and amortization of deferred loan costs	180,730	90,557	385,354	124,897

Income (loss) before income taxes	79,370	(540)	99,819	(240,782)
Income tax expense (benefit)
Current	26,600	13,568	69,000	15,185
Deferred	1,100	—	(7,000)	—
Total income tax expense	27,700	13,568	62,000	15,185
Net Income (Loss)	51,670	(14,108)	37,819	(255,967)
(Income) loss attributable to noncontrolling interest from consolidated joint ventures	(28,422)	(8,274)	(45,491)	31,684

(Income) loss attributable to noncontrolling interest in common operating partnership units	(20)	11	(33)	260
Net income (loss) attributable to common shareholders	$23,228	$(22,371)	$(7,705)	$(224,023)

Net income (loss) per common share, basic and diluted	$0.05	$(0.07)	$(0.02)	$(1.46)
Dividends declared per common share	$0.20	$0.20	$0.60	$0.28
Weighted average shares outstanding	428,821	303,192	392,138	153,536

See accompanying notes to condensed consolidated financial statements

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended September 30, 2011
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Ventures	Total Equity

Balance at January 1, 2011	350,049	$3,500	—	—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	108,794	1,088	—	—	910,374	—	—	—	—	911,462
Issuance of common stock pursuant to dividend reinvestment plan	9,322	94	—	—	88,469	—	—	—	—	88,563
Stock/unit-based compensation expense	7,500	75	—	—	52,227	—	—	—	—	52,302
Net income (loss)	—	—	—	—	—	(7,705)	—	33	45,491	37,819
Dividends and distributions declared	—	—	—	—	—	(236,179)	—	(60)	(12,121)	(248,360)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	181,000	181,000

Balance at September 30, 2011	475,665	$4,757	—	$—	$4,009,369	$(657,581)	100	$886	$1,137,297	$4,494,728

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$37,819	$(255,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	234,642	94,975
Amortization of deferred loan costs	23,546	9,344
Stock-based compensation	52,302	63,543
Deferred income tax expense	(7,000)	—
Changes in operating assets and liabilities -
Accounts receivable	(36,923)	(88,562)
Prepaid expenses and other assets	(182,798)	(147,288)
Accounts payable and accrued expenses	206,742	222,960
Due to related parties	(301,223)	53,604
Net cash provided by (used in) operating activities	27,107	(47,391)
Cash flows from investing activities
Increase in restricted cash	(75,981)	(21,695)
Acquisition of note receivable	(1,275,919)	—
Repayments of note receivable	57,613	—
Additions to hotel properties	(36,902)	(2,350,000)
Net cash used in investing activities	(1,331,189)	(2,371,695)
Cash flows from financing activities
Proceeds from issuance of common stock	1,087,935	2,870,506
Offering costs	(108,794)	(131,208)
Dividends paid	(141,380)	(40,388)
Proceeds of note payable	—	200,000
Repayments of notes payable	(86,083)	—
Payments of deferred financing costs	(71,369)	(135,154)
Contributions from noncontrolling interest in joint ventures	181,000	190,781
Distributions to noncontrolling interest in joint ventures	(12,121)	—
Sale of stock subscriptions	—	2,250,505
Return of investor proceeds	—	(110,009)
Escrowed investor proceeds	—	(2,140,496)
Net cash provided by financing activities	849,188	2,954,537

Net change in cash and cash equivalents	(454,894)	535,451
Cash and cash equivalents at beginning of period	922,143	202,000
Cash and cash equivalents at end of period	$467,249	$737,451
Supplemental Cash Flow Information Interest paid	$379,193	$92,084
Supplemental Disclosure of Non-Cash Investing and Financing Activity Restricted cash contributed by noncontrolling interest holder	$—	$755,951
Accrued offering costs due to related party	$67,679	$304,420
Assumption of note payable in connection with acquisition	$—	$5,000,000
Note payable to finance acquisition of note receivable	$11,483,280	$—
Issuance of common stock from dividend reinvestment plan	$88,563	$$20,901

See accompanying notes to condensed consolidated financial statements.

.
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

As of September 30, 2011, the Company had accepted investors’ subscriptions for, and issued, 430,943 shares of the Company’s common stock in its public offering, including 14,299 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $4,166,440.

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

As of September 30, 2011, the Company’s portfolio included (1) a 75% indirect joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”) and (2) a 74.5% indirect joint venture interest in a real estate lien note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”).  The Company began operations on May 27, 2010 with the acquisition of its interest in the Residence Inn Property.

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

Substantially all of the Company’s business is conducted through the OP. The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC (“Moody Holdings”), each an affiliate of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units and Moody Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of its public offering to the OP as a capital contribution.

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. Upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company does not have a VIE interest as of September 30, 2011.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011.

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to the dealer manager in the public offering, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on May 18, 2010, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs, and accordingly no accrual was recorded.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of September 30, 2011, total offering costs were $2,901,732 and organization costs were $28,083.  Offering costs of $260,801 were incurred directly by the Company.  The Company has reimbursed Advisor for $28,083 in organization costs and $262,700 in offering costs and has $123,758 payable to Advisor for offering costs.  The remaining $2,254,473 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

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

The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.  The Company accrued $26,600 and $13,568 in current income taxes for the three months ended September 30, 2011and 2010, respectively, and $69,000 and $15,185 for the nine months ended September 30, 2011 and 2010, respectively.  The Company had a deferred tax liability of $36,000 and $43,000 as of September 30, 2011 and December 31, 2010, respectively.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of September 30, 2011.

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

Concentration of Credit Risk

As of September 30, 2011, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months and nine months ended September 30, 2011 and 2010.

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

Notes Receivable

The Company provides first-mortgage financing in the form of a note receivable. This loan is held for investment and is intended to be held to maturity and, accordingly, is recorded at cost and net of the allowance for losses when a loan is deemed to be impaired.  Premiums, discounts and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. The Company discontinues recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the nine months ended September 30, 2011.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $39,658 and $16,112 as of September 30, 2011 and December 31, 2010, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2011	$9,467
2012	37,660
2013	37,556
2014	37,556
2015	22,253
Thereafter	22,373
Total	$166,865

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock held by the Company’s directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Land	$1,102,500	$1,102,500
Buildings and improvements	5,901,500	5,901,500
Furniture, fixtures and equipment	514,525	477,623
Total cost	7,518,525	7,481,623
Accumulated depreciation	(411,579)	(176,937)
Investment in hotel properties, net	$7,106,946	$7,304,686

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

On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Perimeter Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners (collectively, the “Seller”) for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property (as described in Note 5), plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the Seller.  The Seller acquired the Residence Inn Property pursuant to an offering of tenant-in-common interests sponsored by one of the Company’s affiliates.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively. Acquisition costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $2,540,000 and $1,908,000 in revenues and $168,000 and $146,000 in operating income for the Residence Inn Property for the nine months ended September 30, 2011 and from the date of the acquisition to December 31, 2010, respectively.

4. Notes Receivable

Notes receivable consisted of the following at September 30, 2011 and December 31, 2010:

September 30,	December 31,
2011	2010
$12,701,586	$—

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below.  The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (the “Lender”), and is secured by a lien on the Hyatt Place Property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199 and all accrued interest and fees due and payable on the Hyatt Place Note had been paid by the Trust.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  The OP made an initial capital contribution to the Note Joint Venture in the amount of $1,080,000 and initially owned an approximate 73.5% membership interest in the Note Joint Venture. The OP’s initial capital contribution to the Note Joint Venture was funded with proceeds from the Company’s initial public offering. The Trust Members made an initial capital contribution of $181,000 to the Note Joint Venture and collectively initially owned an approximate 12.5% membership interest in the Note Joint Venture. As described in greater detail below, as of September 30, 2011, Moody National Mortgage owned an approximate 14% membership interest in the Note Joint Venture, which Moody National Mortgage received as consideration for providing a guaranty of the Note Joint Venture’s obligations under the Acquisition Note (see Note 5).  The OP has made additional capital contributions to the Note Joint Venture in the aggregate amount of approximately $89,000 and the OP’s percentage membership interest in the Note Joint Venture increased proportionately as a result of such additional capital contributions.  As of September 30, 2011, the OP’s membership interest in the Note Joint Venture was 74.5% and the Trust Members’ membership interest in the Note Joint Venture was 11.5%.

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

On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from the Lender for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP in the amount of $1,080,000, (2) a capital contribution to the Note Joint Venture from the Trust Members in the amount of $181,000, and (3) the proceeds of a loan from Lender evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the term of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note bears interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will bear interest at a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the Maximum Rate.  The Prime Rate at September 30, 2011 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The Trust’s obligations under the Hyatt Place Note are secured by, among other things, (1) a Deed of Trust, Security Agreement and Financing Statement by the Trust for the benefit of the Note Joint Venture (the “Deed of Trust”) with respect to the Hyatt Place Property and (2) an Assignment of Rents by the Trust for the benefit of the Note Joint Venture with respect to the Hyatt Place Property.

5. Debt

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess.  As of September 30, 2011, the Company’s debt-to net assets ratio exceeded 300%.  The Company’s independent directors have approved such excess debt due to the fact that the Company’s board of directors believes that the Company’s outstanding indebtedness is adequately secured and the Company is currently able to service its outstanding indebtedness under the terms of its financing agreements.  The Company continues to review its debt levels and will take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. As of December 31, 2010, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

Citi Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of Moody National RI Perimeter MT, Inc. (the “TRS”), a taxable REIT subsidiary that is 75% owned by the OP (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrower pursuant to a loan agreement (the “Property Loan Agreement”). The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon is due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrues at a per annum rate equal to 6.50%. The Borrower makes a monthly payment of interest only from the date of the Property Loan Agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Property Loan Agreement.  Principal payments of $0, $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2011, 2012, 2013, 2014 and 2015, respectively.  As of September 30, 2011, there was $5,000,000 outstanding on the Property Loan.

The Property Loan Agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The Property Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the Property Loan Agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the Property Loan Agreement, Citi may, at its option, declare that all amounts outstanding under the Property Loan Agreement are immediately due and payable in full.  The Company was in compliance with its covenants under the Property Loan Agreement as of September 30, 2011.

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

Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, Company JV Member and the Moody JV Member amended the Promissory Note to extend the maturity date of the Promissory Note for an additional year to May 27, 2012.  The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of September 30, 2011, there was $200,000 outstanding on the Promissory Note.

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

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note bears interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the Maximum Rate. Lender may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium.  Principal payments of $77,880, $315,594, $326,289, $336,353, $346,728 and $9,994,353 are due for the years 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.  As of September 30, 2011, there was $11,397,197 outstanding on the Acquisition Note.

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

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. The Company issued 15,000 shares of restricted stock on May 18, 2010 and 7,500 shares of restricted stock on August 24, 2011 pursuant to the Independent Directors Compensation Plan as described in Note 8.  As of September 30, 2011, the Company had issued 430,943 common shares in the Company’s public offering, including 14,299 shares issued pursuant to the DRIP. As of September 30, 2011, there were a total of 475,665 shares of the Company’s common stock issued and outstanding.

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

  The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to September 30, 2011:

Date Distribution Payable(1)	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841
October 2010	12,951	8,447	21,398
November 2010	13,474	8,921	22,395
December 2010	13,214	9,007	22,221
January 2011	14,199	9,404	23,603
February 2011	14,647	9,608	24,255
March 2011	13,552	8,734	22,286
April 2011	15,102	9,740	24,842
May 2011	15,152	9,334	24,486
June 2011	16,337	10,269	26,606
July 2011	16,386	10,212	26,598
August 2011	17,400	10,626	28,026
September 2011	18,605	10,636	29,241
Total	$221,407	$135,839	$357,246

(1)	Distributions are accrued in the prior month but paid on or about the 15th of the month indicated.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at September 30, 2011 was $1,137,297, which represented ownership interests in the Perimeter Joint Venture and Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income (loss) from consolidated joint venture attributable to these noncontrolling interests was $28,422 and $8,274 for the three months ended September 30, 2011 and 2010, respectively, and $45,491 and $(31,684) for the nine months ended September 30, 2011 and 2010, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s initial public offering. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s initial public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of September 30, 2011, the Company had paid Moody Securities $217,105 in selling commissions and $43,191 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the consolidated balance sheet.

Advisor will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2011 and December 31, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,669,000 and $2,328,000, respectively.  As of September 30, 2011, total offering costs were $2,901,732 and organization costs were $28,083.  Offering costs of $260,801 were incurred directly by the Company.  The Company has reimbursed Advisor for $28,083 in organization costs and $262,700 in offering costs and has $123,758 payable to Advisor for offering costs.  The remaining $2,254,473 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of September 30, 2011, the Company had paid no acquisition fees to Advisor, due to the fact that Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of September 30, 2011, the Company had paid no debt financing fees to Advisor, due to the fact that Advisor waived its debt financing fee in connection with the financing of both the Residence Inn Property and the Hyatt Place Note.

In the event that the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the three and nine months ended September 30, 2011, Moody Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months and nine months ended September 30, 2011, the Company incurred asset management fees payable to Advisor of $50,200 and $86,950, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold.  As of September 30, 2011, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2011, total operating expenses of the Company were $859,508, which included $200,277 in operating expenses incurred directly by the Company and $659,231 incurred by Advisor on behalf of the Company.   Of the $859,508 in total operating expenses incurred during the four fiscal quarters ended September 30, 2011, $762,348 exceeded the 2%/25% Limitation and is not an obligation of the Company.  Such excess amount may be reimbursed to Advisor by the Company in the future upon approval by the board of directors, including a majority of the independent directors.  Additionally, Advisor has incurred $1,735,576 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended September 30, 2011. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

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

As discussed in Note 4, as of September 30, 2011 the OP owns a 74.5% membership interest in the Note Joint Venture and Moody National Mortgage and the Trust Members own the remaining 25.5% membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of September 30, 2011, there were 1,977,500 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate.  On August 24, 2011, the date of the annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of September 30, 2011, a total of 22,500 shares of restricted stock had been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.  The weighted average grant date fair value was $10.00 per share based on observable market transactions occurring near the dates of the grants.  The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they were issued of $9,105 and $43,260 for the three months ended September 30, 2011 and 2010, respectively, and $52,302 and $63,543 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, all of which were granted on August 24, 2011.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2011 and year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2010	—	$—
Shares granted on May 18, 2010	15,000	10.00
Shares vested	(7,500)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2010	7,500	10.00
Shares granted on August 24, 2011	7,500	10.00
Shares vested	(7,500)	10.00
Shares forfeited	—	—
Balance of non-vested shares as of September 30, 2011	7,500	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2011, the Company escrows payments required for insurance, real estate taxes, capital improvements and debt service.

Management Fees

Under a management agreement with an unaffiliated third party existing at September 30, 2011 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of the TRS, pays a monthly property management fee equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the three and nine months ended September 30, 2011 and 2010.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

11. Income Taxes

The Company’s wholly-owned taxable REIT subsidiary, Moody National RI Perimeter MT, Inc. (the “TRS”), is subject to federal and state income taxes.

  No provision for income taxes has been made for the Company (other than for the TRS) for the three and nine months ended September 30, 2011 as it intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.  No provision for income taxes had been made with respect to the Company (other than for the TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

The composition of the Company’s deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010 are as follows:
	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	$74,000	$74,000
Hotel properties	44,000	44,000
Intangible assets	10,000	10,000
Total deferred tax assets	128,000	128,000
Deferred tax liability:
Hotel properties	36,000	43,000
Total deferred tax liability	36,000	43,000
Total net deferred tax assets	92,000	85,000
Valuation allowance	(128,000)	(128,000)
Net deferred tax liability	$(36,000)	$(43,000)

The Company has provided a valuation allowance for the deferred tax assets of the Company, as it is more likely than not that these assets will not be realized.  As of September 30, 2011, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may be carried forward until 2030.

The income tax expense (benefit) for the three months and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Current expense	$26,600	$13,568	$69,000	$15,185
Deferred benefit	1,100	-	(7,000)	-
Total expense, net	$27,700	$13,568	$62,000	$15,185

Federal	$23,600	$9,695	$51,900	$11,312
State	4,100	3,873	10,100	3,873
Total tax expense	$27,700	$13,568	$62,000	$15,185

The reconciliation of Federal statutory and effective income tax rates for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Statutory federal rate	39%	19%	32%	18%
State taxes	6%	6%	6%	6%
Total	45%	25%	38%	24%

12. Pro Forma Financial Information

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2010 is presented as if the Company acquired the Residence Inn Property on January 1, 2010.  No pro forma consolidated financial information is presented for 2011 as the Company has owned the Residence Inn Property throughout all of 2011. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2010, nor does it purport to represent the Company’s future operations:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenue	$804,996	$2,248,667
Net loss	$(5,561)	$(49,619)
Net loss attributable to common shareholders	$(13,452)	$(65,058)
Net loss per common share, basic and diluted	$(0.04)	$(0.42)

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. The Company’s initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering). As of November 11, 2011, the Company had accepted investors’ subscriptions for, and issued, 466,893 shares of the Company’s common stock in the Company’s public offering, including 15,399 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $4,514,940.

Distributions Declared

On September 30, 2011 the Company declared a distribution in the aggregate amount of $29,899, of which $19,452 was paid in cash on October 14, 2011 and $10,447 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On October 31, 2011, the Company declared a distribution in the aggregate amount of $33,242 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on November 15, 2011.

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. Our initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering); provided, however, under rules promulgated by the SEC, in some circumstances we could continue the primary offering until as late as October 15, 2012.   We are offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. From the commencement of our public offering on April 15, 2009 to September 30, 2011, we had accepted investors’ subscriptions for, and issued, 430,943 shares of our common stock in our public offering, including 14,299 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $4,166,440.

As of November 11, 2011, we had accepted investors’ subscriptions for, and issued, 466,893 shares of our common stock in our public offering, including 15,399 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $4,514,940.

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

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing in the taxable year ending December 31, 2011.  We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.  If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

As of September 30, 2011, our portfolio consisted of two investments: (1) a 75% indirect joint venture interest in a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property; and (2) a 74.5% indirect joint venture interest in a real estate lien note, or the Hyatt Place note, issued by Moody National HP Grapevine Trust, a Delaware statutory trust, or the trust, in favor of Patriot Bank, a Texas banking association, or Patriot Bank, secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel, or the Hyatt Place property.

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

The occupancy rate at the Residence Inn property was 81.9% for the nine months ended September 30, 2011 compared to 73.1% for the nine month period ended September 30, 2010.  The average room rate at the Residence Inn property was $87.64 and $89.01 for the nine months ended September 30, 2011 and the nine month period ended September 30, 2010, respectively.  Revenue per available room increased from $65.05 for the nine month period ended September 30, 2010 to $71.76 for the nine months ended September 30, 2011.

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

We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture, for an aggregate purchase price of $12,759,199, exclusive of closing costs. The note joint venture financed the payment of the purchase price for the Hyatt Place note with (1) a capital contribution to the note joint venture from our operating partnership in the amount of $1,080,000, (2) a capital contribution to the note joint venture from certain members of the trust, or trust members, in the amount of $181,000, and (3) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280, or the acquisition note.

Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture and the members of the trust initially collectively owned an approximately 12.5% membership interest in the note joint venture.  As of September 30, 2011, our operating partnership had made additional capital contributions to the note joint venture of $89,000, as a result of which our operating partnership’s membership interest in the note joint venture has increased to 74.5% and the trust members’ collective membership interest in the note joint venture has decreased to 11.5%.  As of September 30, 2011, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

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

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase between 2.7% and 2.9% in 2011; between 3.3% and 3.7% in 2012; and between 3.5% and 4.2% in 2013. GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2011. We also expect the multifamily sector to improve during 2011 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

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

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $27,107, which was from real estate operations of the Residence Inn property and net interest income from the Hyatt Place note.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $1,331,189, which was comprised of an increase in restricted cash of $75,981, acquisition of note receivable of $1,275,919, repayments of note receivable of $57,613, and additions to the Residence Inn property of $36,902.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $849,188, consisting primarily of offering proceeds of $1,087,935, which was used to fund $108,794 in offering costs.   We paid dividends of $141,380 for the nine month period ended September 30, 2011.

Cash and Cash Equivalents

As of September 30, 2011, we had cash on hand of $467,249.

Debt

As of September 30, 2011, our outstanding indebtedness totaled $16,597,197, which consisted of $5,000,000 outstanding on the Citicorp loan, $11,397,197 outstanding on the acquisition note, and $200,000 outstanding on the REIT JV promissory note, each described below.

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

As of September 30, 2011, there was $5,000,000 outstanding on the Citicorp Loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan accrues at a per annum rate equal to 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the Citicorp Loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower makes a monthly payment of interest only from the date of the Citicorp Loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Citicorp Loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the Citicorp Loan agreement.

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

Residence Inn Promissory Note. On May 27, 2010, in connection with the acquisition of the Residence Inn property, REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000, or the REIT JV promissory note. The entire principal amount of the REIT JV promissory note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, REIT JV Member and the Moody JV Member amended the REIT JV promissory note to extend the maturity date for an additional year to May 27, 2012.  The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

Acquisition Note.  In connection with the acquisition of the Hyatt Place note, on the closing date and effective as of the effective date, the note joint venture borrowed $11,483,280 from Patriot Bank pursuant to the acquisition note and the Commercial Loan Agreement, or the loan agreement, by and among Patriot Bank, the note joint venture, Moody National Mortgage, Moody National Management L.P., or Moody National Management, an affiliate of our sponsor, Moody National Realty Company, L.P., or Moody National Realty, an affiliate of our sponsor, and Brett C. Moody.

The entire unpaid principal balance of the acquisition note and all accrued and unpaid interest thereon will be due and payable in full on May 5, 2018, or the acquisition note maturity date. The acquisition note bears interest at a fixed rate of 3.00% per annum through August 21, 2012, or the first change date. For the period from the first change date through August 21, 2015, or the second change date, the mortgage note will bear interest at a fixed rate equal to (1) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S., or the prime rate, in effect as of the first change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law, or the maximum rate. For the period from the second change date through the maturity date, the acquisition note will bear interest at a fixed rate equal to (1) the prime rate in effect as of the second change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum rate.  The Prime Rate at September 30, 2011 was 3.25%.  All amounts of principal and interest due under the acquisition note that are more than ten days past due will bear interest at a rate equal to the applicable interest rate due under the acquisition note for such amounts plus 5.0%. The note joint venture may prepay the acquisition note, in whole or in part, at any time without penalty or premium.

The performance of the obligations of the note joint venture under the acquisition note is secured by a Collateral Assignment of Note and Liens by and between the note joint venture and Patriot Bank, or the collateral assignment, pursuant to which the note joint venture pledged and collaterally assigned to Patriot Bank, and granted Patriot Bank a security interest in, all of note joint venture’s right, title and interest in and to, among other items, (1) the Hyatt Place note and all indebtedness evidenced thereby, (2) the Deed of Trust, Security Agreement and Financing Statement by the trust for the benefit of Patriot Bank with respect to the Hyatt Place property, (3) all other loan documents relating to the Hyatt Place note, and (4) all right, title, interest and claims of the note joint venture as the owner of the Hyatt Place note, including any and all payments of any kind payable to the note joint venture by the trust by reason of the note joint venture’s ownership of the Hyatt Place note. Pursuant to the collateral assignment, upon any event of default under the loan agreement or the collateral assignment, all amounts due and payable by the trust under the Hyatt Place note will be due and payable to Patriot Bank.

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

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  As of September 30, 2011, our debt-to net assets ratio exceeded 300%.  Our independent directors have approved such excess debt due to the fact that our board of directors believes that our outstanding indebtedness is adequately secured and we are currently able to service our outstanding indebtedness under the terms of our financing agreements.  We continue to review our debt levels and will take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2011:
	Payments Due By Period
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations(1)	$16,597,197	$77,880	$919,742	$5,605,222	$9,994,353
Interest payments on outstanding debt obligations(2)	$3,302,292	$168,385	$1,330,381	$1,111,956	$691,570
Total	$19,899,489	$246,265	$2,250,123	$6,717,178	$10,685,923

(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2011.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of September 30, 2011, total offering costs were $2,901,732 and organization costs were $28,083.  Offering costs of $260,801 were incurred directly by us.  We have reimbursed our advisor for $28,083 in organization costs and $262,700 in offering costs and have $123,758 payable to our advisor for offering costs.  The remaining $2,254,473 in offering costs is not a liability of ours because such costs exceed the 15% limit described above.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the four fiscal quarters ended September 30, 2011, our total operating expenses were $859,508, which included $200,277 in operating expenses incurred directly by us and $659,231 incurred by our advisor on our behalf.    Of the $859,508 in total operating expenses incurred during the four fiscal quarters ended September 30, 2011, $762,348 exceeded the 2%/25% limitation and is not our obligation.  Such excess amount may be reimbursed to our advisor by us in the future upon approval by our board of directors.  Additionally, our advisor has incurred $1,735,576 in operating expenses on our behalf prior to the four fiscal quarters ended September 30, 2011. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2011 and 2010 are not indicative of those expected in future periods as we commenced operations on May 27, 2010 in connection with our acquisition of an indirect joint venture interest in the Residence Inn property. As of September 30, 2010, we owned an indirect joint venture interest in the Residence Inn property. As of September 30, 2011, we owned indirect joint venture interests in the Residence Inn property and the Hyatt Place note.  As a result, our results of operations for the three and nine months ended September 30, 2011 are not directly comparable to those for the three and nine months ended September 30, 2010.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010

The following table provides summary information about our results of operations for the three months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Room revenue	$873	$793	$80	10%
Other hotel revenue	15	12	3	25%
Interest income from note receivable	167	--	167	n/a
Hotel operating expenses	613	560	53	9%
Property taxes, insurance and other	45	48	(3)	(6)%
Depreciation	78	59	19	32%
Corporate general and administrative	59	47	12	26%
Interest expense amortization of deferred loan costs	181	91	90	99%
Income tax expense	28	14	14	100%
Net Income (Loss)	52	(14)	66	471%

Revenue

Total revenue increased from $804,995 for the three months ended September 30, 2010 to $1,055,847 for the three months ended September 30, 2011.  This increase was partly due to an increase in room revenues from $792,826 for the three months ended September 30, 2010 to $873,145 for the three months ended September 30, 2011. Other hotel revenue, which consists primarily of food sales at the Residence Inn property, increased from $12,169 for the three months ended September 30, 2010 to $15,267 for the three months ended September 30, 2011.  In addition, interest income from the real estate loan receivable related to the Hyatt Place note was $167,435 for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions.

Hotel Operating Expenses

Hotel operating expenses increased from $560,464 for the three months ended September 30, 2010 to $612,938 for the three months ended September 30, 2011. The increase in hotel operating expenses was primarily due to an increase in occupancy at the Residence Inn property during the three months ended September 30, 2011. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Other

Property taxes, insurance and other decreased from $48,241 for the three months ended September 30, 2010 to $45,290 for the three months ended September 30, 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense increased from $59,493 for the three months ended September 30, 2010 to $78,214 for the three months ended September 30, 2011. This increase was due to the fact that we made additions to the Residence Inn property since September 30, 2010.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $46,780 for the three months ended September 30, 2010 to $59,305 for the three months ended September 30, 2011. These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. This increase was primarily due to the fact that asset management fees increased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the acquisition of the Hyatt Place note.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase of the Hyatt Place note.  During the three months ended September 30, 2011 and 2010, we incurred interest expense of $180,730 and $90,557, respectively, related to this debt, including amortization of deferred loan costs of $9,343 and $7,077, respectively.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense increased from $13,568 for the three months ended September 30, 2010 to $27,700 for the three months ended September 30, 2011.

Net Income (Loss)

We had net income of $51,670 for the three months ended September 30, 2011 compared to a net loss of $14,108 for the three months ended September 30, 2010. Our net income for the three months ended September 30, 2011 is due primarily to the fact that we own an interest in two real estate investments, the Residence Inn property and the Hyatt Place note. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $28,422 and $8,274 and income (loss) attributable to a noncontrolling interest in common operating partnership units of $20 and $(11), net income (loss) attributable to us was $23,228 and $(22,371) for the three months ended September 30, 2011 and 2010, respectively.

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The following table provides summary information about our results of operations for the nine months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Room revenue	$2,497	$1,059	$1,438	136%
Other hotel revenue	43	18	25	139%
Interest income note receivable	217	-	217	n/a
Hotel operating expenses	1,751	749	1,002	134%
Property taxes, insurance and other	147	66	81	123%
Depreciation	235	95	140	147%
Property acquisition	-	155	(155)	n/a
Organization	-	28	(28)	n/a
Corporate general and administrative	139	100	39	39%
Interest expense and amortization of deferred loan costs	385	125	260	208%
Income tax expense	62	15	47	313%
Net Income (Loss)	38	(256)	294	115%

Revenue

Total revenue increased from $1,077,269 for the nine months ended September 30, 2010 to $2,757,000 for the nine months ended September 30, 2011.  This increase was primarily due to an increase in room revenues from $1,058,979 for the nine months ended September 30, 2010 to $2,497,159 for the nine months ended September 30, 2011. Other hotel revenue increased from $18,290 for the nine months ended September 30, 2010 to $43,173 for the nine months ended September 30, 2011. The increase in room revenue and other hotel revenue was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  In addition, interest income from real estate loan receivable related to the Hyatt Place note was $216,668 for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses increased from $749,111 for the nine months ended September 30, 2010 to $1,751,433 for the nine months ended September 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011 and an increase in hotel occupancy at the Residence Inn property during the nine months ended September 30, 2011. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased from $65,779 for nine months ended September 30, 2010 to $146,500 for the nine months ended September 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense increased from $94,975 for the nine months ended September 30, 2010 to $234,642 for the nine months ended September 30, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Property Acquisition Expenses

Property acquisition expenses decreased from $154,955 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011 due to the fact that we did not acquire a property during the nine months ended September 30, 2011.

Organization Expenses

Organization expenses decreased from $28,083 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $100,251 for the nine months ended September 30, 2010 to $139,252 for the nine months ended September 30, 2011. These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. This increase was primarily due to the fact that asset management fees increased for the nine months ended September 30, 2011 due to the acquisition of the Hyatt Place note and owning the Residence Inn property for the entire reporting period in 2011.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase.  During the nine months ended September 30, 2011 and 2010, we incurred interest expense of $385,354 and $124,897, respectively, related to this debt, including amortization of deferred loan costs of $23,546 and $9,344, respectively.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense increased from $15,185 for the nine months ended September 30, 2010 to $62,000 for the nine months ended September 30, 2011.  This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.

Net Income (Loss)

We had net income of $37,819 for the nine months ended September 30, 2011 compared to a net loss of $255,967 for the nine months ended September 30, 2010. Our net income for the nine months ended September 30, 2011 is due to the factors described above and the fact that we own two real estate investments.  Excluding income (loss) attributable to a noncontrolling interest in a consolidated joint venture of $(45,491) and $31,684 and income (loss) attributable to a noncontrolling interest in common operating partnership units of $33 and $(260), net loss attributable to us was $7,705 and $224,023 for the nine months ended September 30, 2011 and 2010, respectively.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $26,600 and $13,568 in current income taxes for the three months ended September 30, 2011 and 2010, respectively, and $69,000 and $15,185 for the nine months ended September 30, 2011 and 2010, respectively.  We had a deferred tax liability of $36,000 and $43,000 as of September 30, 2011 and December 31, 2010, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no material uncertain tax positions as of September 30, 2011.

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

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the three and nine months ended September 30, 2011 and 2010.

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

Notes Receivable

We provide first-mortgage financing in the form of a note receivable. This loan is held for investment and is intended to be held to maturity and, accordingly, is recorded at cost, net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan.  We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. We did not record a valuation allowance during the nine months ended September 30, 2011.

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

Inflation

As of September 30, 2011, our only investments consisted of our 75% indirect joint venture interest in the Residence Inn property and our 74.5% indirect joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from July 15, 2010 (the date we first paid distributions) to September 30, 2011:

	Distributions Paid(1)
Period	Cash	DRIP(3)	Total

Third Quarter 2010(2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014
First Quarter 2011	42,398	27,746	70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Total	$221,407	$135,839	$357,246

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010 (the date we first paid distributions) to September 30, 2011, we paid aggregate distributions of $357,246. Of the $357,246 in distributions we paid in the period from July 15, 2010 (the date we first paid distributions) to September 30, 2011, $221,407, or approximately 62%, was paid in cash, and $135,839, or approximately 38%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $141,380 in cash distributions in the nine months ended September 30, 2011 and had cash flow provided by operating activities of $27,107 during the same period.

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

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

 The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2011 and 2010 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Income (Loss)	$51,670	$(14,108)	$37,819	$(255,967)
Adjustments:
Depreciation of real estate assets	78,214	59,493	234,642	94,975
Adjustments for noncontrolling interests	(47,975)	(23,147)	(104,151)	7,941
Funds from Operations	81,909	22,238	168,310	(153,051)
Adjustments:
Stock/unit-based compensation	9,105	43,260	52,302	63,543
Amortization of deferred loan costs	9,343	7,077	23,546	9,344
Property acquisition expense	—	—	—	154,955
Organization expense	—	—	—	28,083
Adjustments for noncontrolling interests	(2,353)	(1,769)	(5,910)	(41,075)
Modified Funds from Operations	$98,004	$70,806	$238,248	$61,799

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. Our initial public offering will not last beyond April 15, 2012 (three years from the date of the commencement of the offering), unless extended.  As of November 11, 2010, we had accepted investors’ subscriptions for, and issued, 466,893 shares of our common stock in our public offering, including 15,399 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $4,514,940.

Distributions Declared

On September 30, 2011, we declared a distribution in the aggregate amount of $29,899, of which $19,452 was paid in cash on October 14, 2011 and $10,447 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On October 31, 2011, we declared a distribution in the aggregate amount of $33,242, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on November 15, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of September 30, 2011, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

The carrying value of our debt approximates fair value as of September 30, 2011, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, we did not repurchase any of our securities.

On August 24, 2011, the date of the annual meeting of our stockholders, each of our three independent directors was granted 2,500 shares of restricted common stock pursuant to our independent directors’ compensation plan upon their reelection to our board of directors, resulting in an issuance of an aggregate of 7,500 shares of restricted stock. The shares of restricted common stock were issued to our independent directors in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. The terms of our public offering required us to deposit all subscription proceeds in escrow pursuant to the terms of our escrow agreement with UMB Bank, N.A. until the earlier of the date we received subscriptions aggregating at least $2,000,000 or June 14, 2010. On May 18, 2010, we raised the minimum offering amount of $2,000,000 and all of the subscription proceeds held in escrow, plus interest, were released to us. Our initial public offering will terminate on April 15, 2012; provided, however, that under rules promulgated by the SEC, in certain circumstances we could continue our primary offering until as late as October 15, 2012.

As of September 30, 2011, we had accepted investors’ subscriptions for, and issued, 430,943 shares of our common stock in our public offering, including 14,299 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds, net of $260,296 in selling commissions and dealer manager fees and $386,963 in offering costs, of $3,519,181.

As of September 30, 2011, we have used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase an interest in real estate and $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase an interest in a promissory note.  As of September 30, 2011, we have paid $154,955 of acquisition fees and expenses. For more information regarding how we used our net offering proceeds through September 30, 2011, see our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

MOODY NATIONAL REIT I, INC.

Date: November 14, 2011	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Robert W. Engel
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