Form 10-K/A
period 2010-12-31
Moody National REIT I, Inc.
filed 2012-02-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2010 for Moody National REIT I, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “original Form 10-K”).

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012, Pannell Kerr Forster of Texas, P.C. (“PKF”) notified the Company that it could not be considered an independent auditor for the 2009, 2010 and 2011 fiscal years.  As a result, the Company has engaged Frazier & Deeter, LLC (“Frazier & Deeter”) as its independent registered public accounting firm to (1) audit the 2009 and 2010 consolidated financial statements of the Company and (2) review the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.  On February 14, 2012, Frazier & Deeter notified the Company that they had completed their audit of the financial statements as of and for the years ended December 31, 2010 and 2009.  Other than as noted below, the Company did not record any changes to the audited consolidated financial statements referred to above based on the audit performed by Frazier & Deeter.  The audit report of Frazier & Deeter is included in Item 15 of this Form 10-K/A.

The Company is filing this Form 10-K/A to republish the audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009, as audited by Frazier & Deeter.  Other than (1) the new audit report of Frazier & Deeter, (2) clarifications to the notes payable table under Item 7A. Quantitative and Qualitative Disclosure About Market Risk, (3) adding a line item for accrued dividends payable to the consolidated statements of cash flows, and (4) revisions to Note 11 to the consolidated financial statements (subsequent events), no items in the original Form 10-K are amended hereby. The information included in this Form 10-K/A has not been updated to reflect other events occurring after the original Form 10-K or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this Form 10-K/A contains currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The table below summarizes our notes payable as of December 31, 2010 based on their maturity dates:

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Fair Value(1)
Notes Payable
Fixed Rate	$200,000	$24,763	$53,096	$56,851	$4,865,290	$-	$5,200,000
Interest rate	1.25%	6.5%	6.5%	6.5%	6.5%	-%

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	47	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	56	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	46	Independent Director
Lawrence S. Jones	64	Independent Director
John P. Thompson	47	Independent Director

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

10.15
Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC (filed as Exhibit 10.9 to the June 30 10-Q and incorporated herein by reference)

10.16
Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.10 to the June 30 10-Q and incorporated herein by reference)

10.17
Limited Liability Company Agreement of Moody National RI Perimeter JV, LLC, dated as of May 27, 2010, by and among Moody National RI Perimeter JV, LLC, Moody National RI Perimeter TO, LLC and Moody National Perimeter REIT JV, LLC (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

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

MOODY NATIONAL REIT I, INC.

Date: February 14, 2012	By:	/s/ Brett C. Moody
	Name:	Brett C. Moody
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Brett C. Moody Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 14, 2012

/s/ Robert W. Engel Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 14, 2012

/s/ William H. Armstrong William H. Armstrong, III	Director	February 14, 2012

/s/ Lawrence S. Jones Lawrence S. Jones	Director	February 14, 2012

/s/ John P. Thompson John P. Thompson	Director	February 14, 2012

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

10.15
Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC (filed as Exhibit 10.9 to the June 30 10-Q and incorporated herein by reference)

10.16
Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.10 to the June 30 10-Q and incorporated herein by reference)

10.17
Limited Liability Company Agreement of Moody National RI Perimeter JV, LLC, dated as of May 27, 2010, by and among Moody National RI Perimeter JV, LLC, Moody National RI Perimeter TO, LLC and Moody National Perimeter REIT JV, LLC (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

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

/s/Frazier & Deeter, LLC
Frazier & Deeter, LLC
Atlanta, Georgia
February 14, 2012

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

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(286,682)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	176,937	—
Amortization of deferred loan costs	16,112	—
Stock-based compensation	106,803	—
Changes in operating assets and liabilities -
Accounts receivable	(87,441)	—
Prepaid expenses and other assets	(22,408)	—
Accounts payable and accrued expenses	91,166	—
Due to related parties	71,979	—
Deferred income taxes	43,000	—
Net cash provided by operating activities	109,466	—
Cash flows from investing activities
Increase in restricted cash	(9,796)
Additions to hotel properties	(2,481,623)	—
Net cash used in investing activities	(2,491,419)	—
Cash flows from financing activities
Proceeds from issuance of common stock	3,078,505	—
Offering costs	(152,008)	—
Dividends paid	(80,027)
Proceeds from note payable	200,000	—
Payments of deferred loan costs	(135,154)	—
Contributions from noncontrolling interest in joint venture	190,780	—
Sale of stock subscriptions	2,250,505	111,509
Return of investor proceeds	(110,009)	—
Escrowed investor proceeds	(2,140,496)	(111,509)
Net cash provided by financing activities	3,102,096	—

Net change in cash and cash equivalents	720,143	—
Cash and cash equivalents at beginning of period	202,000	202,000
Cash and cash equivalents at end of period	$922,143	$202,000
Supplemental Cash Flow Information
Interest paid	$174,236	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Restricted cash acquired	$755,951	$—
Accrued offering costs due to related party	$318,777	$—
Assumption of note payable in connection with acquisition	$5,000,000	$—
Issuance of common stock from dividend reinvestment plan	$47,276	$—
Accrued dividends payable	$23,603	$—

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

11. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009. As of February 9, 2012, the Company had accepted investors’ subscriptions for, and issued, 584,956 shares of the Company’s common stock in the Company’s public offering, including 18,357 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $5,665,990.

Distributions Declared

On December 31, 2010, the Company declared a distribution in the aggregate amount of $23,603, of which $14,199 was paid in cash on January 15, 2011 and $9,404 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

For the year ended December 31, 2011, the Company declared distributions in the aggregate amount of $326,985, of which $208,664 was paid in cash and $118,321 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.  Distributions paid during the year ended December 31, 2011 were generally paid on the 15th day of the month following the month the distributions accrued.

On January 31, 2012, the Company declared a distribution in the aggregate amount of $40,671, which is expected to be paid on February 15, 2012 .  The allocation between cash and additional shares of the Company’s common stock pursuant to the DRIP will not be determined until the date of payment.

Hyatt Place Note Acquisition

On June 3, 2011, and effective as of May 5, 2011, the Company acquired a joint venture interest in a Real Estate Lien Note (the “Note”) from Patriot Bank, a Texas banking association (the “Lender”).  The Company acquired the Note through a joint venture with Moody National Mortgage Corporation, an entity controlled by Brett C. Moody, the Company’s Chairman and Chief Financial Officer, and the members of Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”).  The Company acquired its joint venture interest in the Note with an initial capital contribution of $1,080,000 to MNHP Note Holder, LLC, a Delaware limited liability company (the “Joint Venture”).  As of February 14, 2012, the Company owned a 74.5% interest in the Joint Venture, the members of the Trust collectively owned an 11.4% interest in the Joint Venture and Moody National Mortgage owned a 14% interest in the Joint Venture.  A portion of the purchase price for the Note was funded with a loan evidenced by a promissory note to Lender in the aggregate principal amount of $11,483,280.

The Note was originally issued to the Lender by the Trust in the original principal amount of $13,000,000 and has a maturity date of February 1, 2018. The Note accrues interest at a fixed rate of 5.15% per annum through August 21, 2012 and at a variable rate through the maturity date. The Note is secured by a hotel property located at 2220 Grapevine Mills Circle West, Grapevine, Texas and is commonly known as the Hyatt Place Grapevine Hotel.

Issuance of Restricted Stock

On August 24, 2011, in connection with the reelection of the directors of the Company at the annual stockholders meeting, each of the Company’s three independent directors received 2,500 shares of restricted common stock pursuant to the Company’s independent directors compensation plan. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

Change in Accountants

As disclosed in the explanatory note to this Form 10-K/A, Pannell Kerr and Forster ("PKF") has notified the Company that it could not be considered an independent auditor for the 2009, 2010 and 2011 fiscal years.  On February 8, 2012, the Board of Directors (the “Board”) and Audit Committee (the “Audit Committee”) of the Company accepted the resignation of PKF from its engagement as the Company’s independent registered public accounting firm.

On February 8, 2012, the Company engaged Frazier & Deeter, LLC (“Frazier & Deeter”) as its independent registered public accounting firm.  The change in the Company’s independent registered public accounting firm was approved by the Audit Committee. The Company has engaged Frazier & Deeter to (1) serve as its independent registered public accounting firm for the 2011 fiscal year, (2) audit the 2009 and 2010 audited financial statements and (3) review the 2011 interim consolidated financial statements.

Potential Rescission Right

PKF has served as the Company’s independent accountants since November 8, 2010.  As disclosed above, PKF notified the Company that it could not be considered independent for the 2009, 2010 and 2011 fiscal years.  Accordingly, from March 31, 2011 to February 8, 2012 (the “Rescission Period”), the offer and sale of shares of the Company’s common stock in its continuous public offering may have failed to comply fully with Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), which may trigger a right of rescission under the Securities Act for investors that purchased shares of the Company’s common stock during the Rescission Period.  For investors who have already directed and caused the sale of shares of the Company’s common stock purchased during the Rescission Period, other remedies may be available.  Additional remedies may also be available to investors under state securities laws.

As of the date hereof, the Company has not determined whether or not it will register a rescission offer to such investors. If the Company conducts a rescission offer, it may or may not have the resources to fund the repurchase of the securities.

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