Form 10-Q/A
period 2011-03-31
Moody National REIT I, Inc.
filed 2012-02-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 on Form 10-Q/A amends the Form 10-Q for the quarter ended March 31, 2011 for Moody National REIT I, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “original Form 10-Q”).

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012, Pannell Kerr Forster of Texas, P.C. (“PKF”) notified the Company that it could not be considered an independent auditor for the 2009, 2010 and 2011 fiscal years.  As a result, the Company has engaged Frazier & Deeter, LLC (“Frazier & Deeter”) as its independent registered public accounting firm to (1) audit the 2009 and 2010 consolidated financial statements of the Company and (2) review the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.  On February 14, 2012, Frazier & Deeter notified the Company that they had completed their review of the interim consolidated financial statements for the three months ended March 31, 2011.  Other than as noted below, the Company did not record any changes to the interim consolidated financial statements referred to above based on the review performed by Frazier & Deeter.  The opinion of Frazier & Deeter is included as Exhibit 15.1 to this Form 10-Q/A.

The Company is filing this Form 10-Q/A to republish the unaudited consolidated financial statements for the three months ended March 31, 2011, as reviewed by Frazier & Deeter.  No items in the original Form 10-Q are amended hereby other than (1) adding a line item for accrued dividend payable to the condensed consolidated statements of cash flow and (2) correcting typographical errors. The information included in this Form 10-Q/A has not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this Form 10-Q/A contains currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2011
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2011	350,049	$3,500	—	—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	14,000	140	—	—	114,698	—	—	—	—	114,838
Issuance of common stock pursuant to dividend reinvestment plan	2,921	30	—	—	27,716	—	—	—	—	27,746
Stock/unit-based compensation expense	—	—	—	—	42,727	—	—	—	—	42,727
Net loss	—	—	—	—		(64,447)	—	(1)	$(915)	(65,363)
Dividends and distributions declared	—	—	—	—	—	(71,363)	—	(20)	—	(71,383)

Balance at March 31, 2011	366,970	$3,670	—	—	$3,143,440	$(549,507)	100	$892	$922,012	$3,520,507

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(65,363)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,214	—
Amortization of deferred loan costs	6,622	—
Stock-based compensation	42,727	—
Deferred income tax expense	(1,100)	—
Changes in operating assets and liabilities -
Accounts receivable	(45,959)	—
Prepaid expenses and other assets	(9,597)	—
Accounts payable and accrued expenses	32,757	—
Due to related parties	(47,479)	—
Net cash used in operating activities	(9,178)	—

Cash flows from investing activities
Decrease in restricted cash	38,191
Additions to hotel properties	(36,902)	—
Net cash provided by investing activities	1,289	—

Cash flows from financing activities
Proceeds from issuance of common stock	140,000	—
Offering costs	(14,000)	—
Dividends paid	(42,398)	—
Sale of stock subscriptions	—	20,000
Return of investor proceeds	—	(55,002)
Escrowed investor proceeds	—	35,002
Net cash provided by financing activities	83,602	—

Net change in cash and cash equivalents	75,713	—
Cash and cash equivalents at beginning of period	922,143	202,000
Cash and cash equivalents at end of period	$997,856	$202,000
Supplemental Cash Flow Information
Interest paid	$81,250	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$11,162	$—
Issuance of common stock from dividend reinvestment plan	$27,746	$—
Accrued dividend payable	$24,842	$—

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $3,100 and $0 in current income taxes for the three months ended March 31, 2011 and 2010, respectively, and had a deferred tax liability of $41,900 and $43,000 as of March 31, 2011 and December 31, 2010, respectively.

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

15.1	Report of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: February 14, 2012	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 14, 2012	By:	/s/ Robert W. Engel
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

15.1	Report of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document