Form 10-Q/A
period 2011-06-30
Moody National REIT I, Inc.
filed 2012-02-14
CIK 1424879

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

This Amendment No. 1 on Form 10-Q/A amends the Form 10-Q for the quarter ended June 30, 2011 for Moody National REIT I, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “original Form 10-Q”).

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012, Pannell Kerr Forster of Texas, P.C. (“PKF”) notified the Company that it could not be considered an independent auditor for the 2009, 2010 and 2011 fiscal years.  As a result, the Company has engaged Frazier & Deeter, LLC (“Frazier & Deeter”) as its independent registered public accounting firm to (1) audit the 2009 and 2010 consolidated financial statements of the Company and (2) review the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.  On February 14, 2012, Frazier & Deeter notified the Company that they had completed their reviews of the interim consolidated financial statements for the three and six months ended June 30, 2011.  Other than as noted below, the Company did not record any changes to the interim consolidated financial statements referred to above based on the review performed by Frazier & Deeter.  The opinion of Frazier & Deeter is included as Exhibit 15.1 to this Form 10-Q/A.

The Company is filing this Form 10-Q/A to republish the unaudited consolidated financial statements for the three and six months ended June 30, 2011, as reviewed by Frazier & Deeter.  No items in the original Form 10-Q are amended hereby other than (1) adding a line item for accrued dividend payable to the condensed consolidated statements of cash flow, (2) clarifying that the shares of restricted stock held by directors of the Company are excluded from the calculation of earnings per share for all periods except for the three months ended June 30, 2011 and that the impact of such restricted stock for the three months ended June 30, 2011 was not material (page 12) and (3) correcting typographical errors.  The information included in this Form 10-Q/A has not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this Form 10-Q/A contains currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

MOODY NATIONAL REIT I, INC.
FORM 10-Q
June 30, 2011

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investment in hotel properties, net	$7,185,160	$7,304,686
Cash	140,734	922,143
Restricted cash	773,296	765,747
Accounts receivable, net of allowance of $5,000 and $3,000, respectively	173,523	87,441
Note receivable	12,745,349	¾
Prepaid expenses and other assets	174,476	22,408
Deferred loan costs, net of accumulated amortization of $30,315 and $16,112, respectively	176,073	119,042

Total Assets	$21,368,611	$9,221,467

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$16,673,551	$5,200,000
Accounts payable and accrued expenses	301,979	91,166
Due to related parties	314,550	390,756
Dividends payable	26,598	23,603
Deferred income tax liability	34,900	43,000

Total Liabilities	17,351,578	5,748,525

Special Partnership Units¾ 100 Special Units of the Operating Partnership	1,000	1,000

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 407,158 and 350,049 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4,072	3,500
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	¾	¾
Additional paid-in capital	3,483,742	2,958,299
Accumulated deficit	(593,663)	(413,697)
Total stockholders’ equity	2,894,151	2,548,102
Noncontrolling interest- 100 common units of the Operating Partnership	886	913
Noncontrolling interest in consolidated joint ventures	1,120,996	922,927
Total Equity	4,016,033	3,471,942

TOTAL LIABILITIES AND EQUITY	$21,368,611	$9,221,467

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue
Room revenue	$861,509	$266,153	$1,624,014	$266,153
Other hotel revenue	16,514	6,121	27,906	6,121
Total hotel revenue	878,023	272,274	1,651,920	272,274
Interest income from note receivable	49,233	¾	49,233	¾
Total revenue	927,256	272,274	1,701,153	272,274

Expenses
Hotel operating expenses	580,320	188,647	1,138,495	188,647
Property taxes, insurance and other	49,912	17,538	101,210	17,538
Depreciation	78,214	35,482	156,428	35,482
Property acquisition	¾	154,955	¾	154,955
Organization	¾	28,083	¾	28,083
Corporate general and administrative	18,846	53,471	79,947	53,471
Total expenses	727,292	478,176	1,476,080	478,176

Operating Income (Loss)	199,964	(205,902)	225,073	(205,902)

Interest expense and amortization of deferred loan costs	116,152	34,340	204,624	34,340

Income (loss) before income taxes	83,812	(240,242)	20,449	(240,242)
Income tax expense (benefit)
Current	39,300	1,617	42,400	1,617
Deferred	(7,000)	¾	(8,100)	¾
Total Income Tax Expense	32,300	1,617	34,300	1,617
Net Income (Loss)	51,512	(241,859)	(13,851)	(241,859)
(Income) loss attributable to noncontrolling interest from consolidated joint ventures	(17,984)	39,958	(17,069)	39,958

(Income) loss attributable to noncontrolling interest in common operating partnership units	(14)	249	(13)	249
Net income (loss) attributable to common stockholders	$33,514	$(201,652)	$(30,933)	$(201,652)

Net income (loss) per common share, basic and diluted	$0.09	$(1.53)	$(0.08)	$(2.60)
Dividends declared per common share	$0.20	$0.075	$0.40	$0.075
Weighted average shares outstanding	389,191	132,108	373,393	77,469

See accompanying notes to condensed consolidated financial statements

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended June 30, 2011
(Unaudited)

	Common Stock		Preferred Stock					Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Ventures	Total Equity

Balance at January 1, 2011	350,049	$3,500	¾	$	¾	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	51,100	512	¾		¾	425,217	¾	¾	¾	¾	425,729
Issuance of common stock pursuant to dividend reinvestment plan	6,009	60	¾		¾	57,029	¾	¾	¾	¾	57,089
Stock/unit-based compensation expense	¾	¾	¾		¾	43,197	¾	¾	¾	¾	43,197
Net income (loss)	¾	¾	¾		¾	¾	(30,933)	¾	13	17,069	(13,851)
Dividends and distributions declared	¾	¾	¾		¾	¾	(149,033)	¾	(40)	¾	(149,073)
Contributions from noncontrolling interests	¾	¾	¾		¾	¾	¾	¾	¾	181,000	181,000

Balance at June 30, 2011	407,158	$4,072	¾	$	¾	$3,483,742	$(593,663)	100	$886	$1,120,996	$4,016,033

See accompanying notes to condensed consolidated financial statements.

Index

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011		2010

Cash flows from operating activities
Net loss		$(13,851)		$(241,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		156,428		35,482
Amortization of deferred loan costs		14,203		2,267
Stock-based compensation		43,197		20,283
Deferred income tax expense		(8,100)		¾
Changes in operating assets and liabilities -
Accounts receivable		(86,082)		(115,678)
Prepaid expenses and other assets		(152,068)		(123,583)
Accounts payable and accrued expenses		210,813		184,073
Due to related parties		(110,377)		77,134
Net cash provided by (used in) operating activities		54,163		(161,881)
Cash flows from investing activities
Increase in restricted cash		(7,549)		(10,607)
Acquisition of note receivable		(1,275,919)		¾
Repayments of note receivable		13,850		¾
Additions to hotel properties		(36,902)		(2,350,000)
Net cash used in investing activities		(1,306,520)		(2,360,607)
Cash flows from financing activities
Proceeds from issuance of common stock		511,000		2,303,005
Offering costs		(51,100)		(74,458)
Dividends paid		(88,989)		¾
Proceeds of note payable		¾		200,000
Repayments of notes payable		(9,729)		(21,366)
Payments of deferred financing costs		(71,234)		(135,154)
Contributions from noncontrolling interest in joint ventures		181,000		190,781
Sale of stock subscriptions		¾		2,250,505
Return of investor proceeds		¾		(110,009)
Escrowed investor proceeds		¾		(2,140,496)
Net cash provided by financing activities		470,948		2,462,808

Net change in cash and cash equivalents		(781,409)		(59,680)
Cash and cash equivalents at beginning of period		922,143		202,000
Cash and cash equivalents at end of period		$140,734		$142,320
Supplemental Cash Flow Information
Interest paid		$181,530		$9,504
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Restricted cash contributed by noncontrolling interest holder	$	¾		$755,951
Accrued offering costs due to related party		$34,171		$272,910
Assumption of note payable in connection with acquisition	$	¾		$5,000,000
Note payable to finance acquisition of note receivable		$11,483,280	$	¾
Note payable to finance insurance premium	$	¾		$93,750
Issuance of common stock from dividend reinvestment plan		$57,089	$	¾
Accrued dividend payable		$26,598		$19,758

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

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted

Index
Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

stock held by the Company’s directors are excluded from the calculation of earnings per share for all periods except for the three months ended June 30, 2011, because the effect would be anti-dilutive.  The impact of restricted stock on dilutive shares for the three months ended June 30, 2011 was not material.

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

4. Notes Receivable

Notes receivable consisted of the following at June 30, 2011 and December 31, 2010:

June 30,	December 31,
2011	2010
$12,745,349	$ ¾

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Income (Loss)	$51,512	$(241,859)	$(13,851)	$(241,859)
Adjustments:
Depreciation of real estate assets	78,214	35,482	156,428	35,482
Adjustments for noncontrolling interests	(37,538)	31,088	(56,176)	31,088
Funds from Operations	92,188	(175,289)	86,401	(175,289)
Adjustments:
Stock/unit-based compensation	470	20,283	43,197	20,283
Amortization of deferred loan costs	7,581	2,267	14,203	2,267
Property acquisition expense	¾	154,955	¾	154,955
Organization expense	¾	28,083	¾	28,083
Adjustments for noncontrolling interests	(1,901)	(39,306)	(3,557)	(39,306)
Modified Funds from Operations	$98,338	$(9,007)	$140,244	$(9,007)

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