Form 10-Q/A
period 2011-09-30
Moody National REIT I, Inc.
filed 2012-02-14
CIK 1424879

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

This Amendment No. 1 on Form 10-Q/A amends the Form 10-Q for the quarter ended September 30, 2011 for Moody National REIT I, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “original Form 10-Q”).

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012, Pannell Kerr Forster of Texas, P.C. (“PKF”) notified the Company that it could not be considered an independent auditor for the 2009, 2010 and 2011 fiscal years.  As a result, the Company has engaged Frazier & Deeter, LLC (“Frazier & Deeter”) as its independent registered public accounting firm to (1) audit the 2009 and 2010 consolidated financial statements of the Company and (2) review the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.  On February 14, 2012, Frazier & Deeter notified the Company that they had completed their review of the interim consolidated financial statements for the three and nine months ended September 30, 2011.  Other than as noted below, the Company did not record any changes to the interim consolidated financial statements referred to above based on the review performed by Frazier & Deeter.  The opinion of Frazier & Deeter is included as Exhibit 15.1 to this Form 10-Q/A.

The Company is filing this Form 10-Q/A to republish the unaudited consolidated financial statements for the three and nine months ended September 30, 2011, as reviewed by Frazier & Deeter.  No items in the original Form 10-Q are amended hereby other than (1) adding a line item for accrued dividend payable to the condensed consolidated statements of cash flow and (2) clarifying that the shares of restricted stock held by directors of the Company are excluded from the calculation of earnings per share for the three and nine months ended September 30, 2011 because the impact is immaterial (page 11). The information included in this Form 10-Q/A has not been updated to reflect other events occurring after the original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this Form 10-Q/A contains currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$37,819	$(255,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	234,642	94,975
Amortization of deferred loan costs	23,546	9,344
Stock-based compensation	52,302	63,543
Deferred income tax expense	(7,000)	—
Changes in operating assets and liabilities -
Accounts receivable	(36,923)	(88,562)
Prepaid expenses and other assets	(182,798)	(147,288)
Accounts payable and accrued expenses	206,742	222,960
Due to related parties	(301,223)	53,604
Net cash provided by (used in) operating activities	27,107	(47,391)
Cash flows from investing activities
Increase in restricted cash	(75,981)	(21,695)
Acquisition of note receivable	(1,275,919)	—
Repayments of note receivable	57,613	—
Additions to hotel properties	(36,902)	(2,350,000)
Net cash used in investing activities	(1,331,189)	(2,371,695)
Cash flows from financing activities
Proceeds from issuance of common stock	1,087,935	2,870,506
Offering costs	(108,794)	(131,208)
Dividends paid	(141,380)	(40,388)
Proceeds of note payable	—	200,000
Repayments of notes payable	(86,083)	—
Payments of deferred financing costs	(71,369)	(135,154)
Contributions from noncontrolling interest in joint ventures	181,000	190,781
Distributions to noncontrolling interest in joint ventures	(12,121)	—
Sale of stock subscriptions	—	2,250,505
Return of investor proceeds	—	(110,009)
Escrowed investor proceeds	—	(2,140,496)
Net cash provided by financing activities	849,188	2,954,537

Net change in cash and cash equivalents	(454,894)	535,451
Cash and cash equivalents at beginning of period	922,143	202,000
Cash and cash equivalents at end of period	$467,249	$737,451
Supplemental Cash Flow Information Interest paid	$379,193	$92,084
Supplemental Disclosure of Non-Cash Investing and Financing Activity Restricted cash contributed by noncontrolling interest holder	$—	$755,951
Accrued offering costs due to related party	$67,679	$304,420
Assumption of note payable in connection with acquisition	$—	$5,000,000
Note payable to finance acquisition of note receivable	$11,483,280	$—
Issuance of common stock from dividend reinvestment plan	$88,563	$20,901
Accrued dividend payable	$29,899	$21,398

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

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2010, non-vested shares of restricted stock held by the Company's directors are excluded from the calculation of earnings per share because the effect would be anti-dilutive. The impact of non-vested shares of restricted stock held by the Company’s directors are excluded from the calculation of earnings per share for the three and nine month periods ended September 30, 2011 because the difference is immaterial.

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