Form 10-K
period 2011-12-31
Moody National REIT I, Inc.
filed 2012-02-27
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 37,222 shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 27, 2012, there were 630,673 shares of the common stock of the registrant outstanding.

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

    The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering and our follow-on offering;
●	our ability to effectively deploy the proceeds raised in our public offerings;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	adverse developments affecting our sponsor and its affiliates;
●	a decrease in the level of participation in our distribution reinvestment plan;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
●	interest rates; and
●	changes to generally accepted accounting principles, or GAAP.

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

Overview

    Moody National REIT I, Inc. is a Maryland corporation formed on January 15, 2008, to invest in a diversified portfolio of real estate investments. We intend to qualify as a real estate investment trust, or REIT, commencing in the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.  References to “shares” and “our common stock” refer to the shares of our common stock.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

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

    On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. From the commencement of our public offering on April 15, 2009 to December 31, 2011, we had accepted investors’ subscriptions for, and issued, 531,655 shares of our common stock in our public offering, including 17,431 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $5,142,240. As of February 27, 2012, we had accepted investors’ subscriptions for, and issued, 585,951 shares of our common stock in our public offering, including 19,352 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $5,665,990

    On April 5, 2011, our board of directors approved an extension of our primary offering until the earlier of the sale of all of the shares of our common stock registered in our primary offering or April 15, 2012. On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock, which we refer to as our “follow-on offering.” Under rules promulgated by the SEC, we can continue our initial public offering until as late as October 15, 2012.

    On February 8, 2012, we were required to temporarily suspend our initial public offering due to the fact our previous auditors, Pannell Kerr Forster of Texas, P.C., or PKF, notified us that it could not be considered independent for the 2009, 2010 and 2011 fiscal years. We subsequently engaged Frazier & Deeter, LLC to audit our 2009 and 2010 consolidated financial statements and to review our 2011 interim consolidated financial statements.  Upon the SEC declaring effective our post-effective amendment to our registration statement for our initial public offering, which was filed with the SEC on February 17, 2012, we anticipate promptly recommencing our initial public offering.

    We intend to use substantially all of the net proceeds from our public offerings to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

     As of December 31, 2011, our portfolio consisted of two investments: (1) a 75% joint venture interest in a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property; and (2) a 74.5%  joint venture interest in a mortgage note, or the Hyatt Place note, issued by Moody National HP Grapevine Trust, a Delaware statutory trust, or the trust, in favor of Patriot Bank, a Texas banking association, or Patriot Bank, secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel, or the Hyatt Place property.  For more information on our real estate portfolio, see “—Investment Portfolio” below.

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

    Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

2011 Highlights:

During the year ended December 31, 2011, we:

●	raised $1,736,428 in our initial public offering;
●	acquired a 74.5% interest in the Hyatt Place note through a joint venture with an affiliate of our sponsor for an aggregate purchase price of approximately $12,759,199, plus closing costs; and
●	continued paying a distribution which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholder’s capital contributions;
●	pay regular cash distributions to stockholders; and
●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

 In identifying investments, we rely upon our “Moody Core Plus Plus” investment strategy. “Core” refers to a stable, Class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. “Core Plus” builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators. Our Core Plus strategy seeks to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying intrinsic value, we believe a core asset will create greater value at disposition. Core Plus Plus builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies.  We are not specifically limited in the number or size of our real estate securities and debt-related investments, or the percentage of the net proceeds from our public offerings that we may invest in a single real estate security or debt-related investment.  The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Investment Portfolio

As of December 31, 2011, our portfolio consisted of two investments: (1) a 75% joint venture interest in the Residence Inn property; and (2) a 74.5% joint venture interest in the Hyatt Place note.

  Residence Inn Property

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

    The purchase of the Residence Inn property by the joint venture was funded by capital contributions to the joint venture of $2,583,000 and $946,731 from the REIT JV Member and the Moody JV Member, respectively.  The REIT JV Member financed its capital contribution with cash on hand and a loan, evidenced by a promissory note, from Moody JV Member in the aggregate principal amount of $200,000.

    The Residence Inn property was developed in 1987 and has 128 rooms ranging from 500 square foot studios to 800 square foot bi-level, two bedroom penthouse suites. The Residence Inn property features a number of guest amenities, including a breakfast dining area, approximately 734 square feet of meeting space, an outdoor pool and whirlpool, an exercise room and a business center. The revenue per available room at the Residence Inn property for the year ended December 31, 2011 was $70.74. The average daily room rate at the Residence Inn property for the year ended December 31, 2011 was $87.78. The average occupancy rate for the Residence Inn property for the year ended December 31, 2011 was 80.6%.

    The Residence Inn property is located in the center of the Perimeter Center business district near Atlanta, Georgia, or the perimeter submarket. The perimeter submarket is the largest office market in the southeastern United States with over 22 million square feet of office space. The Residence Inn property is located near the offices of a number of major employers in the perimeter submarket, including Hewlett Packard, Cox Enterprises, Children’s Healthcare of Atlanta and St. Joseph’s Hospital. Top corporate accounts at the Residence Inn property include Pantech Wireless, United Parcel SVC, Fujitsu and Oracle, which occupied 15,733 room nights collectively in 2011. The perimeter submarket is also in close proximity to the Perimeter Mall, one of the largest malls in the Atlanta area, and is a short driving distance to major attractions in downtown Atlanta, such as the Georgia Aquarium and the Coca Cola Museum.

Hyatt Place Note

    On June 3, 2011, or the closing date, and effective as of May 5, 2011, or the effective date, we acquired a joint venture interest in the Hyatt Place note. As of the closing date, the Hyatt Place note had an outstanding principal balance of $12,759,199 and all accrued interest and fees due and payable on the Hyatt Place note had been paid by the trust as borrower. The entire unpaid principal balance of the Hyatt Place note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018. The Hyatt Place note bears interest at a fixed rate of 5.15% per annum and, after August 21, 2012, bears interest at a variable rate.  For more information on the terms of the Hyatt Place note, see Note 4 to our consolidated financial statements.

    We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture, for an aggregate purchase price of $12,759,199, exclusive of closing costs. The note joint venture financed the payment of the purchase price for the mortgage note with (1) the initial capital contribution to the note joint venture from our operating partnership in the amount of $1,080,000, (2) the initial capital contribution to the note joint venture from the trust members in the amount of $181,000, and (3) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280, or the acquisition note.  As of December 31, 2011, our operating partnership’s membership interest in the note joint venture was 74.5% and the trust members’ collective membership interest in the note joint venture was 11.5%.  As of December 31, 2011, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

    The Hyatt Place note is secured by the Hyatt Place property.  The Hyatt Place property contains 125 rooms, is comprised of 70,646 gross square feet and is located on a 2.49 acre parcel of land. The Hyatt Place property is located adjacent to the Grapevine Mills shopping mall and the Dallas/Fort Worth International Airport is approximately two miles south of the Hyatt Place property. The Hyatt Place property was constructed in 1995 and was renovated in 2007-2008 in connection with its conversion from an AmeriSuites to a Hyatt Place hotel.  Amenities at the Hyatt Place property include a main lobby area, a café serving continental breakfast and other meals, a lobby area bar and lounge, a commercial kitchen area, service and support areas, three meeting rooms, a business center, a fitness center, a commercial laundry area and a heated swimming pool. The Hyatt Place property includes paved surface parking for 128 vehicles, including 6 handicapped parking spaces.

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

    As of December 31, 2011, our outstanding indebtedness totaled $16,519,304, which consisted of $5,000,000 outstanding on a loan we assumed in connection with the acquisition of the Residence Inn property, $200,000 outstanding on the loan we obtained from Moody JV Member in connection with the acquisition of the Residence Inn property and $11,319,304 outstanding on the acquisition note.

    Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess.  As of December 31, 2011, our debt-to net asset ratio exceeded 300%.  Our independent directors have approved such excess debt due to the fact that our board of directors believes that our outstanding indebtedness is adequately secured and we are currently able to service our outstanding indebtedness under the terms of our financing agreements.  We continue to review our debt levels and will take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.

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

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide their respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate market remains competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds and real estate companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. In particular, the hotel industry is highly competitive.  The Residence Inn property is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Residence Inn property. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing public offering. Further, as a result of their greater resources, our competitors may have more flexibility than we do in their ability to offer rental concessions to attract tenants for commercial properties. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

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

We intend to elect to qualify as a REIT under the Internal Revenue Code for the year ended December 31, 2011.  In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing our 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012. We have discovered that we may not have made a timely election to treat a subsidiary of our operating partnership as a taxable REIT subsidiary, which could prevent us from qualifying as a REIT for 2011. We have requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and anticipate having such relief before we file our 2011 federal income tax return, in which case we would elect to be taxed as a REIT, commencing with our taxable year ending December 31, 2011.

 To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Residence Inn property and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or if necessary any available other financing sources to make distributions.

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

Available Information

    We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com/. Our filings are also available on the SEC’s website, http://www.sec.gov, free of charge. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Investment Risks

Since the commencement of our initial public offering in 2009, we have raised a relatively limited amount of offering proceeds, and have made a limited number of investments.

    Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives.  On April 15, 2009, we commenced our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. During the period from the commencement of our initial public offering on April 15, 2009 to December 31, 2011, we accepted investors’ subscriptions for, and issued, 531,655 shares of our common stock in our public offering, including 17,431 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $5,142,240. As of December 31, 2011, we had made only two investments. If we are unable to raise substantial proceeds in our public offering, we will not be able to meet our investment objectives which could have an adverse effect on our results of operations and ability to make distributions to our stockholders.

We have experienced losses in the past and may experience similar losses in the future.

    We incurred a net operating loss for the years ended December 31, 2009 and 2010. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, depreciation and amortization expenses substantially reduced our income. We cannot assure you that we will be profitable in the future or that we will realize growth in the value of our assets.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

    PKF, our previous auditor, notified us that it could not be considered independent for the 2009, 2010 and 2011 fiscal years. Consequently, from March 31, 2011 (the date PKF first provided a report on our financial statements) to February 8, 2012, the offer and sale of securities in our continuous initial public offering may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to those shares. An investor who acquired shares of our common stock during such period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  As of the date of this Annual Report, we have not determined whether or not we will register a rescission offer to such investors. If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

    There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be purchased by us each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to our stockholders on any date certain or at all. As a result, you must be prepared to hold your shares for an indefinite length of time.

We commenced operations on May 27, 2010 and therefore we have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

    We commenced operations on May 27, 2010 with the acquisition of our first investment, have a limited operating history and have made only two investments. As a result, we may not be able to successfully operate our business or achieve our investment objectives. An investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other affiliates of our advisor, which we refer to collectively as "Moody National affiliates," to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

We presently intend to effect a liquidity event within four to six years from the completion of our initial public offering; however, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock.

In the future, our board of directors will consider various forms of liquidity events, including, but not limited to, (1) the sale of all or substantially all of our real estate assets for cash or other consideration, (2) our sale or merger in a transaction that provides our stockholders with cash and/or securities of a publicly traded company and (3) the listing of our common stock on a national securities exchange. We presently intend to effect a liquidity event within four to six years from the termination of our initial public offering. However, there can be no assurance that we will cause a liquidity event to occur within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share redemption program.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares will be used to pay expenses and fees, the full offering price paid by our stockholders will not be invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a securities exchange is substantially in excess of the original purchase price of our assets.

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

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

    We rely on persons employed by our advisor to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of the advisor or to maintain a relationship with our sponsor. In addition, some of the employees of the advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

You are limited in your ability to sell your shares of common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

    Our share redemption program may provide you with a limited opportunity to have your shares of common stock redeemed by us at a price equal to or at a discount from the current offering price per share for the shares being redeemed. Following the primary offering, shares of common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value of the company and other factors our board of directors deems relevant. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above limitation does not apply to redemptions requested within two years after the death of a stockholder. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

    We began paying a distribution in July 2010 which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock. The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we can give no assurance as to when we will be able to pay distributions solely from funds from operations.  We may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital. We have not established a limit on the offering proceeds from our initial public offering or our follow-on offering that may be used to fund distributions. As such, to the extent that we use offering proceeds to fund distributions to our stockholders, we will have less funds available for investments and your overall return may be reduced. As of December 31, 2011, a portion of our distributions have been paid from offering proceeds.

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

    Moody OP Holdings I, LLC, as the holder of the special units of our operating partnership, may be entitled to receive 15% of specified distributions made upon dispositions of our operating partnership’s assets and a promissory note, cash or shares of our common stock of such amount upon the occurrence of specified events, including, among other events, a listing of our shares on an exchange or the termination or non-renewal of the advisory agreement. Payments to the holder of the special units upon dispositions of our operating partnership’s assets and redemptions of the special units may reduce cash available for distribution to our stockholders and the value of shares of our common stock upon consummation of a liquidity event.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

    On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. As a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time and the full extent of the impact of the Dodd-Frank Act on our operations is currently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

    Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Risks Related To Our Business

We, our sponsor and our advisor have limited experience in operating a public company or a REIT, and our failure to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow.

We and our advisor are each recently formed companies. Other than our company, neither our advisor nor our sponsor nor any of our advisor’s or sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have operated a public company or an entity that has elected, or intends to elect, to be taxed as a REIT, and we may not be able to operate such an entity successfully. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, we have invested in only two real estate assets, and we have not identified any probable investments. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

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

    Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and other affiliates of our sponsor. Our sponsor and its other affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and recent credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry, which we anticipate will continue through 2012. The recent economic downturn has resulted in overall transaction volume and size of sales and leasing activities to decline which has had an adverse impact on our sponsor and its affiliates, and could continue to put downward pressure on our sponsor’s revenues and operating results.

    The recent market downturn has adversely impacted, and could continue to adversely impact, certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P., an affiliate of our sponsor, is seeking approval to amend its master lease agreements for certain prior real estate programs to provide for either a deferral or a waiver of a portion of lease payments to program investors, each an “amendment” and collectively referred to as the “amendments,” and may continue to seek further amendments in the future depending upon the then-current economic conditions. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further, such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

    Moody National Management, L.P. has also commenced negotiations with lenders to restructure loan terms with respect to certain prior real estate programs in default under existing franchise or loan agreements and may continue to do so in the future. On some of the loans on these prior real estate programs, the lender is pursuing various alternatives simultaneously, including initiation of foreclosure proceedings and negotiations for loan modifications. On these loans, the lender and borrowers are actively working toward a loan modification. However, there is no assurance that final loan modifications will be achieved, and with respect to two prior real estate programs, it appears likely that the lender will consummate foreclosure proceedings. With respect to two tenant-in-common programs sponsored by Moody National Realty, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate of Moody National Realty owning an original equity investment in one property of approximately $10,000 and approximately $10,039 in the other property.  These affiliates have now received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated.  In addition, another affiliate of Moody National Realty and tenant-in-common owners in eight tenant-in-common programs collectively initiated legal proceedings against a lender.  Currently, five of these tenant-in-common programs have been restructured into a limited liability company owned by the former tenant-in-common owners and a lender affiliate, and the legal proceedings have been dismissed with respect to such programs.  The lender and borrowers on the remaining three programs continue to actively work on a restructuring of these transactions, while the lender is continuing to pursue its available remedies.

    In addition to the above, the 19 tenant-in-common owners of the Westchase Technology Center property, which originally acquired the property with a $4 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on an office building which secures the loan.  In another instance, the 28 tenant-in-common owners of a two-hotel project (consisting of the Springhill Suites Altamonte and the Holiday Inn Express Orlando) which originally acquired the project with a $10.21 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secure the loan.  Additionally, the 14 tenant-in-common owners of a two-hotel project (consisting of the TownePlace Suite Miami Airport and TownePlace Suites Miami Lakes) which originally acquired the project with a $5.9 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secure the loan.

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

    Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of December 31, 2011, we had raised $5,142,240 in proceeds in our initial public offering. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into real estate assets.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

    Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The terms and availability of credit is expected to remain limited during 2012. The negative impact of the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of real estate assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected.

The net proceeds from our initial public offering and follow-on offerings will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We do not intend to establish a general working capital reserve out of the proceeds from our public offerings. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

    Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our charter. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or obligation to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding shares of capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering or our follow-on offering.

    Investors in our initial public offering and our follow-on offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

●	a merger, tender offer or proxy contest;

●	the assumption of control by a holder of a large block of our securities; and

●	the removal of incumbent management.

We do not currently have a compensation committee, and presently do not intend to form such a committee.

    We do not have a compensation committee and have no plans to form one. Our board of directors may form a compensation committee in the future, which we expect will occur only when we hire our own employees. We currently do not have any employees nor do we have plans to hire any employees. The role of any compensation committee would be to make recommendations to our board of directors on the compensation of our employees and to administer the granting of awards pursuant to our Long-Term Incentive Plan and to set the terms and conditions of such awards. Until our board of directors deems it in our best interest to form a compensation committee, our board of directors will directly administer our Long-Term Incentive Plan and perform such other related duties. Should our board of directors decide in the future to form a compensation committee, such committee will be comprised of a majority of independent directors.

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

    In addition, Moody OP Holdings I, LLC, the holder of special units in our operating partnership, may be entitled to (1) certain cash payments upon the disposition of certain of our operating partnership’s assets or (2) a one-time payment in the form of cash, a promissory note or shares of our common stock in conjunction with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. This potential obligation to make substantial payments to the holder of the special units may reduce our cash available for distribution to stockholders and limit the amount that stockholders will receive upon the consummation of a liquidity event.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

    Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act. Currently, we own two real estate investments. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after this offering ends.

We expect that most of our assets will be held through wholly-owned or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

    To ensure that neither we, our operating partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

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

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages 46 privately offered real estate programs sponsored by affiliates of our sponsor, all of which have investment objectives generally similar to our initial public offering and our follow-on offering. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;
●	real estate acquisitions, which allow our advisor to earn acquisition fees upon purchases of assets and increase asset management fees;
●	real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to disposition fees upon sales; and
●	the purchase of real estate assets from other Moody National affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, property management fees and disposition fees.

    Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee or origination fee. Certain potential acquisition fees, origination fees and asset management fees payable to our advisor and property management and leasing fees payable to the property manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may incentivize our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Moody National affiliates could result in decisions that are not in the best interests of our stockholders, which could impair our ability to pay you distributions or result in a decline in the value of your investment.

Our advisor may have conflicting fiduciary obligations if we acquire real estate assets from its affiliates or in joint ventures with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

    Our advisor may cause us to invest in a property owned by, or make an equity or debt-related investment in, one of its affiliates or through a joint venture with its affiliates. For example, we own our interest in the Residence Inn property and our interest in the Hyatt Place note through joint ventures between wholly owned subsidiaries of our operating partnership and affiliated entities controlled by Brett C. Moody, our Chairman and Chief Executive Officer. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

The fees we pay to affiliates were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay, and will pay, to our advisor, our property manager, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and could be in excess of amounts that we would otherwise pay to third parties for such services.

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

Additionally, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

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

A continued market downturn or rise in interest rates could adversely impact occupancy, rental rates and our ability to collect rent from our tenants.

A continued market downturn may significantly affect occupancy, rental rates and our ability to collect rent from our tenants. For example, a continued market downturn or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also make it more difficult for us to dispose of these properties. Each of these events could have a material adverse impact on our cash flows, operating results and carrying value of investment property.

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

We are dependent on tenants for revenue and our inability to lease our properties or to collect rent from our tenants may adversely affect our results of operations and returns to our stockholders.

Certain of our properties may be occupied by a single tenant. As a result, the success of those properties will depend on the financial stability of a single tenant. Lease payment defaults by such tenants could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of revenue to pay any mortgage loan on the property. In the event of such a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

We may not have funding for future tenant improvements, which may adversely affect the value of our properties, our results of operations and returns to our stockholders.

    When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We do not anticipate establishing a general working capital reserve out of the proceeds from our initial public offering or our follow-on offering. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

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

Our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our current properties are, and any additional properties we acquire will be, subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. We will also generally be responsible for real property taxes related to any vacant space. Additionally, some states may impose an entity level tax directly on us. For example, we could be subject to an entity level tax under amendments to the margins tax in the state of Texas. Such an entity level tax could adversely affect our cash flow.

Uninsured losses or premiums for insurance coverage relating to property may adversely affect your returns.

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real estate assets and tenants and may not compete successfully.

We compete with numerous other persons or entities seeking to buy real estate assets or to attract tenants to properties we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire additional real estate assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Our ability to make distributions to our stockholders will depend upon the ability of hotel managers to operate our hotels effectively.

We currently own a 75% indirect joint venture interest in one hotel property, the Residence Inn property, and a 74.5% joint venture interest in the Hyatt Place note, and we expect to continue to invest a portion of the proceeds from our initial public offering and our follow-on offering in additional hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our third-party hotel manager for the Residence Inn property and for any other hotel properties we acquire will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of the Residence Inn property or any other hotel that we acquire an interest in. Thus, even if we believe that the Residence Inn property or any other hotel is being operated in an inefficient or sub-optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

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

As part of the effects of the recent market downturn, the hospitality industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the hospitality industry, the Residence Inn property and any other hotels that we acquire may experience declines in occupancy and average daily rates due to decline in travel. In addition, it is possible that these factors could have a material adverse effect on the value of the Residence Inn property and any other hotels that we acquire.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

The hospitality industry is generally characterized as being intensely competitive. Any hotel in which we invest will compete with existing and new hotels in their geographical markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. For example, the Residence Inn property faces competition from other comparable hotel properties located in and around the Residence Inn property’s Atlanta submarket, including the Comfort Suites Perimeter Center, the Hampton Inn Atlanta Perimeter Center and the Hyatt Place Atlanta Perimeter Center, each of which are hotel properties located within approximately one mile of the Residence Inn property. The principal competitive factors that will affect the hotel properties in which we invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

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

We may invest a portion of the proceeds from our initial public offering or our follow-on offering in multifamily properties. We expect that substantially all of our leases for such properties would be for a term of one year or less. Because these leases generally would permit the residents to leave at the end of the lease term without penalty, our rental revenues could be impacted by declines in market rents more quickly than for longer-term leases, which in turn could affect our ability to make distributions to our stockholders.

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

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the on-going consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Retailers at our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

The recent market downturn has led to decreased consumer spending, which may have an adverse affect on tenants of our retail properties.

The recent market downturn has led to decreased consumer spending. This may adversely affect our retail properties because our income from such investments will be derived from lease payments by tenants whose businesses depend on consumer spending. In addition, our ability to increase our revenues and operating income may depend on steady growth of demand for the products and services offered by the stores and companies located in the retail properties we own. A drop in demand for any reason could result in a reduction in tenant performance and consequently, adversely affect us.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. For example, we own our interest in the Residence Inn property and our interest in the Hyatt Place note through joint ventures between wholly owned subsidiaries of our operating partnership and affiliated entities controlled by Brett C. Moody, our Chairman and Chief Executive Officer.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Risks Associated with Real Estate Securities and Debt-Related Investments

Continued disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns for our stockholders.

As part of our investment strategy, we may acquire a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors on these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. This instability may interfere with the successful implementation of our business strategy.

The recent market downturn could negatively impact borrowers’ ability to pay principal and interest payments on mortgage loans we own.

The recent market downturn, in addition to other non-economic factors such as an excess supply of properties, has had a material negative impact on the values of commercial real estate. Due to declining real estate values, borrowers may be less able to pay principal and interest on our loans especially if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to sell loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

Our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

We are at risk of defaults by the borrowers on our mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

To the extent that we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of your investment would be subject to fluctuations in interest rates.

To the extent that we invest in fixed-rate, long-term mortgage loans and market interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates, which would lower the proceeds we would receive in the event we sell such assets. If market interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. To the extent we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, to the extent we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in market interest rates. Our mortgage loan investment, the Hyatt Place note, accrues interest at a fixed rate through August 2012, after which time interest will reset based on the U.S. prime rate.

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

Risks Associated With Debt Financing

We have  incurred, and plan to incur in the future, mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We have incurred, and plan to incur in the future, financing that is secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess.  As of December 31, 2011, our debt-to-net-asset ratio exceeded 300%. Our independent directors have approved such excess due to the fact that our board of directors believes that our outstanding indebtedness is adequately secured and that we are currently able to service our outstanding indebtedness under the terms of our financing arrangements.  In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

The capital and credit markets have recently experienced extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have, and expect in the future to continue to, finance our investments in part with debt. As a result of the recent turmoil in the credit markets, we may not be able to obtain debt financing on attractive terms or at all. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the debt market remains weak, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

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

    We intend to make an election to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2011. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

    In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing our 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012.  We have discovered that we may not have made a timely election to treat a subsidiary of our operating partnership as a taxable REIT subsidiary, or TRS, which could prevent us from qualifying as a REIT for 2011.  We have requested relief from any inadvertent failure to make a timely TRS election and hope to have such relief before we file our 2011 federal income tax return, in which case we would elect to be taxed as a REIT, commencing with our taxable year ending December 31, 2011.

    If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election. As of December 31, 2011, three years after we commenced our initial public offering, we had not yet elected to be taxed as a REIT.

    We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership should properly be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

    To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate income trust taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Our ownership of our TRSs will be subject to limitations and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

    Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s length rent. Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to the TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

    To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

    Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to TRS lessees, which are disregarded subsidiaries of corporations that are intended to qualify as TRSs, and to engage hotel managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the stock (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

    In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

    Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

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

Dividends payable by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.

Tax legislation enacted in 2003, as amended, generally reduces the maximum tax rate for dividends payable by corporations to individuals to 15% through 2012. Dividends payable by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65. If a mezzanine loan satisfies such safe harbor, it will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans that comply with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset tests and could challenge treatment of interest on such loan as qualifying income for purposes of the 75% gross income test, and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

Foreign investors may be subject to U.S. federal income taxes on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.
    A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

    In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Retirement Plan Risks

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) . Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

    If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

●	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

●	whether your investment is made in accordance with the documents and instruments governing your plan, IRA, or other arrangement, including the investment policy;

●	whether your investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

●	whether your investment will impair the liquidity of the plan, IRA, or other arrangement;

●	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

●	your need to value the assets of the plan annually.

    You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as "plan assets" for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with Moody National Advisor I, LLC and its affiliates could be considered "prohibited transactions," under ERISA or the Internal Revenue Code. If such transactions were considered "prohibited transactions," Moody National Advisors I, LLC and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, Moody National Advisors I, LLC and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with "parties-in-interest" or "disqualified persons" with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

    Failure to satisfy the fiduciary standards of conduct and other requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.  Furthermore, to the extent that the assets of a plan or arrangement not subject to the fiduciary provisions of ERISA (for example, governmental plans, non-electing church plans, and foreign plans) will be used to purchase our stock, such plans should consider the impact of applicable federal, state, local, or non-U.S. law on the decision to make such purchase.

ITEM 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

ITEM 2.	Properties

    As of December 31, 2011, we owned a 75% joint venture interest in the Residence Inn property. As of December 31, 2011, we had made total capital contributions of $2,583,000 to the joint venture for our 75% joint venture interest.  For more information on the Residence Inn property, see “Investment Portfolio−Residence Inn Property.”

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

ITEM 4.	Mine Safety Disclosure

    Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of February 27, 2012, we had approximately 630,673 shares of our common stock outstanding held by a total of approximately 145 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our initial public offering. Our charter does not require our board of directors to pursue a liquidity event at any particular time, or at all. However, we expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our initial public offering, we disclose in each annual report distributed to our stockholders an estimated per share value of our common stock, the method by which the estimated per share value was developed, and the date of the data used to develop the estimated per share value. In addition, our advisor will prepare annual statements of the estimated per share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor has estimated the per share value of our common stock to be $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (not taking into account purchase price discounts for certain categories of purchasers).

Although this estimated per share value represents the most recent price at which most investors are willing to purchase shares of our common stock in our primary offering, this reported per share value is likely to differ from the price at which a stockholder could resell his or her shares of our common stock because: (1) there is no public trading market for our shares at this time; (2) the estimated per share value does not reflect, and is not derived from, the fair market value of our interest in our assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated per share value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated per share value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Recent Sales of Unregistered Securities; Use of Offering Proceeds From Registered Securities

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. On May 18, 2010, we raised the minimum offering amount of $2,000,000 and all subscription proceeds held in an escrow account, plus interest, were released to us. On April 5, 2011, our board of directors approved an extension of our primary offering until the earlier of the sale of all of the shares of our common stock registered in our primary offering or April 15, 2012. On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock.  Under rules promulgated by the SEC, we can continue our initial public offering until as late as October 15, 2012.

As of December 31, 2011, we had accepted investors’ subscriptions for, and issued, 531,655 shares of our common stock in our public offering, including 17,431 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $5,142,240.

As of December 31, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$357,876	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	440,217	Actual
Total expenses	$798,093

From the commencement of our initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $4,344,147, excluding $165,598 from shares of our common stock issued pursuant to our distribution reinvestment plan.  For the year ended December 31, 2011, the ratio of the cost of raising capital was approximately 15%.

We intend to use substantially all of the net proceeds from our initial public offering to invest in a portfolio of real properties, real estate securities and debt-related investments.  As of December 31, 2011, we had used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase our interest in the Residence Inn property and $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase our interest in the Hyatt Place note.  As of December 31, 2011, we had paid $154,955 of acquisition expenses to third parties.

During the fiscal year ended December 31, 2011, we did not repurchase any of our securities under our share redemption program.  For a discussion of our share redemption program, see “—Share Redemption Program” below.

Under our independent directors compensation plan, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and each of our three independent directors was granted 5,000 shares of restricted stock pursuant to our independent directors’ compensation plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act resulting in an issuance of an aggregate of 15,000 shares of restricted stock.  On August 24, 2011, the date of the annual meeting of our stockholders, each of the our three independent directors received an additional grant of 2,500 shares upon their reelection to our board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate.  For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

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

Unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability, we may not redeem shares unless the redeeming stockholder has held the shares for one year. Redemption requests made within two years of death or “qualifying disability” of a stockholder will be redeemed at a price equal to the then-current public offering price. Our board of directors, in its sole discretion, will make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder. Generally, our board of directors will consider a stockholder to have a qualifying disability if it is (1) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (2) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the stockholder’s employees. We must receive written notice within 180 days after such stockholder’s qualifying disability.

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

Distribution Information

On May 20, 2010, our board of directors authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of an indirect interest in the Residence Inn property.  The distribution (1) accrues daily to our stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) by fiscal quarter from July 15, 2010 (the date we first paid distributions) through December 31, 2011:

	Distributions Paid(1)
Period	Cash	DRIP(3)	Total

Third Quarter 2010 (2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014
First Quarter 2011	42,398	27,746	70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Fourth Quarter 2011	67,284	29,758	97,042
Total	$288,691	$165,597	$454,288

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010 (the date we first paid distributions) to December 31, 2011, we paid aggregate distributions of $454,288. Of the $454,288 in distributions we have paid in the period from July 15, 2010 to December 31, 2011, $288,691, or approximately 64%, was paid in cash, and $165,597, or approximately 36%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $80,027 in cash distributions for the third and fourth quarter of 2010 and $208,664 for the year ended December 31, 2011 and had net cash provided by operating activities of $271,347 and $54,942 for the same periods, respectively.

The tax composition of our distributions declared for the year ended December 31, 2011 was as follows:

Ordinary Income	0.0%
Return of Capital	100.0%
Total	100.0%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2011, 2010, 2009 and 2008 and for the years ended December 31, 2011, 2010, 2009 and the period from January 15, 2008 (date of inception) through December 31, 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2011	2010	2009	2008
BALANCE SHEET DATA:
Total assets	$21,940,218	$9,221,467	$313,509	$202,000
Total liabilities	$16,801,869	$5,748,525	$111,509	$—
Total equity	$5,137,349	$3,471,942	$201,000	$201,000

				Period from January
STATEMENT OF OPERATIONS DATA:				15, 2008 (date of
				inception) through
	Year Ended December 31,			December 31, 2008
	2011	2010	2009
Total revenue	$3,744,197	$1,908,477	$—	$—
Total expenses	$3,717,737	$2,195,159	$—	$—
Net income (loss)	$26,460	$(286,682)	$—	$—

STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities	$54,942	$109,466	$—	$—
Net cash used in investing activities	$1,374,545	$2,491,419	$—	$—
Net cash provided by financing activities	$1,464,350	$3,102,096	$—	$202,000

OTHER DATA:
Distributions declared	$341,147	$150,906	$—	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report.  Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on January 15, 2008, to invest in a diversified portfolio of real estate investments. We will seek to acquire primarily hotel properties and, to a lesser extent, multifamily, office, retail and industrial properties as well as real estate securities and debt-related investments. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities.

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

On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. As of December 31, 2011, we had accepted investors’ subscriptions for, and issued, 531,655 shares of our common stock in our public offering, including 17,431 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $5,142,240.

On April 5, 2011, our board of directors approved an extension of our primary offering until the earlier of the sale of all of the shares of our common stock registered in our primary offering or April 15, 2012. On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock.   Under rules promulgated by the SEC, we can continue our initial public offering until as late as October 15, 2012.

On February 8, 2012, we were required to temporarily suspend our initial public offering due to the fact our previous auditors, Pannell Kerr Forster of Texas, P.C., or PKF, notified us that it could not be considered independent for the 2009, 2010 and 2011 fiscal years. We subsequently engaged Fraizier & Deeter, LLC to audit our 2009 and 2010 consolidated financial statements and to review our 2011 interim consolidated financial statements.  Upon the SEC declaring effective our post-effective amendment to our registration statement for our initial public offering, which was filed with the SEC on February 17, 2012, we anticipate promptly recommencing our initial public offering.

We intend to use substantially all of the net proceeds from our public offerings to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

As of December 31, 2011, our portfolio consisted of two investments: (1) a 75% joint venture interest in the Residence Inn property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia; and (2) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel.

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

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.  In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing our 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012. We have discovered that we may not have made a timely election to treat a subsidiary of our operating partnership as a taxable REIT subsidiary, which could prevent us from qualifying as a REIT for 2011. We have requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and anticipate having such relief before we file our 2011 federal income tax return, in which case we would elect to be taxed as a REIT, commencing with our taxable year ending December 31, 2011.

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

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase between 3.3% and 3.7% in 2012; and between 3.5% and 4.2% in 2013.  GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2012. However, we expect the multifamily sector to improve during 2012 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of the Residence Inn property on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our public offerings, including those offered for sale through our distribution reinvestment plan, and through the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $54,942, which was primarily from real estate operations and net interest income.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $1,374,545, which was comprised of an increase in restricted cash of $165,490, acquisition of note receivable of $1,275,919, repayments of note receivable of $103,766, and additions to the Residence Inn property of $36,902.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $1,464,350, consisting primarily of offering proceeds of $2,063,735, which was used to fund $206,374 in offering costs.  We paid dividends of $208,664 and made repayments of notes payable of $163,976 for the year ended December 31, 2011.

Cash and Cash Equivalents

As of December 31, 2011, we had cash on hand of $1,066,890.

Debt

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  As of December 31, 2011, our debt-to net asset ratio exceeded 300%.  Our independent directors have approved such excess debt due to the fact that our board of directors believes that our outstanding indebtedness is adequately secured and we are currently able to service our outstanding indebtedness under the terms of our financing agreements.  We continue to review our debt levels and will take action to reduce any such excess as soon as practicable. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.

As of December 31, 2011, our outstanding indebtedness totaled $16,519,304, which consisted of $5,000,000 outstanding on a loan from Citicorp, $11,319,304 outstanding on the acquisition note, and $200,000 outstanding on the REIT JV promissory note, each described below.

Citicorp Loan. In connection with the acquisition of the Residence Inn property on May 27, 2010, two of our indirect subsidiaries, Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC which we refer to collectively as the “borrower,” entered into a modification on the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement, or the Citicorp loan agreement. The Citicorp loan is evidenced by a promissory note issued by the borrower and payable to the order of Citi. The borrower used the proceeds of the Citicorp loan solely to repay the remaining outstanding indebtedness on a loan secured by a security interest in the Residence Inn property made by Citigroup Global Markets Realty Corp. to, among others, Moody National RI Perimeter S, LLC and Moody National RI Perimeter H, LLC, each of which are affiliates of our sponsor.

As of December 31, 2011, there was $5,000,000 outstanding on the Citicorp loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan accrues at a per annum rate equal to 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the Citicorp loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower makes a monthly payment of interest only from the date of the Citicorp loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Citicorp loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty (30) days prior written notice to Citi, prepay the Citicorp loan in full, provided that any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the Citicorp loan agreement.

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

Acquisition Note.  In connection with the acquisition of the Hyatt Place note, on the closing date and effective as of the effective date, MNHP Note Holder, LLC, the note joint venture, borrowed $11,483,280 from Patriot Bank pursuant to the acquisition note and the Commercial Loan Agreement, or the loan agreement, by and among Patriot Bank, the note joint venture, Moody National Mortgage, Moody National Management L.P., or Moody National Management, an affiliate of our sponsor, Moody National Realty Company, L.P., or Moody National Realty, an affiliate of our sponsor, and Brett C. Moody.

The entire unpaid principal balance of the acquisition note and all accrued and unpaid interest thereon will be due and payable in full on May 5, 2018, or the acquisition note maturity date. The acquisition note bears interest at a fixed rate of 3.00% per annum through August 21, 2012, or the first change date. For the period from the first change date through August 21, 2015, or the second change date, the mortgage note will bear interest at a fixed rate equal to (1) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S., or the prime rate, in effect as of the first change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law, or the maximum rate. For the period from the second change date through the maturity date, the acquisition note will bear interest at a fixed rate equal to (1) the prime rate in effect as of the second change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum rate.  The Prime Rate at December 31, 2011 was 3.25%.  All amounts of principal and interest due under the acquisition note that are more than ten days past due will bear interest at a rate equal to the applicable interest rate due under the acquisition note for such amounts plus 5.0%. The note joint venture may prepay the acquisition note, in whole or in part, at any time without penalty or premium.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2011:
	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations(1)	$16,519,304	$540,357	$772,590	$5,568,593	$9,637,764
Interest payments on outstanding debt obligations(2)	3,133,905	673,937	1,299,212	769,062	391,694
Total	$19,653,209	$1,214,294	$2,071,802	$6,337,655	$10,029,458

 (1)  Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2011.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of December 31, 2011, total offering costs were $3,142,853 and organization costs were $28,083.  Offering costs of $358,381 were incurred directly by us.  We have reimbursed our advisor for $28,083 in organization costs and $411,458 in offering costs and have $28,254 payable to our advisor for offering costs.  The remaining $2,344,760 in offering costs is not a liability of ours because such costs exceed the 15% limit described above.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the four fiscal quarters ended December 31, 2011, our total operating expenses were $797,907, which included $211,388 in operating expenses incurred directly by us and $586,519 incurred by our advisor on our behalf.    Of the $797,907 in total operating expenses incurred during the four fiscal quarters ended December 31, 2011, $530,745 exceeded the 2%/25% limitation and is not our obligation.  Such excess amount may be reimbursed to our advisor by us in the future upon approval by our board of directors.  Additionally, our advisor has incurred $1,904,064 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2011. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours.

Results of Operations

Our results of operations for the years ended December 31, 2011 and 2010 are not indicative of those expected in future periods as we commenced operations on May 27, 2010 in connection with our acquisition of an indirect joint venture interest in the Residence Inn property. As of December 31, 2010, we owned a joint venture interest in the Residence Inn property. As of December 31, 2011, we owned joint venture interests in the Residence Inn property and the Hyatt Place note.  As a result, our results of operations for the year ended December 31, 2011 are not directly comparable to those for the year ended December 31, 2010.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010

The following table provides summary information about our results of operations for the year ended December 31, 2011 and 2010 (dollar amounts in thousands):

	Year ended December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Room revenue	$3,303	$1,878	$1,425	76%
Other hotel revenue	57	30	27	90%
Interest income from note receivable	383	-	383	n/a
Hotel operating expenses	2,301	1,295	1,006	78%
Property taxes, insurance and other	172	114	58	51%
Depreciation	313	177	136	77%
Property acquisition	-	155	(155)	n/a
Organization	-	28	(28)	n/a
Corporate general and administrative	267	162	105	65%
Interest expense and amortization of deferred loan costs	566	215	351	163%
Income tax expense	99	49	50	102%
Net Income (Loss)	26	(287)	313	n/a

Revenue

Total revenue increased from $1,908,477 for the year ended December 31, 2010 to $3,744,197 for the year ended December 31, 2011.  This increase was primarily due to an increase in room revenues from $1,878,216 for the year ended December 31, 2010 to $3,303,462 for the year ended December 31, 2011. Other hotel revenue increased from $30,261, to $57,322 for the same periods. The increase in room revenue and other hotel revenue was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  Revenue per available room at the Residence Inn property increased from $65.91 for the year ended December 31, 2010 to $70.74 for the year ended December 31, 2011.  The average room rate at the Residence Inn property was $87.37 for 2010 compared to $87.78 for 2011.  Occupancy at the Residence Inn property increased from 75.4% in 2010 to 80.6% in 2011. In addition, interest income from real estate loan receivable related to the Hyatt Place note was $383,413 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses increased from $1,294,738 for the year ended December 31, 2010 to $2,300,755 for the year ended December 31, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011 and there was an increase in hotel occupancy at the Residence Inn property from 2010 to 2011. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased from $114,240 for year ended December 31, 2010 to $171,876 for the year ended December 31, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense increased from $176,937 for the year ended December 31, 2010 to $312,856 for the year ended December 31, 2011. This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Property Acquisition Expenses

Property acquisition expenses decreased from $154,955 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011 due to the fact that we did not acquire a property during 2011.

Organization Expenses

Organization expenses decreased from $28,083 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $161,886 for the year ended December 31, 2010 to $267,388 for the year ended December 31, 2011. These general and administrative expenses consisted primarily of restricted stock compensation, professional fees and asset management fees. This increase was primarily due to the fact that asset management fees increased for the year ended December 31, 2011.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase.  During the year ended December 31, 2011 and 2010, we incurred interest expense of $565,562 and $215,320, respectively, related to this debt, including amortization of deferred loan costs of $33,013 and $16,112, respectively.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense increased from $49,000 for the year ended December 31, 2010 to $99,300 for the year ended December 31, 2011.  This increase was due to the fact that we owned the Residence Inn property for the entire reporting period in 2011.

Net Income (Loss)

We had net income of $26,460 for the year ended December 31, 2011 compared to a net loss of $286,682 for the year ended December 31, 2010. Our increase in net income for the year ended December 31, 2011 is due to the factors described above and the fact that we own two real estate related investments at December 31, 2011 compared to one investment at December 31, 2010.  Excluding income (loss) attributable to noncontrolling interest in consolidated joint real estate related ventures of $75,362 and $(23,804) and income (loss) attributable to noncontrolling interest in common operating partnership units of $51 and $(39), net loss attributable to us was $48,953 and $262,839 for the years ended December 31, 2011 and 2010, respectively.

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain. For a further discussion of our critical accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011.  Prior to qualifying to be taxed as a REIT, we are subject to normal federal and state corporation income taxes.  In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing our 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012. We have discovered that we may not have made a timely election to treat a subsidiary of our operating partnership as a taxable REIT subsidiary, which could prevent us from qualifying as a REIT for 2011. We have requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and anticipate having such relief before we file our 2011 federal income tax return, in which case we would elect to be taxed as a REIT, commencing with our taxable year ending December 31, 2011.

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

We lease the hotels we acquire to wholly-owned subsidiaries that we intend to be taxed as taxable REIT subsidiaries and therefor be subject to federal, state and local income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $105,600 and $6,000 in current income taxes for the years ended December 31, 2011 and 2010, respectively.  We had a net deferred tax liability of $36,700 and $43,000 as of December 31, 2011 and 2010, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no material uncertain tax positions as of December 31, 2011.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not expected to be material.  We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary.  We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2008, 2009, 2010 and 2011 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the years ended December 31, 2011 and 2010.

In evaluating our investments for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of our hotel property, or properties we may own in the future, which could then result in an impairment which could result in a material change to our financial statements.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. We did not record a valuation allowance during the year ended December 31, 2011.

Loss per Share

Loss per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock are excluded from the calculation of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of December 31, 2011, our only investments consisted of our 75% joint venture interest in the Residence Inn property and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

Distributions

On May 20, 2010, we authorized and declared a cash distribution to our stockholders, or the distribution, contingent upon the closing of our acquisition of our interest in the Residence Inn property. The distribution (1) accrues daily to our stockholders of record on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from July 15, 2010 (the date we first paid distributions) to December 31, 2011:

	Distributions Paid (1)
Period	Cash	DRIP (3)	Total

Third Quarter 2010 (2)	$40,388	$20,901	$61,289
Fourth Quarter 2010	39,639	26,375	66,014
First Quarter 2011	42,398	27,746	70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Fourth Quarter 2011	67,284	29,758	97,042
Total	$288,691	$165,597	$454,288

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Distributions accrued for the period from May 27, 2010 through June 30, 2010 were paid on July 15, 2010, the date we first paid a distribution.
(3)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the period from July 15, 2010  to December 31, 2011, we paid aggregate distributions of $454,288. Of the $454,288 in distributions we paid in the period from July 15, 2010  to December 31, 2011, $288,691, or approximately 64%, was paid in cash, and $165,597, or approximately 36%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock. We paid $80,027 in cash distributions for the third and fourth quarter of 2010 and $208,664 for the year ended December 31, 2011 and had net cash provided by operating activities of $271,347 and $54,942 for the same periods, respectively.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. As a result, in addition to FFO, we also calculate modified funds from operations, or MFFO, a non-GAAP supplemental financial performance measure that our management uses in evaluating our operating performance.  Similar to FFO, MFFO excludes items such as depreciation and amortization.  However, MFFO excludes non-cash and non-operating items included in FFO, such as amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives. Our calculation of MFFO will exclude these items, as well as the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items, when applicable. Our calculation of MFFO will also include, when applicable, items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we consider in the evaluation of the operating performance of our real estate investments.

We believe that MFFO reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs and development activities, as well as general and administrative expenses and interest costs, which is not immediately apparent from net income (loss). As such, we believe MFFO, in addition to net income (loss) as defined by GAAP, is a meaningful supplemental performance measure which is used by our management to evaluate our operating performance and determine our operating, financing and dividend policies.

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

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.  Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and given the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

 The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2011 and 2010 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2011	2010
Net Income (Loss)	$26,460	$(286,682)
Adjustments:
Depreciation of real estate assets	312,856	176,937
Adjustments for noncontrolling interests	(153,576)	(20,430)
Funds from Operations	185,740	(130,175)
Adjustments:
Stock/unit-based compensation	74,346	106,803
Amortization of deferred loan costs	33,013	16,112
Property acquisition expense	—	154,955
Organization expense	—	28,083
Adjustments for noncontrolling interests	(8,295)	(42,767)
Modified Funds from Operations	$284,804	$133,011

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of the Residence Inn property and the Hyatt Place note.  See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

    We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009.  As of February 27, 2012, we had accepted investors’ subscriptions for, and issued, 585,951 shares of our common stock in our public offering, including 19,352 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $5,665,990.

Distributions Declared

    On December 31, 2011, we declared a distribution in the aggregate amount of $37,765, of which $28,973 was paid in cash on January 15, 2012 and $8,792 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On January 31, 2012, we declared a distribution in the aggregate amount of $42,058, of which $32,601 was paid in cash on February 15, 2012 and $9,457 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock.

Change in Accountants; Suspension of Public Offering

As disclosed in the Current Report on Form 8-K filed with the SEC on February 14, 2012, PKF notified us that it could not be considered an independent auditor for the 2009, 2010 and 2011 fiscal years.  On February 8, 2012, our board of directors and audit committee accepted the resignation of PKF from its engagement as our independent registered public accounting firm.

On February 8, 2012, our audit committee engaged Frazier & Deeter as our independent registered public accounting firm.   We engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2011 fiscal year, (2) audit the 2009 and 2010 audited financial statements and (3) review the 2011 interim consolidated financial statements.

On February 8, 2012, we suspended our initial public offering due to the fact that PKF could not be considered independent for the 2009, 2010 and 2011 fiscal years.  Upon the SEC declaring effective the post-effective amendment to our registration statement on Form S-11 relating to our initial public offering, which was filed with the SEC on February 17, 2012, we anticipate promptly recommencing its initial public offering.

Potential Rescission Right

PKF had served as our independent accountants since November 8, 2010.  As disclosed above, PKF notified us that it could not be considered independent for the 2009, 2010 and 2011 fiscal years.  Accordingly, from March 31, 2011 (the date PKF first provided a report on our financial statements) to February 8, 2012, or the rescission period, the offer and sale of shares of our common stock in our continuous public offering may have failed to comply fully with Section 5 of the Securities Act, which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during the rescission period.  For investors who have already directed and caused the sale of shares of our common stock purchased during the rescission period, other remedies may be available.  Additional remedies may also be available to investors under state securities laws.

During the rescission period, we issued approximately 219,000 shares of our common stock, including shares issued under our distribution reinvestment plan. As of February 27, 2012, we have not been notified by any investors attempting to exercise the rights that may be available to them during the rescission period and therefore, we have determined that likelihood of a material loss due to the sale and issuance of such shares during the rescission period is not probable.

Registration of Follow-On Offering

On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock.   Under rules promulgated by the SEC. we can continue our initial public offering until as late as October 15, 2012.

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

As of December 31, 2011, we had borrowed funds at fixed rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The table below summarizes our notes payable as of December 31, 2011 based on their maturity dates:

	Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Fair Value(1)
Liabilities
Notes Payable
Fixed Rate	$224,763	$53,096	$56,851	$4,865,290	-	-	$5,200,000
Adjustable Rate	$315,594	$326,290	$336,353	$346,728	$356,575	$9,637,764	$11,319,304
Interest rate(2)	2.51%	3.49%	3.51%	6.27%	3.00%	3.00%	-

(1)
The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011.

(2)
The acquisition note bears interest at a fixed rate of 3.00% per annum through August  21, 2012.  Following August 21, 2012, the acquisition note will reset based on the interest rate published in The Wall Street Journal as the “Prime Rate” for the U.S.

The weighted-average interest rate of our fixed rate debt was 4.04% at December 31, 2011. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2011. At December 31, 2011, the fair value of our fixed rate debt was $16,519,304 and the carrying value of our fixed rate debt was $16,519,304.

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  We did not hold any derivative contracts in the years ended December 31, 2011 and 2010.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On February 7, 2012, PKF notified us that it could not be considered an independent auditor for the 2011 fiscal year because PKF prepared the tax returns of Brett C. Moody.  On February 8, 2012, our board of directors and audit committee accepted the resignation of PKF from its engagement as our registered public accounting firm. On February 10, 2012, PKF also notified us that it could not be considered an independent auditor for the 2009 and 2010 fiscal years because PKF had provided tax advice to other affiliates of Mr. Moody. As a result, our board of directors determined that our audited consolidated financial statements for the years ended December 31, 2009 and 2010 included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2011 and the interim unaudited consolidated financial statements for the three months ended March 31, 2011 as filed with the SEC on Form 10-Q on May 16, 2011, the three and six months ended June 30, 2011 as filed with the SEC on Form 10-Q on August 15, 2011 and the three and nine months ended September 30, 2011 as filed with the SEC on Form 10-Q on November 14, 2011 could not be relied upon.

On February 8, 2012, our audit committee engaged Frazier & Deeter as our independent registered public accounting firm.  We engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2011 fiscal year, (2) audit the 2009 and 2010 audited financial statements and (3) review the interim consolidated financial statements for 2011.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.  In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	48	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	57	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	47	Independent Director
Lawrence S. Jones	65	Independent Director
John P. Thompson	48	Independent Director

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

William H. Armstrong III has served as one of our independent directors since September 2008, the month in which our Company was formed. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company that acquires, develops, manages and sells residential and commercial real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992 and has served as Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong received his B.A. in Economics from the University of Colorado in Boulder, Colorado.

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

Code of Conduct and Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

ITEM 11.	Executive Compensation

Compensation of our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. As a result, we do not nor has our board of directors considered a compensation policy for our executive officers.  As a result, we have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2011.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	—	$—
William H. Armstrong, III	56,000	25,000	—	81,000
Lawrence S. Jones	68,000	25,000	—	93,000
John P. Thompson	56,000	25,000	—	81,000
Total	$180,000	$75,000	—	$255,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)
As described below under “Independent Directors Compensation Plan,” each of Messrs. Armstrong, Jones and Thompson received a grant of 2,500 shares upon their reelection to the our board of directors on August 24, 2011, the date of the annual meeting of our stockholders. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board of directors will receive 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2011, 22,500 shares of restricted common stock have been granted to our independent directors.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,977,500
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,977,500

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of February 27, 2011, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody (3)	25,388	4.0%
Robert W. Engel	-	-
Richard Pratt and Georgia Pratt	62,046	9.8%
Edward Carter and Waudell Carter	30,000	4.8%
William H. Armstrong, III	8,227	1.3%
Lawrence S. Jones	8,227	1.3%
John P. Thompson	8,227	1.3%
All Directors and Executive Officers as a group	50,069	7.9%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
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

(3)	Includes 25,202 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Ownership Interests

On February 19, 2008, our sponsor purchased 22,222 shares of our common stock at $9.00 per share for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. On April 25, 2008, Moody National LPOP I, LLC, or Moody LPOP, made an initial capital contribution of $1,000 to our operating partnership in exchange for 100 common units and our affiliate, Moody OP Holdings I, LLC, or Moody Holdings, contributed $1,000 to our operating partnership in exchange for 100 special units.

As of December 31, 2011, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership. Moody Holdings owned 100% of the special units issued by our operating partnership.  We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings is not entitled to receive any other distributions.

We have not paid any distributions to Moody Holdings pursuant to its subordinated participation interest.

Residence Inn Property

On May 27, 2010, we acquired our joint venture interest in the Residence Inn property through the purchase by the joint venture of the property interests in the Residence Inn property held by twenty-seven tenant-in-common owners, collectively, the seller.  The seller acquired the Residence Inn property pursuant to an offering of tenant-in-common interests sponsored by one of our affiliates and the joint venture agreed to purchase the property in connection with the restructuring of the existing financing secured by the property. We own a 75% interest in the joint venture through the REIT JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, our Chairman of the Board and Chief Executive Officer, owns a 25% membership interest in the joint venture.

Our indirect subsidiary, REIT JV Member, serves as the manager of the joint venture.  Under the terms of the joint venture agreement, REIT JV Member is entitled to receive 100% of cash from operations until it has received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital, or the preferred return.  Once REIT JV Member has received the preferred return, Moody JV Member is entitled to receive 100% of cash from operations until it has received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member receives distributions in accordance with their respective percentage interests.  Distributions constituting a return of capital are paid in the same priority.

REIT JV Member manages the day-to-day operations of the joint venture subject to customary minority rights of Moody JV Member.  Additionally, so long as Brett C. Moody has any outstanding guaranty of any indebtedness of the joint venture, (1) the REIT JV Member will in good faith consult with Mr. Moody and consider any proposals or recommendations of Mr. Moody regarding any possible refinancing of the Residence Inn property or any sale of the Residence Inn property and (2) any sale of the Residence Inn property shall require the consent of Mr. Moody, which consent shall not be unreasonably withheld.

In connection with the acquisition of the Residence Inn property, we formed a subsidiary which we intend to be taxed as a taxable REIT subsidiary, or TRS, in which we own 75% of the outstanding equity interest and Brett C. Moody owns 25% of the outstanding equity interest.  Upon the closing of the acquisition of the Residence Inn property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS which we refer to as the “master tenant,” entered into an operating lease agreement pursuant to which the TRS leases the Residence Inn property to the master tenant.  Marriott, LLC, or Marriott, is the manager of the Residence Inn property pursuant to a Management Agreement between Marriott and the master tenant.

On May 27, 2010, in connection with the acquisition of the Residence Inn property, the REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000. The entire principal amount of the promissory note and all accrued and unpaid interest thereon is due and payable in full on May 27, 2011. On June 9, 2011, the REIT JV Member and the Moody JV Member entered into an amendment to the promissory note, effective as of June 3, 2011, that extended the maturity date of the promissory note for an additional year to May 27, 2012. The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

Hyatt Place Note

On June 3, 2011, or the closing date, and effective as of May 5, 2011, or the effective date, we acquired a joint venture interest in the Hyatt Place note. We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, the note joint venture.  Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture, Moody National Mortgage Corporation, or Moody National Mortgage, owned a 14% membership interest in the joint venture and the other joint venture members initially collectively owned an approximately 12.5% membership interest in the note joint venture.  As of December 31, 2011, our operating partnership had made additional capital contributions to the note joint venture, as a result of which our operating partnership’s membership interest in the note joint venture has increased to 74.5% and the other joint venture members collective membership interest in the note joint venture (other than Moody National Mortgage) has decreased to 11.5%.  Moody National Mortgage, an affiliate of our sponsor, received its 14% membership interest as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

Pursuant to the terms of the note joint venture agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the note joint venture and our operating partnership and the other joint venture members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the note joint venture in proportion to their respective membership interests in the joint venture. The note joint venture agreement provides that cash proceeds from a sale, exchange, refinancing or other disposition of the Hyatt Place note will be distributed as follows: (1) first, to each member of the joint venture in proportion to their respective unreturned capital contributions to the joint venture until each member’s unreturned capital contributions have been reduced to zero; (2) second, to Moody National Mortgage until Moody National Mortgage has been distributed an amount equal to approximately 14% of all distributions made to all members of the joint venture (inclusive of all prior distributions); and (3) thereafter, approximately 14% to Moody National Mortgage and approximately 86%  to our operating partnership and the other joint venture members in proportion to their respective membership interests in the joint venture.  In addition, so long as Moody National Mortgage or Moody National Management, L.P., an affiliate of our sponsor, or Moody National Management, has any outstanding guaranty of any indebtedness of the note joint venture, (1) our operating partnership will in good faith consult with Moody National Mortgage and consider any proposals or recommendations of Moody National Mortgage regarding any possible refinancing of indebtedness on the Hyatt Place note or any sale of the Hyatt Place note and (2) any sale of the Hyatt Place note will require the consent of Moody National Mortgage, which consent will not be unreasonably withheld. Pursuant to the joint venture agreement, no member of the joint venture may transfer all or part of its membership interest in the joint venture without the prior written consent of our operating partnership.

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

●
We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee.  As of December 31, 2011, we had not paid our advisor any acquisition fees due to the fact that our advisor waived its acquisition fee in connection with the acquisition of the Residence Inn property and the Hyatt Place note.

●
We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. As of December 31, 2011, we had not paid our advisor any origination fees.

●
We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. For the year ended of December 31, 2011, we incurred and paid $137,041 in asset management fees payable to our advisor.

●
We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. As of December 31, 2011, we had not paid our advisor any debt financing fees due to the fact that our advisor waived its debt financing fee in connection with the financing of the Residence Inn property and the Hyatt Place note.

●
If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. As of December 31, 2011, we had not paid our advisor any disposition fees.

●
Where we engage Moody National Management, L.P. as our property manager, we expect to pay Moody National Management, L.P. a market-based property management fee in connection with the operation and management of properties. As of December 31, 2011, we had not engaged Moody National Management, L.P. to manage any properties.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●
Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of December 31, 2011, total offering costs were $3,142,853 and total organization costs were $28,083.  Offering costs of $358,381 were incurred directly by us.  We have reimbursed our advisor for $28,083 in organization costs and $411,458 in offering costs and have $28,254 payable to our advisor for offering costs at December 31, 2011.  The remaining $2,344,760 in offering costs is not a liability of ours because such costs exceed the 15% limit described above.

●
We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the four fiscal quarters ended December 31, 2011, our total operating expenses were $797,907, which included $211,388 in operating expenses incurred directly by us and $586,519 incurred by our advisor on our behalf.    Of the $797,907 in total operating expenses incurred during the four fiscal quarters ended December 31, 2011, $530,745 exceeded the 2%/25% limitation and is not our obligation.  Such excess amount may be reimbursed to our advisor by us in the future upon approval by our board of directors.  Additionally, our advisor has incurred $1,904,064 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2011. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours. For the year ended December 31, 2011 and 2010, our total operating expenses as a percentage of average invested assets and net income were 2% and 3%, respectively .

●
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. As of December 31, 2011, we had not reimbursed our advisor for any acquisition expenses.

Our advisory agreement has a one-year term expiring April 15, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offering of common stock is Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA.  As the dealer manager for our offering, Moody Securities is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our offering. Our dealer manager agreement with Moody Securities provides for the following compensation:

●
We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our primary offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to our distribution reinvestment plan.  As of December 31, 2011, we had paid our dealer manager $294,879 in selling commissions.

●
We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our primary offering, a portion of which may be reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to our distribution reinvestment plan. As of December 31, 2011, we had paid our dealer manager $62,997 in dealer manager fees.

●
We reimburse the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in the offering, including shares sold pursuant to our distribution reinvestment plan. These due diligence expenses will not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our initial public offering, and we have the right to require detailed and itemized invoices for any such expenses. We will also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2011, our dealer manager had incurred no such expenses.

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

Compensation Involving Our Advisor and its Affiliates

Our independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation will be based on the factors set forth below as well as any other factors deemed relevant by the independent directors:

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

Independent Registered Public Accounting Firm

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm, and provided certain tax and other services to us, from January 15, 2008, the date of our formation, to November 2010. On November 4, 2010, we and Deloitte mutually agreed to the cessation of Deloitte’s engagement as our independent registered public accounting firm upon the completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010.  During 2011, Deloitte provided tax and certain review services to us.  The decision to change our independent registered public accounting firm was approved by the audit committee of our board of directors. On November 8, 2010, the audit committee of our board of directors approved the engagement of Pannell Kerr Forster of Texas, P.C., or PKF, as our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011. As discussed in Item 9 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), PKF resigned as our auditor on February 8, 2012 and our audit committee appointed Frazier & Deeter as our new independent auditor.

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

All services rendered to us by Deloitte and PKF for the years ended December 31, 2011 and 2010 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Deloitte

The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us by Deloitte for professional accounting services for the years ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Audit fees	$41,115	$171,445
Audit related fees	—	174,163
Tax fees	20,250	4,000
All other fees	—	—
Total	$61,365	$349,608

PKF

The audit committee reviewed the audit and non-audit services performed by PKF, as well as the fees charged by PKF for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of PKF. The aggregate fees billed to us by PKF for professional accounting services for the years ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Audit fees	$82,634	$—
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$82,634	$—

For purposes of the preceding tables, Deloitte’s and PKF’s professional fees are classified as follows:

●
Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by PKF in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

10.7
Agreement of Purchase and Sale and Escrow Agreement, dated as of April 30, 2010, by and among Moody National RI Perimeter Holding, LLC, First American Title Insurance Company of New York, Ramsey Title Agency and the Sellers a party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 30 10-Q”) and incorporated herein by reference)

10.8
Loan Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Citicorp North America, Inc. and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.2 to the June 30 10-Q and incorporated herein by reference)

10.9
Promissory Note, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.3 to the June 30 10-Q and incorporated herein by reference)

10.10
Deed to Secure Debt and Security Agreement, dated as May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.4 to the June 30 10-Q and incorporated herein by reference)

10.11
Recourse Guaranty, dated as of May 27, 2010, by and among Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.5 to the June 30 10-Q and incorporated herein by reference)

10.12
Environmental Indemnity Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.6 to the June 30 10-Q and incorporated herein by reference)

10.13
Clearing Account Agreement, dated as of May 27, 2010, by and among Wells Fargo Bank, N.A., Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Residence Inn by Marriott, LLC and Citicorp North America, Inc. (filed as Exhibit 10.7 to the June 30 10-Q and incorporated herein by reference)

10.14
Promissory Note, dated May 27, 2010, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.8 to the June 30 10-Q and incorporated herein by reference)

10.15
Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC (filed as Exhibit 10.9 to the June 30 10-Q and incorporated herein by reference)

10.16
Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.10 to the June 30 10-Q and incorporated herein by reference)

10.17
Limited Liability Company Agreement of Moody National RI Perimeter JV, LLC, dated as of May 27, 2010, by and among Moody National RI Perimeter JV, LLC, Moody National RI Perimeter TO, LLC and Moody National Perimeter REIT JV, LLC (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2011and incorporated herein by reference)

10.18
MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”) and incorporated herein by reference)

10.19
Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (filed as Exhibit 10.2 to the June 9th Form 8-K and incorporated herein by reference)

10.20
Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (filed as Exhibit 10.3 to the June 9th Form 8-K and incorporated herein by reference)

10.21
Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (filed as Exhibit 10.4 to the June 9th Form 8-K and incorporated herein by reference)

10.22
Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (filed as Exhibit 10.5 to the June 9th Form 8-K and incorporated herein by reference)

10.23
Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (filed as Exhibit 10.6 to the June 9th Form 8-K and incorporated herein by reference)

10.24
Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (filed as Exhibit 10.7 to the June 9th Form 8-K and incorporated herein by reference)

10.25
Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (filed as Exhibit 10.8 to the June 9th Form 8-K)

10.26
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (filed as Exhibit 10.9 to the June 9th Form 8-K and incorporated herein by reference)

10.27
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (filed as Exhibit 10.10 to the June 9th Form 8-K and incorporated herein by reference)

10.28
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (filed as Exhibit 10.11 to the June 9th Form 8-K and incorporated herein by reference)

10.29
Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (filed as Exhibit 10.12 to the June 9th Form 8-K and incorporated herein by reference)

10.30
Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.13 to the June 9th Form 8-K and incorporated herein by reference)

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

MOODY NATIONAL REIT I, INC.

Date: February 27, 2012	By:	/s/ Brett C. Moody
	Name:	Brett C. Moody
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Brett C. Moody Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2012

/s/ Robert W. Engel Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 27, 2012

/s/ William H. Armstrong William H. Armstrong, III	Director	February 27, 2012

/s/ Lawrence S. Jones Lawrence S. Jones	Director	February 27, 2012

/s/ John P. Thompson John P. Thompson	Director	February 27, 2012

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

10.7
Agreement of Purchase and Sale and Escrow Agreement, dated as of April 30, 2010, by and among Moody National RI Perimeter Holding, LLC, First American Title Insurance Company of New York, Ramsey Title Agency and the Sellers a party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 30 10-Q”) and incorporated herein by reference)

10.8
Loan Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Citicorp North America, Inc. and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.2 to the June 30 10-Q and incorporated herein by reference)

10.9
Promissory Note, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.3 to the June 30 10-Q and incorporated herein by reference)

10.10
Deed to Secure Debt and Security Agreement, dated as May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and Citicorp North America, Inc. (filed as Exhibit 10.4 to the June 30 10-Q and incorporated herein by reference)

10.11
Recourse Guaranty, dated as of May 27, 2010, by and among Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.5 to the June 30 10-Q and incorporated herein by reference)

10.12
Environmental Indemnity Agreement, dated as of May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Brett C. Moody, Moody National Operating Partnership I, L.P. and Moody National REIT I, Inc. in favor of Citicorp North America, Inc. (filed as Exhibit 10.6 to the June 30 10-Q and incorporated herein by reference)

10.13
Clearing Account Agreement, dated as of May 27, 2010, by and among Wells Fargo Bank, N.A., Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC, Residence Inn by Marriott, LLC and Citicorp North America, Inc. (filed as Exhibit 10.7 to the June 30 10-Q and incorporated herein by reference)

10.14
Promissory Note, dated May 27, 2010, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.8 to the June 30 10-Q and incorporated herein by reference)

10.15
Owner Agreement, dated May 27, 2010, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant and Residence Inn by Marriott LLC (filed as Exhibit 10.9 to the June 30 10-Q and incorporated herein by reference)

10.16
Hotel Lease Agreement, date May 21, 2010, by and among Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC (filed as Exhibit 10.10 to the June 30 10-Q and incorporated herein by reference)

10.17
Limited Liability Company Agreement of Moody National RI Perimeter JV, LLC, dated as of May 27, 2010, by and among Moody National RI Perimeter JV, LLC, Moody National RI Perimeter TO, LLC and Moody National Perimeter REIT JV, LLC (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2011and incorporated herein by reference)

10.18
MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”) and incorporated herein by reference)

10.19
Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (filed as Exhibit 10.2 to the June 9th Form 8-K and incorporated herein by reference)

10.20
Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (filed as Exhibit 10.3 to the June 9th Form 8-K and incorporated herein by reference)

10.21
Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (filed as Exhibit 10.4 to the June 9th Form 8-K and incorporated herein by reference)

10.22
Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (filed as Exhibit 10.5 to the June 9th Form 8-K and incorporated herein by reference)

10.23
Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (filed as Exhibit 10.6 to the June 9th Form 8-K and incorporated herein by reference)

10.24
Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (filed as Exhibit 10.7 to the June 9th Form 8-K and incorporated herein by reference)

10.25
Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (filed as Exhibit 10.8 to the June 9th Form 8-K)

10.26
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (filed as Exhibit 10.9 to the June 9th Form 8-K and incorporated herein by reference)

10.27
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (filed as Exhibit 10.10 to the June 9th Form 8-K and incorporated herein by reference)

10.28
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (filed as Exhibit 10.11 to the June 9th Form 8-K and incorporated herein by reference)

10.29
Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (filed as Exhibit 10.12 to the June 9th Form 8-K and incorporated herein by reference)

10.30
Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.13 to the June 9th Form 8-K and incorporated herein by reference)

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
Houston, Texas

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2011 and 2010.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Frazier & Deeter, LLC

Frazier & Deeter, LLC
Atlanta, Georgia
February 27, 2012

MOODY NATIONAL REIT I, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Investment in hotel properties, net	$7,028,732	$7,304,686
Cash	1,066,890	922,143
Restricted cash	931,237	765,747
Accounts receivable, net of allowance of $6,000 and $3,000, respectively	50,332	87,441
Mortgage note receivable	12,655,433	—
Prepaid expenses and other assets	50,196	22,408
Deferred loan costs, net of accumulated amortization of $49,125 and $16,112, respectively	157,398	119,042

Total Assets	$21,940,218	$9,221,467

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$16,519,304	$5,200,000
Accounts payable and accrued expenses	179,846	91,166
Due to related parties	28,254	390,756
Dividends payable	37,765	23,603
Deferred income tax liability	36,700	43,000

Total Liabilities	16,801,869	5,748,525

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 576,377 and 350,049 shares issued and outstanding at December 31, 2011 and 2010, respectively	5,764	3,500
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	4,885,131	2,958,299
Accumulated deficit	(803,717)	(413,697)
Total stockholders’ equity	4,087,178	2,548,102
Noncontrolling interest -100 common units of the Operating Partnership	884	913
Noncontrolling interest in consolidated joint venture	1,049,287	922,927
Total Equity	5,137,349	3,471,942

TOTAL LIABILITIES AND EQUITY	$21,940,218	$9,221,467

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010

Revenue
Room revenue	$3,303,462	$1,878,216
Other hotel revenue	57,322	30,261
Total hotel revenue	3,360,784	1,908,477
Interest income from note receivable	383,413	—
Total revenue	3,744,197	1,908,477

Expenses
Hotel operating expenses	2,300,755	1,294,738
Property taxes, insurance and other	171,876	114,240
Depreciation	312,856	176,937
Property acquisition	—	154,955
Organization	—	28,083
Corporate general and administrative	267,388	161,886
Total expenses	3,052,875	1,930,839

Operating Income (Loss)	691,322	(22,362)

Interest expense and amortization of deferred loan costs	565,562	215,320

Income (loss) before income taxes	125,760	(237,682)
Income tax expense (benefit)
Current	105,600	6,000
Deferred	(6,300)	43,000
Total income tax expense	99,300	49,000
Net Income (Loss)	26,460	(286,682)
(Income) loss attributable to noncontrolling interest from consolidated joint ventures	(75,362)	23,804

(Income) loss attributable to noncontrolling interest in common operating partnership units	(51)	39
Net loss attributable to common shareholders	$(48,953)	$(262,839)

Net loss per common share, basic and diluted	$(0.12)	$(1.42)
Dividends declared per common share	$0.80	$0.48
Weighted average shares outstanding	422,872	184,741

See accompanying notes to consolidated financial statements.

 MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2011 and 2010

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2010	22,222	$222	—	$—	$199,778	$—	100	$1,000	$—	$201,000
Issuance of common stock and operating partnership units, net	307,851	3,078	—	—	2,604,642	—	—	—	—	2,607,720
Issuance of common stock pursuant to dividend reinvestment plan	4,976	50	—	—	47,226	—	—	—	—	47,276
Stock/unit-based compensation expense	15,000	150	—	—	106,653	—	—	—	—	106,803
Net loss	—	—	—	—	—	(262,839)	—	(39)	(23,804)	(286,682)
Dividends and distributions declared	—	—	—	—	—	(150,858)	—	(48)	—	(150,906)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	946,731	946,731
Balance at December 31, 2010	350,049	$3,500	—	$—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942

Balance at January 1, 2011	350,049	$3,500	—	$—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	206,373	2,064	—	—	1,734,364	—	—	—	—	1,736,428
Issuance of common stock pursuant to dividend reinvestment plan	12,455	125	—	—	118,196	—	—	—	—	118,321
Stock/unit-based compensation expense	7,500	75	—	—	74,272	—	—	—	—	74,347
Net income (loss)	—	—	—	—	—	(48,953)	—	51	75,362	26,460
Dividends and distributions declared	—	—	—	—	—	(341,067)	—	(80)	(130,002)	(471,149)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	181,000	181,000
Balance at December 31, 2011	576,377	$5,764	—	$—	$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$26,460	$(286,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	312,856	176,937
Amortization of deferred loan costs	33,013	16,112
Stock-based compensation	74,347	106,803
Deferred income tax expense	(6,300)	43,000
Changes in operating assets and liabilities -
Accounts receivable	37,109	(87,441)
Prepaid expenses and other assets	(27,788)	(2,408)
Accounts payable and accrued expenses	88,680	91,166
Due to related parties	(483,435)	71,979
Net cash provided by operating activities	54,942	109,466
Cash flows from investing activities
Increase in restricted cash	(165,490)	(9,796)
Acquisition of note receivable	(1,275,919)	—
Repayments of mortgage note receivable	103,766	—
Additions to hotel properties	(36,902)	(2,481,623)
Net cash used in investing activities	(1,374,545)	(2,491,419)
Cash flows from financing activities
Proceeds from issuance of common stock	2,063,735	3,078,505
Offering costs	(206,374)	(152,008)
Dividends paid	(208,664)	(80,027)
Proceeds of note payable	—	200,000
Repayments of notes payable	(163,976)	—
Payments of deferred loan costs	(71,369)	(135,154)
Contributions from noncontrolling interests in joint venture	181,000	190,780
Distributions to noncontrolling interest in joint venture	(130,002)	—
Sale of stock subscriptions	—	2,250,505
Return of investor proceeds	—	(110,009)
Escrowed investor proceeds	—	(2,140,496)
Net cash provided by financing activities	1,464,350	3,102,096

Net change in cash and cash equivalents	144,747	720,143
Cash and cash equivalents at beginning of period	922,143	202,000
Cash and cash equivalents at end of period	$1,066,890	$922,143
Supplemental Cash Flow Information	$548,468	$174,236
Interest paid
Supplemental Disclosure of Non-Cash Investing and Financing Activity	$—	$755,951
Restricted cash contributed by noncontrolling interest holder
Accrued offering costs due to related party	$120,933	$318,777
Assumption of note payable in connection with acquisition of hotel property	$—	$5,000,000
Note payable to finance acquisition of mortgage note receivable	11,483,280	$—
Issuance of common stock from dividend reinvestment plan	$118,321	$47,276
Dividends payable	$37,765	$23,603

See accompanying notes to consolidated financial statements.

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to acquire a diverse portfolio of real estate investments including direct real properties, real estate securities and debt-related investments. As discussed in Note 6, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

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

As of December 31, 2011, the Company had accepted investors’ subscriptions for, and issued, 531,655 shares of the Company’s common stock in its public offering, including 17,431 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $5,142,240.

The Company intends to use substantially all of the net proceeds from its public offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

As of December 31, 2011, the Company’s portfolio included (1) a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”) and (2) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”).  The Company began operations on May 27, 2010 with the acquisition of its joint venture interest in the Residence Inn Property.

The Company’s advisor is Moody National Advisor I, LLC, a Delaware limited liability company (“Advisor”). Advisor is an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an amended and restated advisory agreement (the “Advisory Agreement”) by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and Advisor.

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

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 8, upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as outlined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”).  The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries and majority owned joint ventures over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company did not have a VIE interest as of December 31, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

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

As of December 31, 2011, total offering costs were $3,142,853 and organization costs were $28,083.  Offering costs of $358,381 were incurred directly by the Company.  The Company has reimbursed Advisor for $28,083 in organization costs and $411,458 in offering costs and has $28,254 payable to Advisor for offering costs.  The remaining $2,344,760 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.  In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing the Company’s 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012. The Company has discovered that it may not have made a timely election to treat a subsidiary of the OP as a taxable REIT subsidiary, which could prevent the Company from qualifying as a REIT for 2011. The Company has requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and anticipate having such relief before the Company files its 2011 federal income tax return, in which case the Company would elect to be taxed as a REIT, commencing with its taxable year ending December 31, 2011.

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

The Company leases the hotels it acquires to wholly-owned subsidiaries that the Company intends to be taxed as taxable REIT subsidiaries and therefore be subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of December 31, 2011.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which the Company’s estimates may change is not expected to be material.  The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary.  The Company has tax years 2008, 2009, 2010 and 2011 remaining subject to examination by various federal and state tax jurisdictions.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the years ended December 31, 2011 and 2010.

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

Revenue Recognition

Hotel revenues, including room, food, beverage, and other ancillary revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.  Interest income is recognized when earned.

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

Mortgage Notes Receivable

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the year ended December 31, 2011.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $49,125 and $16,112 as of December 31, 2011 and 2010, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2012	$37,660
2013	37,556
2014	37,556
2015	22,253
Thereafter	22,373
Total	$157,398

Loss per Share

Loss per share is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted loss per share are the same for all periods presented.  Non-vested shares of restricted stock held by the Company’s directors are excluded from the calculation of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Land	$1,102,500	$1,102,500
Buildings and improvements	5,901,500	5,901,500
Furniture, fixtures and equipment	514,525	477,623
Total cost	7,518,525	7,481,623
Accumulated depreciation	(489,793)	(176,937)
Investment in hotel properties, net	$7,028,732	$7,304,686

On May 27, 2010, the Company acquired its joint venture interest in the Residence Inn Property through Moody National RI Perimeter JV, LLC (the “Perimeter Joint Venture”).  The Company owns a 75% interest in the Perimeter Joint Venture through Moody National Perimeter REIT JV Member, LLC (the “Company JV Member”), a wholly-owned subsidiary of the OP. Moody National RI Perimeter TO, LLC (the “Moody JV Member”), a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owns a 25% membership interest in the Perimeter Joint Venture.

On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Perimeter Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners (collectively, the “Seller”) for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property (as described in Note 5), plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the Seller.  The Seller acquired the Residence Inn Property pursuant to an offering of tenant-in-common interests sponsored by one of the Company’s affiliates.  The purchase price of the Residence Inn Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,102,500, $5,901,500, and $346,000, respectively. Acquisition costs of $154,955 were incurred and expensed in connection with the acquisition of the Residence Inn Property.  The Company has recognized approximately $3,361,000 and $1,908,000 in revenues and $244,000 and $146,000 in operating income for the Residence Inn Property for the year ended December 31, 2011 and from the date of the acquisition to December 31, 2010, respectively.

4. Notes Receivable

Notes receivable consisted of the following at December 31, 2011 and 2010:

December 31,
2011	2010
$12,655,433	$—

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  The OP made an initial capital contribution to the Note Joint Venture in the amount of $1,080,000 and initially owned an approximate 73.5% membership interest in the Note Joint Venture. The OP’s initial capital contribution to the Note Joint Venture was funded with proceeds from the Company’s initial public offering. The Trust Members made an initial capital contribution of $181,000 to the Note Joint Venture and collectively initially owned an approximate 12.5% membership interest in the Note Joint Venture.  Moody National Mortgage owned an approximately 14% membership interest in the Note Joint Venture, which Moody National Mortgage received as consideration for providing a guaranty of the Note Joint Venture’s obligations under the Acquisition Note (see Note 5).  The OP has made additional capital contributions to the Note Joint Venture in the aggregate amount of approximately $89,000 and the OP’s percentage membership interest in the Note Joint Venture increased proportionately as a result of such additional capital contributions.  As of December 31, 2011, the OP’s membership interest in the Note Joint Venture was 74.5% and the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage's membership interest in the Note Joint Venture was 14%.

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

On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from the Lender for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Lender evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the term of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note bears interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will bear interest at a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the Maximum Rate.  The Prime Rate at December 31, 2011 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

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

5. Debt

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess.  As of December 31, 2011, the Company’s debt-to net asset ratio exceeded 300%.  The Company’s independent directors have approved such excess debt due to the fact that the Company’s board of directors believes that the Company’s outstanding indebtedness is adequately secured and the Company is currently able to service its outstanding indebtedness under the terms of its financing agreements.  The Company continues to review its debt levels and will take action to reduce any such excess as soon as practicable. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. As of December 31, 2010, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

Citi Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of Moody National RI Perimeter MT, Inc. (the “TRS”), which we intend to elect to be taxed as a taxable REIT subsidiary, that is 75% owned by the OP (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrower pursuant to a loan agreement (the “Property Loan Agreement”). The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon is due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrues at a per annum rate equal to 6.50%. The Borrower makes a monthly payment of interest only from the date of the Property Loan Agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Property Loan Agreement.  Principal payments of $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2012, 2013, 2014 and 2015, respectively.  As of December 31, 2011 and 2010, there was $5,000,000 outstanding on the Property Loan.

The Property Loan Agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The Property Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the Property Loan Agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the Property Loan Agreement, Citi may, at its option, declare that all amounts outstanding under the Property Loan Agreement are immediately due and payable in full.  The Company was in compliance with its covenants under the Property Loan Agreement as of December 31, 2011.

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

Affiliated Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, Company JV Member and the Moody JV Member amended the Promissory Note to extend the maturity date of the Promissory Note for an additional year to May 27, 2012.  The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of December 31, 2011 and 2010, there was $200,000 outstanding on the Promissory Note.

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

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note bears interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the Maximum Rate. Lender may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium.  Principal payments of $315,594, $326,290, $336,353, $346,728, $356,575 and $9,637,764 are due for the years 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.  As of December 31, 2011, there was $11,319,304 outstanding on the Acquisition Note.

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

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. The Company issued 15,000 shares of restricted stock on May 18, 2010 and 7,500 shares of restricted stock on August 24, 2011 pursuant to the Independent Directors Compensation Plan as described in Note 8.  As of December 31, 2011, the Company had issued 531,655 common shares in the Company’s public offering, including 17,431 shares issued pursuant to the DRIP. As of December 31, 2011, there were a total of 576,377 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

On May 20, 2010, the Company authorized and declared a cash distribution to its stockholders contingent upon the closing of its acquisition of an indirect interest in the Residence Inn Property.  The distribution (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

  The following table summarizes distributions paid in cash and pursuant to the DRIP from July 2010 (the month the Company first paid distributions) to December 31, 2011:

Date Distribution Payable(1)	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841
October 2010	12,951	8,447	21,398
November 2010	13,474	8,921	22,395
December 2010	13,214	9,007	22,221
January 2011	14,199	9,404	23,603
February 2011	14,647	9,608	24,255
March 2011	13,552	8,734	22,286
April 2011	15,102	9,740	24,842
May 2011	15,152	9,334	24,486
June 2011	16,337	10,269	26,606
July 2011	16,386	10,212	26,598
August 2011	17,400	10,626	28,026
September 2011	18,605	10,636	29,241
October 2011	19,452	10,447	29,899
November 2011	21,800	11,441	33,241
December 2011	26,032	7,870	33,902
Total	$288,691	$165,597	$454,288

(1)	Distributions are accrued in the prior month but paid on or about the 15th of the month indicated.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at December 31, 2011 was $1,049,287, which represented ownership interests in the Perimeter Joint Venture and Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income (loss) from consolidated joint venture attributable to these noncontrolling interests was $75,362 and $(23,804) for the years ended December 31, 2011 and 2010, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s initial public offering. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s initial public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP.  For the years ended December 31, 2011 and 2010, the Company paid Moody Securities $163,914 and $130,965, respectively, in selling commissions and $42,460 and 20,537, respectively, in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the consolidated balance sheet.

Advisor will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2011 and 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,813,000 and $2,328,000, respectively.  As of December 31, 2011, total offering costs were $3,142,853 and organization costs were $28,083.  Offering costs of $358,381 were incurred directly by the Company.  For the years ended December 31, 2011 and 2010, the Company reimbursed Advisor for $0 and $28,083, respectively, in organization costs and $411,458 and $0, respectively, in offering costs and has $28,254 payable to Advisor for offering costs as of December 31, 2011.  The remaining $2,344,760 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of December 31, 2011, the Company had not paid any acquisition fees to Advisor due to the fact that Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note.

Advisor will receive debt financing fees of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of December 31, 2011, the Company had not paid any debt financing fees to Advisor due to the fact that Advisor waived its debt financing fee in connection with the financing of both the Residence Inn Property and the Hyatt Place Note.

In the event that the Company engages Moody National Management, L.P. (“Moody Management”) as its property manager, the Company expects to pay Moody Management a market-based property management fee in connection with the operation and management of properties. During the years ended December 31, 2011 and 2010, Moody Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the years ended December 31, 2011 and 2010, the Company incurred asset management fees payable to Advisor of $137,041 and $43,896, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price.  As of December 31, 2011, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2011, total operating expenses of the Company were $797,907, which included $211,388 in operating expenses incurred directly by the Company and $586,519 incurred by Advisor on behalf of the Company.   Of the $797,907 in total operating expenses incurred during the four fiscal quarters ended December 31, 2011, $530,745 exceeded the 2%/25% Limitation and is not an obligation of the Company.  Such excess amount may be reimbursed to Advisor by the Company in the future upon approval by the board of directors.  Additionally, Advisor has incurred $1,904,064 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended December 31, 2011. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

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

As discussed in Note 4, as of December 31, 2011 the OP owns a 74.5% membership interest in the Note Joint Venture,  Moody National Mortgage owns a 14% membership interest and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of December 31, 2011, there were 1,977,500 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s three independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate.  On August 24, 2011, the date of the annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of December 31, 2011, a total of 22,500 shares of restricted stock had been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.  The weighted average grant date fair value was $10.00 per share based on observable market transactions occurring near the dates of the grants.  The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $74,347 and $106,803 for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there were 5,625 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, all of which were granted on August 24, 2011.  The remaining unrecognized compensation expense of $43,850 will be recognized during 2012.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2011 and 2010:
	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2010	—	$—
Shares granted on May 18, 2010	15,000	10.00
Shares vested	(7,500)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2010	7,500	10.00
Shares granted on August 24, 2011	7,500	10.00
Shares vested	(9,375)	10.00
Shares forfeited	—	—
Balance of non-vested shares as of December 31, 2011	5,625	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2011, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of December 31, 2011 and 2010 is as follows:

	2011	2010
Property improvement plan	$503,340	$458,202
Seasonality reserve	50,000	50,000
Insurance	22,955	23,389
Hotel furniture and fixtures	273,853	143,096
Debt service	81,089	91,060
Total restricted cash	$931,237	$765,747

Management Fees

Under a management agreement with an unaffiliated third party existing at December 31, 2011 (the “Management Agreement”), Moody National RI Perimeter Master Tenant, LLC, a wholly owned subsidiary of the TRS, pays a property management fee totaling $235,255 and $133,606 for the years ended December 31, 2011 and 2010, respectively, equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the years ended December 31, 2011 and 2010.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

11. Income Taxes

The TRS is a C-Corporation for federal income tax purposes and uses the liability method of accounting for income taxes.  Tax return positions are recognized in the financial statements when they are “more-likely-tan-not” to be sustained upon examination by the taxing authority.  Deferred income tax assets and liabilities result from temporary differences.  Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.  A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

  No provision for income taxes has been made for the Company (other than for the TRS) for the year ended December 31, 2011 as it intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.  No provision for income taxes had been made with respect to the Company (other than for the TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

The composition of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$—	$74,000
Hotel properties	—	44,000
Intangible assets	—	10,000
Total deferred tax assets	—	128,000
Deferred tax liability:
Hotel properties	36,700	43,000
Total deferred tax liability	36,700	43,000
Total net deferred tax assets	(36,700)	85,000
Valuation allowance	—	(128,000)
Net deferred tax liability	$(36,700)	$(43,000)

The Company has provided a valuation allowance for the deferred tax assets of the Company, as it is more likely than not that these assets will not be realized.  As of December 31, 2011, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may be carried forward until 2030.  In connection with the Company's election to REIT status, the Company reversed its deferred tax assets and related valuation allowance.

The income tax expense (benefit) for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Current expense	$105,600	$6,000
Deferred expense (benefit)	(6,300)	43,000
Total expense, net	$99,300	$49,000

Federal	$84,300	$40,200
State	15,000	8,800
Total tax expense	$99,300	$49,000

The reconciliation of Federal statutory and effective income tax rates for the TRS which apply to its income before income taxes of $250,768 and $146,025for the years ended December 31, 2011 and 2010, respectively, is as follows:

	2011	2010
Statutory federal rate	35%	35%
State taxes	6%	6%
Change in valuation allowance	—	(8%)
Total	41%	33%

12. Pro Forma Financial Information

The following unaudited pro forma consolidated financial information for the year ended December 31, 2010 is presented as if the Company acquired the Residence Inn Property on January 1, 2010.  No pro forma consolidated financial information is presented for 2011 as the Company has owned the Residence Inn Property throughout all of 2011. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Property on January 1, 2010, nor does it purport to represent the Company’s future operations:

Year ended December 31, 2010
Revenue	$3,079,872
Net loss	$(19,764)
Net loss attributable to common shareholders	$(51,948)
Net loss per common share, basic and diluted	$(0.19)

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009.  As of February 27, 2012, the Company had accepted investors’ subscriptions for, and issued, 585,951 shares of the Company’s common stock in the Company’s public offering, including 19,352 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $5,665,990.

Distributions Declared

On December 31, 2011 the Company declared a distribution in the aggregate amount of $37,765, of which $28,973 was paid in cash on January 13, 2012 and $8,792 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.  On January 31, 2012 the Company declared a distribution in the aggregate amount of $42,058 of which $32,601 was paid in cash on February 15, 2012 and $9,457 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Change in Accountants; Suspension of Public Offering

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

On February 8, 2012, the Company suspended its ongoing public offering due to the fact that PKF could not be considered independent for the 2009, 2010 and 2011 fiscal years.  Upon the SEC declaring effective the Company’s post-effective amendment to its registration statement on Form S-11 relating to its initial public offering, which was filed with the SEC on February 17, 2012, the Company anticipates promptly recommencing its initial public offering.

Potential Rescission Right

PKF had served as the Company’s independent accountants since November 8, 2010.  As disclosed above, PKF notified the Company that it could not be considered independent for the 2009, 2010 and 2011 fiscal years.  Accordingly, from March 31, 2011 (the date PKF first provided a report on the Company's financial statements) to February 8, 2012 (the “Rescission Period”), the offer and sale of shares of the Company’s common stock in its continuous public offering may have failed to comply fully with Section 5 of the Securities Act, which may trigger a right of rescission under the Securities Act for investors that purchased shares of the Company’s common stock during the Rescission Period.  For investors who have already directed and caused the sale of shares of the Company’s common stock purchased during the Rescission Period, other remedies may be available.  Additional remedies may also be available to investors under state securities laws.

During the Rescission Period, the Company issued approximately 219,000 shares of the Company’s common stock, including shares issued under the DRIP. As of February 27, 2012, the Company has not been notified by any investors attempting to exercise the rights that may be available to them during the Rescission Period and therefore, the Company has determined that likelihood of a material loss due to the sale and issuance of such shares during the Rescission Period is not probable.

Registration of Follow-On Offering

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock.   Under rules promulgated by the SEC, the Company can continue its ongoing public offering until as late as October 15, 2012.

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

(in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Property	Atlanta, GA	75.0%	$5,000,000	$1,102,500	$6,247,500	$7,350,000	$168,525	$1,102,500	$6,416,025	$7,518,525	$489,793	1987	May 27, 2010

(1)	The aggregate cost of real estate for federal income tax purposes was $7,518,525 as of December 31, 2011.

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

DECEMBER 31, 2011

	2011	2010
Real estate:
Balance at the beginning of the year	$7,481,623	$—
Acquisitions	—	7,350,000
Improvements and additions	36,902	131,623
Write-off of fully depreciated and fully amortized assets	—	—
Balance at the end of the year	$7,518,525	$7,481,623

Accumulated depreciation:
Balance at the beginning of the year	$176,937	$—
Depreciation expense	312,856	176,937
Write-off of fully depreciated and fully amortized assets	—	—
Balance at the end of the year	$489,793	$176,937