Form 10-Q
period 2012-03-31
Moody National REIT I, Inc.
filed 2012-05-15
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to_____________

Commission file number 333-150612
_______________

MOODY NATIONAL REIT I, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Maryland	26-1812865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

(713) 977-7500
(Registrant’s Telephone Number, Including Area Code)
_______________

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
Yes  ☐  No  ☒

As of May 10, 2012, there were 806,723 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Investment in hotel properties, net	$6,963,839	$7,028,732
Cash and cash equivalents	1,887,054	1,066,890
Restricted cash	952,296	931,237
Accounts receivable, net of allowance of $6,000 and $6,000, respectively	103,841	50,332
Mortgage note receivable	12,608,696	12,655,433
Prepaid expenses and other assets	166,018	50,196
Due from related parties	225,384	¾
Deferred loan costs, net of accumulated amortization of $58,488 and $49,125, respectively	148,035	157,398

Total Assets	$23,055,163	$21,940,218

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$16,440,819	$16,519,304
Accounts payable and accrued expenses	181,964	179,846
Due to related parties	¾	28,254
Dividends payable	44,713	37,765
Deferred income tax liability	35,300	36,700

Total Liabilities	16,702,796	16,801,869

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 722,647 and 576,377 issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	7,226	5,764
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no
shares issued and outstanding	¾	¾
Additional paid-in capital	6,153,045	4,885,131
Accumulated deficit	(876,390)	(803,717)
Total stockholders’ equity	5,283,881	4,087,178
Noncontrolling interest - 100 common units of the Operating Partnership	878	884
Noncontrolling interest in consolidated joint venture	1,066,608	1,049,287
Total Equity	6,351,367	5,137,349

TOTAL LIABILITIES AND EQUITY	$23,055,163	$21,940,218

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue
Room revenue	$841,985	$762,505
Other revenue	13,357	11,392
Total room revenue	855,342	773,897
Interest income from note receivable	164,393	¾
Total revenue	1,019,735	773,897

Expenses
Hotel operating expenses	601,260	558,175
Property taxes, insurance and other	52,873	51,298
Depreciation	64,893	78,214
Corporate general and administrative	33,424	61,101
Total Expenses	752,450	748,788

Operating Income	267,285	25,109

Interest expense and amortization of deferred loan costs	177,778	88,472

Income (loss) before income taxes	89,507	(63,363)
Income tax expense (benefit)
Current	10,100	3,100
Deferred	(1,400)	(1,100)
Total Income Tax Expense	8,700	2,000

Net Income (Loss)	80,807	(65,363)
(Income) loss attributable to noncontrolling interest from consolidated joint venture	(29,441)	915

(Income) loss attributable to noncontrolling interest in common operating partnership units	(14)	1
Net income (loss) attributable to common shareholders	$51,352	$(64,447)

Net income (loss) per common share, basic and diluted	$0.08	$(0.18)
Dividends declared per common share	$0.20	$0.20
Weighted average shares outstanding	627,640	349,650

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2012
(Unaudited)

	Common Stock		Preferred Stock					Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2012	576,377	$5,764	¾	$	¾	$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349
Issuance of common stock and operating partnership units, net of offering costs	144,707	1,447	¾		¾	1,224,553	¾	¾	¾	¾	1,226,000
Issuance of common stock pursuant to dividend reinvestment plan	2,813	28	¾		¾	26,695	¾	¾	¾	¾	26,723
Compensation plan shares forfeited	(1,250)	(13)	¾		¾	(2,084)	¾	¾	¾	¾	(2,097)
Stock/unit-based compensation expense	¾	¾	¾		¾	18,750	¾	¾	¾	¾	18,750
Net income	¾	¾	¾		¾	¾	51,352	¾	14	29,441	80,807
Dividends and distributions declared	¾	¾	¾		¾	¾	(124,025)	¾	(20)	(12,120)	(136,165)

Balance at March 31, 2012	722,647	$7,226	¾	$	¾	$6,153,045	$(876,390)	100	$878	$1,066,608	$6,351,367

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income (loss)	$80,807	$(65,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,893	78,214
Amortization of deferred loan costs	9,363	6,622
Stock-based compensation	16,653	42,727
Deferred income tax benefit	(1,400)	(1,100)
Changes in operating assets and liabilities -
Accounts receivable	(53,509)	(45,959)
Prepaid expenses and other assets	(115,822)	(9,597)
Due from related parties	(301,747)	¾
Accounts payable and accrued expenses	2,118	32,757
Due to related parties	(28,254)	(47,479)
Net cash used in operating activities	(326,898)	(9,178)
Cash flows from investing activities
(Increase) decrease in restricted cash	(21,059)	38,191
Repayments of mortgage note receivable	46,737	¾
Additions to hotel properties	¾	(36,902)
Net cash provided by investing activities	25,678	1,289
Cash flows from financing activities
Proceeds from issuance of common stock	1,447,070	140,000
Offering costs	(144,707)	(14,000)
Dividends paid	(90,374)	(42,398)
Repayments of notes payable	(78,485)	¾
Distributions to noncontrolling interest in joint venture	(12,120)	¾
Net cash provided by financing activities	1,121,384	83,602

Net change in cash and cash equivalents	820,164	75,713
Cash and cash equivalents at beginning of period	1,066,890	922,143
Cash and cash equivalents at end of period	$1,887,054	$997,856
Supplemental Cash Flow Information
Interest paid	$167,780	$81,250
Income taxes paid	$93,625	$5,442
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$76,363	$11,162
Issuance of common stock from dividend reinvestment plan	$26,723	$27,746
Accrued dividend payable	$44,713	$24,842

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2011. The Company was organized to acquire a diverse portfolio of real properties, primarily in the hospitality sector, as well as other commercial properties, real estate securities and debt-related investments. As discussed in Note 6, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

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

 On April 5, 2011, the Company’s board of directors approved an extension of the primary offering until the earlier of the sale of all of the shares of the Company’s common stock registered in its primary offering or April 15, 2012. On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. Under rules promulgated by the SEC, the Company can continue its initial public offering until the earlier of October 12, 2012 or the date that the SEC declares the registration statement for the Company’s follow-on offering effective.  As of March 31, 2012, the Company had accepted investors’ subscriptions for, and issued, 679,175 shares of the Company’s common stock in its public offering, including 20,244 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $6,589,310.

On February 8, 2012, the Company was required to temporarily suspend its initial public offering due to the fact its previous auditors, Pannell Kerr Forster of Texas, P.C., notified the Company that they could not be considered independent for the 2009, 2010 and 2011 fiscal years. The Company subsequently engaged Frazier & Deeter, LLC to audit its 2009, 2010 and 2011 consolidated financial statements and to review its 2011 interim consolidated financial statements.  The Company recommenced its initial public offering on March 13, 2012.

The Company intends to use substantially all of the net proceeds from its initial public offering and its follow-on offering to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

As of March 31, 2012, the Company’s portfolio included (1) a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”) and (2) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”).  The Company began operations on May 27, 2010 with the acquisition of its joint venture interest in the Residence Inn Property.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

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

Substantially all of the Company’s business is conducted through the OP. The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC (“Moody Holdings”), each an affiliate of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common limited partnership units and Moody Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of its public offering to the OP as a capital contribution.

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company does not have a VIE interest as of March 31, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 27, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes. Actual results could differ from those estimates.

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

As of March 31, 2012, total offering costs were $3,708,341 and organization costs were $28,083.  Offering costs of $503,088 were incurred directly by the Company.  The Company has reimbursed Advisor for $28,083 in organization costs and $741,458 in offering costs and has a $225,384 receivable from Advisor for offering costs.  The remaining $2,689,179 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes. The Company previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because it had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010. In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing the Company’s 2011 federal income tax return as a REIT, which return should be

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

filed, taking into account available exceptions, by September 15, 2012. The Company has discovered that it may not have made a timely election to treat a subsidiary of the OP as a taxable REIT subsidiary, which could prevent the Company from qualifying as a REIT for 2011. The Company has requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and anticipates having such relief before the Company files its 2011 federal income tax return, in which case the Company would elect to be taxed as a REIT commencing with its taxable year ending December 31, 2011.

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

The Company leases the hotel it acquired to taxable REIT subsidiaries that are subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of March 31, 2012.

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

Concentration of Credit Risk

As of March 31, 2012, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

March 31, 2012

(unaudited)

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

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	39
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months ended March 31, 2012 and 2011.

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

March 31, 2012

(unaudited)

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

Mortgage Note Receivable

The Company provides first-mortgage financing in the form of a note receivable. The loan is held for investment and is intended to be held to maturity and accordingly, is recorded at cost and net of the allowance for losses when a loan is deemed to be impaired.  Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. The Company discontinues recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

Impairment of Note Receivable

The Company reviews the note receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the balance sheet. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company.

Deferred Loan Costs

Deferred loan costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $58,488 and $49,125 as of March 31, 2012 and December 31, 2011, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31

2012	$28,296
2013	37,556
2014	37,556
2015	22,253
Thereafter	22,374
Total	$148,035

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 2,500 shares, held by the Company’s directors are included in the calculation of earnings per share because the effect is not anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position of cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Land	$1,102,500	$1,102,500
Buildings and improvements	5,901,500	5,901,500
Furniture, fixtures and equipment	514,525	514,525
Total cost	7,518,525	7,518,525
Accumulated depreciation	(554,686)	(489,793)
Investment in hotel properties, net	$6,963,839	$7,028,732

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

In connection with the acquisition of the Residence Inn Property, the Company formed Moody National RI Perimeter Master Tenant, LLC, (the “TRS”), which the Company intends to be taxed as a taxable REIT subsidiary (the “TRS”), in which the Company owns 75% of the outstanding equity interest and Brett C. Moody owns 25% of the outstanding equity interest.  Upon the closing of the acquisition of the Residence Inn Property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS (the “Master Tenant”) entered into an operating lease agreement pursuant to which the TRS leases the Residence Inn Property to the Master Tenant.

4. Notes Receivable

Notes receivable consisted of the following at March 31, 2012 and December 31, 2011:

March 31, 2012	December 31, 2011

$12,608,696	$12,655,433

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below.  The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (the “Patriot Bank”), and is secured by a lien on the Hyatt Place Property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199 and all accrued interest and fees due and payable on the Hyatt Place Note had been paid by the Trust.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  The OP made an initial capital contribution to the Note Joint Venture in the amount of $1,080,000 and initially owned an approximate 73.5% membership interest in the Note Joint Venture. The OP’s initial capital contribution to the Note Joint Venture was funded with proceeds from the Company’s initial public offering. The Trust Members made an initial capital contribution of $181,000 to the Note Joint Venture and collectively initially owned a 12.5% membership interest in the Note Joint Venture. Moody National Mortgage was granted a 14% membership interest in the Note Joint Venture, which Moody National Mortgage received as consideration for providing a guaranty of the Note Joint Venture’s obligations under the Acquisition Note (defined below).    The OP has made additional capital contributions to the Note Joint Venture in the aggregate amount of approximately $89,000 and the OP’s percentage membership interest in the Note Joint Venture increased proportionately as a result of such additional capital contributions.  As of March 31, 2012, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”).  For additional information on the terms of the Acquisition Note, see Note 5.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the term of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note bears interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Place Note will bear interest at a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the Maximum Rate.  The Prime Rate at March 31, 2012 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The Trust’s obligations under the Hyatt Place Note are secured by, among other things, (1) a Deed of Trust, Security Agreement and Financing Statement by the Trust for the benefit of the Patriot Bank (the “Deed of Trust”) with respect to the Hyatt Place Property and (2) an Assignment of Rents by the Trust for the benefit of Patriot Bank (the “Assignment of Rents”) with respect to the Hyatt Place Property. On the Closing Date and effective as of the Effective Date, the Deed of Trust, the Assignment of Rents, the Hyatt Place Note and all other loan documents related to the Hyatt Place Note were assigned from Patriot Bank to the Note Joint Venture pursuant to an Assignment of Note and Liens by and between the Patriot Bank and the Note Joint Venture.

5. Debt

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly.  As of March 31, 2012, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of December 31, 2011, the Company’s debt-to net assets ratio exceeded 300%.  The Company’s independent directors approved such excess debt due to the fact that the Company’s board of directors believed that the Company’s outstanding indebtedness was adequately secured and the Company was able to service its outstanding indebtedness under the terms of its financing agreements.

Citi Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and the TRS (collectively, the “Borrower”) entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrower pursuant to a loan agreement (the “Property Loan Agreement”). The Property Loan is evidenced by a promissory note issued by the Borrower and payable to the order of Citi. The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon is due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrues at a per annum rate equal to 6.50%. The Borrower makes a monthly payment of interest only from the date of the Property Loan Agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the Borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Property Loan Agreement.  Principal payments of $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2012, 2013, 2014 and 2015, respectively.  As of March 31, 2012, there was $5,000,000 outstanding on the Property Loan.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The Property Loan Agreement contains customary covenants, including, without limitation, maintenance and use of the Residence Inn Property, payment of taxes on the Residence Inn Property, maintenance of books and records, performance of other agreements and limitations on the cancellation of debt. The Property Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, the failure to maintain the required insurance policies, breaches of representations or covenants under the Property Loan Agreement, cross-defaults to other agreements evidencing indebtedness secured by the Residence Inn Property, liens against the Residence Inn Property and bankruptcy-related defaults. Upon an uncured event of default under the Property Loan Agreement, Citi may, at its option, declare that all amounts outstanding under the Property Loan Agreement are immediately due and payable in full.  The Company was in compliance with its covenants under the Property Loan Agreement as of March 31, 2012.

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

Affiliated Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000 (the “Promissory Note”). The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, Company JV Member and Moody JV Member amended the Promissory Note to extend the maturity date of the Promissory Note for an additional year to May 27, 2012.  The unpaid principal amount of the Promissory Note bears interest at a rate of 1.25% per annum. As of March 31, 2012, there was $200,000 outstanding on the Promissory Note.

Acquisition Note

In connection with the acquisition of the Hyatt Place Note, on the Closing Date and effective as of the Effective Date, the Note Joint Venture borrowed $11,483,280 from Patriot Bank pursuant to the Acquisition Note and the Commercial Loan Agreement (the “Loan Agreement”) by and among Patriot Bank, the Note Joint Venture, Moody National Mortgage, Moody National Management, L.P., an affiliate of the Sponsor (“Moody National Management”), Moody National Realty Company, L.P., an affiliate of the Sponsor (“Moody National Realty”), and Brett C. Moody.

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note bears interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Note Change Date”). For the period from the First Acquisition Note Change Date through August 21, 2015 (the “Second Acquisition Note Change Date”), the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the First Acquisition Note Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. For the period from the Second Acquisition Note Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Note Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the Maximum Rate. Patriot Bank may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium.  Principal payments of $237,131, $326,290, $336,354, $346,729, $356,576 and $9,637,739 are due for the years 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.  As of March 31, 2012, $11,240,819 was outstanding on the Acquisition Note.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, breaches of covenants or representations in the Loan Agreement or any other loan document, bankruptcy related defaults, the dissolution or liquidation of the Note Joint Venture and the occurrence of any material adverse effect (as defined in the Loan Agreement). The Loan Agreement also provides that it will be an event of default if, among other events, the OP and Moody National Realty cease to collectively own and control, directly or indirectly, at least 51% of the equity interests in the Note Holder Joint Venture or the OP ceases to serve as the sole manager of the Note Joint Venture. Upon an uncured event of default under the Loan Agreement, Patriot Bank may declare all amounts due under the Acquisition Note immediately due and payable in full.

The performance of the obligations of the Note Joint Venture under the Acquisition Note is secured by a Collateral Assignment of Note and Liens by and between the Note Joint Venture and Patriot Bank (the “Collateral Assignment”), pursuant to which the Note Joint Venture pledged and collaterally assigned to Patriot Bank, and granted Patriot Bank a security interest in, all of Note Joint Venture’s right, title and interest in and to, among other items, (1) the Hyatt Place Note and all indebtedness evidenced thereby, (2) the Deed of Trust, (3) all other loan documents relating to the Hyatt Place Note, and (4) all right, title, interest and claims of the Note Joint Venture as the owner of the Hyatt Place Note, including any and all payments of any kind payable to the Note Joint Venture by the Trust by reason of the Note Joint Venture’s ownership of the Hyatt Place Note. Pursuant to the Collateral Assignment, upon any event of default under the Loan Agreement or the Collateral Assignment, all amounts due and payable by the Trust under the Hyatt Place Note will be due and payable to Patriot Bank.

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

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. The Company issued 15,000 shares of restricted stock on May 18, 2010 and 7,500 shares of restricted stock on August 24, 2011 pursuant to the Independent Directors Compensation Plan as described in Note 8.  As of March 31, 2012, the Company had issued 679,175 common shares in the Company’s initial public offering, including 20,244 shares issued pursuant to the DRIP. As of March 31, 2012, there were a total of 722,647 shares of the Company’s common stock issued and outstanding.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The following table summarizes distributions paid in cash and pursuant to the DRIP from the date of the acquisition of the Residence Inn Property to March 31, 2012.
Date Distribution Payable (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)	Total Amount of Distribution (1)
July 2010	$13,668	$6,090	$19,758
August 2010	12,452	7,238	19,690
September 2010	14,268	7,573	21,841
October 2010	12,951	8,447	21,398
November 2010	13,474	8,921	22,395
December 2010	13,214	9,007	22,221
January 2011	14,199	9,404	23,603
February 2011	14,647	9,608	24,255
March 2011	13,552	8,734	22,286
April 2011	15,102	9,740	24,842
May 2011	15,152	9,334	24,486
June 2011	16,337	10,269	26,606
July 2011	16,386	10,212	26,598
August 2011	17,400	10,626	28,026
September 2011	18,605	10,636	29,241
October 2011	19,452	10,447	29,899
November 2011	21,800	11,441	33,241
December 2011	26,032	7,870	33,902
January 2012	28,973	8,792	37,765
February 2012	32,600	9,457	42,057
March 2012	28,801	8,474	37,275
Total	$379,065	$192,320	$571,385

(1)   Distributions are accrued in the prior month but paid on or about the 15th of the month indicated.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at March 31, 2012 was $1,066,608, which represented ownership interests owned by others in the Perimeter Joint Venture and Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income (loss) from consolidated joint venture attributable to these noncontrolling interests was $29,441 and $(915) for the three months ended March 31, 2012 and 2011, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s initial public offering. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s initial public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP.  As of March 31, 2012, the Company paid Moody Securities $409,570 in selling commissions and $93,014 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2012 and December 31, 2011, Advisor and its affiliates had incurred organizational and offering expenses of $3,233,000 and $2,813,000, respectively.  As of March 31, 2012, total offering costs were $3,708,341 and organization costs were $28,083.  Offering costs of $503,088 were incurred directly by the Company.  As of March 31, 2012, the Company reimbursed Advisor for $28,083, in organization costs and $741,458 in offering costs and had a $225,384 receivable from Advisor for offering costs.  The remaining $2,689,179 in offering costs is not a liability of the Company because such costs exceeded the 15% limit described above.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, will receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of March 31, 2012, the Company had not paid any acquisition fees to Advisor due to the fact that Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note.  As of March 31, 2012, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of March 31, 2012, the Company had not paid any debt financing fees to Advisor due to the fact that Advisor waived its debt financing fee in connection with the financing of both the Residence Inn Property and the Hyatt Place Note.

In the event that the Company engages Moody National Management as its property manager, the Company expects to pay Moody National Management a market-based property management fee in connection with the operation and management of properties. During the three months ended March 31, 2012 and 2011, Moody National Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2012 and 2011, the Company incurred asset management fees of $16,671 and $18,375, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations.  Advisor waived the asset management fee for the months of February 2012 and March 2012.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price.  As of March 31, 2012, the Company had not paid any disposition fees to Advisor.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2012, total operating expenses of the Company were $988,039, which included $244,712 in operating expenses incurred directly by the Company and $743,327 incurred by Advisor on behalf of the Company.  Of the $988,039 in total operating expenses incurred during the four fiscal quarters ended March 31, 2012, $657,671 exceeded the 2%/25% Limitation and is not an obligation of the Company.  Advisor waived all expenses reimbursable to Advisor for the four fiscal quarters ended March 31, 2012 (“Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor.   Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the Waiver Period shall be paid by Advisor on behalf of the Company.  Additionally, Advisor has incurred $2,079,044 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended March 31, 2012.  Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Perimeter Joint Venture

As discussed in Note 3, in connection with the acquisition of the Residence Inn Property, the Company owns an indirect 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owns the other 25% membership interest in the Perimeter Joint Venture.  Brett C. Moody also owns a 25% equity interest in the TRS.  The Company JV Member serves as the manager of the Perimeter Joint Venture.

Under the terms of the joint venture agreement, the Company JV Member is entitled to receive 100% of cash from operations until it has received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital (the “Preferred Return”).  Once the Company JV Member has received the Preferred Return, the Moody JV Member is entitled to receive 100% of cash from operations until it has received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member receives distributions in accordance with their respective percentage interests.  Distributions constituting a return of capital are paid in the same priority.

The Company JV Member manages the day-to-day operations of the Perimeter Joint Venture subject to customary minority rights of Moody JV Member.  Additionally, so long as Brett C. Moody has any outstanding guaranty of any indebtedness of the Perimeter Joint Venture, (1) the Company JV Member will in good faith consult with Mr. Moody and consider any proposals or recommendations of Mr. Moody regarding any possible refinancing of the Residence Inn Property or any sale of the Residence Inn Property and (2) any sale of the Residence Inn Property shall require the consent of Mr. Moody, which consent shall not be unreasonably withheld.

Note Joint Venture

As discussed in Note 4, as of March 31, 2012, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture.  Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture. The Note Joint Venture Agreement

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

provides that cash proceeds from a sale, exchange, refinancing or other disposition of the Hyatt Place Note will be distributed as follows: (1) first, to each Member of the Note Joint Venture in proportion to their respective unreturned capital contributions to the Note Joint Venture until each member’s unreturned capital contributions have been reduced to zero; (2) second, to Moody National Mortgage until Moody National Mortgage has been distributed an amount equal to approximately 14% of all distributions made to all Members (inclusive of all prior distributions); and (3) thereafter, approximately 14% to Moody National Mortgage and approximately 86%  to the OP and the Members in proportion to their respective membership interests in the Note Joint Venture.  In addition, so long as Moody National Mortgage or Moody National Management has any outstanding guaranty of any indebtedness of the Note Joint Venture, (1) the OP will in good faith consult with Moody National Mortgage and consider any proposals or recommendations of Moody National Mortgage regarding any possible refinancing of indebtedness on the Hyatt Place Note or any sale of the Hyatt Place Note and (2) any sale of the Hyatt Place Note will require the consent of Moody National Mortgage, which consent will not be unreasonably withheld.

Affiliated Promissory Note

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors was entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of March 31, 2012, there were 1,978,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate.  On August 24, 2011, the date of the annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of March 31, 2012, a total of 22,500 shares of restricted stock had been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.  On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the plan as of March 31, 2012.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants.  The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $16,653 and $42,727 for the

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there were 2,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, all of which were granted on August 24, 2011.  The remaining unrecognized compensation expense of $14,697 will be recognized during the second and third quarters of 2012.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2012 and year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance of non-vested shares as of January 1, 2011	7,500	$—
Shares granted on August 24, 2011	7,500	10.00
Shares vested	(9,375)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2011	5,625	10.00
Shares granted	—	—
Shares vested	(1,875)	10.00
Shares forfeited	(1,250)	10.00
Balance of non-vested shares as of March 31, 2012	2,500	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at March 31, 2012, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The composition of the Company’s restricted cash as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Property improvement plan	$535,443	$503,340
Seasonality reserve	50,000	50,000
Insurance	2,167	22,955
Hotel furniture and fixtures	310,268	273,853
Debt service	54,418	81,089
Total restricted cash	$952,296	$931,237

Management Fees

Under a management agreement with an unaffiliated third party existing at March 31, 2012 (the “Management Agreement”), Master Tenant paid a monthly property management fee totaling $59,873 and $54,173 for the three months ended March 31, 2012 and 2011, respectively, equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the three months ended March 31, 2012 and 2011.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

11. Income Taxes

The TRS is a C-Corporation for federal income tax purposes and uses the liability method of accounting for income taxes.  Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority.  Deferred income tax assets and liabilities result from temporary differences.  Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.  A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company for the three months ended March 31, 2012 and 2011 as it intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ending December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.  No provision for income taxes had been made with respect to the Company (other than for the TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

The composition of the Company’s deferred tax liabilities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Deferred tax liability:
Hotel properties	$35,300	$36,700

 As of March 31, 2012, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may be carried forward until 2030.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

The income tax expense (benefit) for the three months ended March 31, 2012 and 2011 consisted of the following:

	2012	2011

Current expense	$10,100	$3,100
Deferred benefit	(1,400)	(1,100)
Total expense, net	$8,700	$2,000

Federal	$6,200	$1,400
State	2,500	600
Total tax expense	$8,700	$2,000

The reconciliation of Federal statutory and effective income tax rates for the TRS which apply to its income before income taxes of $42,000 and $9,000 for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011

Statutory federal rate	15%	15%
State taxes	6%	6%
Total	21%	21%

12. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. As of May 10, 2012, the Company had accepted investors’ subscriptions for, and issued 763,251 shares of the Company’s common stock in the Company’s public offering, including 21,280 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $7,419,710.

Distributions Declared

On March 31, 2012 the Company declared a distribution in the aggregate amount of $44,713, of which $34,875 was paid in cash on April 15, 2012 and $9,838 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On April 30, 2012, the Company declared a distribution in the aggregate amount of $49,010 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on May 15, 2012.

Potential Property Acquisition

On April 12, 2012, the Company, through Moody National Wood-Hou Holding, LLC, its indirect wholly owned subsidiary (“Moody Holding”), entered into an Assignment and Assumption of Purchase Agreement with Moody National Companies, LP, an affiliate of the Company, whereby Moody Holding assumed the Purchase  Agreement, dated and effective as of March 22, 2012, as amended, relating to the acquisition of Homewood Suites Woodlands (the “Woodlands Hotel”), from an unaffiliated third party seller, for an aggregate purchase price of $12,000,000, excluding acquisition costs. The Company intends to finance the acquisition of the Woodlands Hotel with proceeds from its ongoing public offering and the assumption of approximately $6,950,000 of indebtedness.

The acquisition of the Woodlands Hotel is subject to substantial conditions to closing, including: (1) the approval of the lender for the existing indebtedness on the Woodlands Hotel to be assumed by the Company; (2) the sale of a sufficient number of shares of the Company’s common stock in the Company’s public offerings to fund a portion of the purchase price for the Woodlands Hotel; and (3) the absence of a material adverse change to the Woodlands Hotel prior to the date of the acquisition. The closing of the acquisition of the Woodlands Hotel is expected to occur in the third quarter of 2012.  There is no assurance that the Company will close the acquisition of the Woodlands Hotel on the terms described above or at all.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

Amendment to Advisory Agreement

On April 12, 2012, the Company entered into Amendment No.2 (the “Amendment”) to the Advisory Agreement. The Amendment renewed the Advisory Agreement, effective April 15, 2012, for an additional one-year term expiring on April 15, 2013.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing initial public offering and our follow-on offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering and our follow-on offering;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of March 31, 2012, we had accepted investors’ subscriptions for, and issued, 679,175 shares of our common stock in our initial public offering, including 20,244 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $6,589,310.

On April 5, 2011, our board of directors approved an extension of our primary offering until the earlier of the sale of all of the shares of our common stock registered in our primary offering or April 15, 2012. On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock.   Under rules promulgated by the SEC, we can continue our initial public offering until the earlier of October 12, 2012 or the date that the SEC declares the registration statement for our follow-on offering effective.

On February 8, 2012, we were required to temporarily suspend our initial public offering due to the fact our previous auditors, Pannell Kerr Forster of Texas, P.C., notified us that they could not be considered independent for the 2009, 2010 and 2011 fiscal years. We subsequently engaged Frazier & Deeter, LLC to audit our 2009 and 2010 consolidated financial statements and to review our 2011 interim consolidated financial statements.    We recommenced our initial public offering on March 13, 2012.

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

As of March 31, 2012, our portfolio consisted of two investments: (1) a 75% joint venture interest in the Residence Inn property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia; and (2) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our public offerings, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Market Outlook

The economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase between 3.3% and 3.7% in 2012; and between 3.5% and 4.2% in 2013.  GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2012. However, we expect the multifamily sector to improve during 2012 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $326,898 and $9,178, respectively.  This increase was primarily due to an increase in fees due from related parties.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 and 2011 was $25,678 and $1,289, respectively.  For the three months ended March 31, 2012, the cash provided by investing activities was comprised of an increase in restricted cash of $21,059 net of repayments of a mortgage note receivable $46,737.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $1,121,384 and $83,602, consisting primarily of offering proceeds of $1,447,070, which was used to fund $144,707 in offering costs and $90,374 for the payment of dividends.

Cash and Cash Equivalents

As of March 31, 2012, we had cash on hand of $1,887,054.

Debt

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.  As of March 31, 2012, our debt levels did not exceed 300% of the value of our assets.

As of December 31, 2011, our debt-to net assets ratio exceeded 300%.  Our independent directors approved such excess debt due to the fact that our board of directors believed that our outstanding indebtedness was adequately secured and we were able to service our outstanding indebtedness under the terms of our financing agreements.

As of March 31, 2012, our outstanding indebtedness totaled $16,440,819, which consisted of $5,000,000 outstanding on the Citicorp loan, $200,000 outstanding on the REIT JV promissory note and $11,240,819 outstanding on the acquisition note, each described below.

Citicorp Loan. In connection with the acquisition of the Residence Inn property, on May 27, 2010, two of our indirect subsidiaries, Moody National RI Perimeter Holding, LLC and Moody National RI Perimeter Master Tenant, LLC, which we refer to collectively as the “borrower,” entered into a modification on the existing indebtedness on the Residence Inn property in the form of a loan in the aggregate principal amount of $5,000,000, or the Citicorp loan, from Citicorp North America, Inc., or Citi, pursuant to a loan agreement, or the Citicorp loan agreement. The borrower used the proceeds of the Citicorp loan solely to repay the remaining outstanding indebtedness on a loan secured by a security interest in the Residence Inn property made by Citigroup Global Markets Realty Corp. to, among others, Moody National RI Perimeter S, LLC and Moody National RI Perimeter H, LLC, each of which are affiliates of our advisor.

As of March 31, 2012, there was $5,000,000 outstanding on the Citicorp loan. The entire unpaid principal balance of the Citicorp loan and all accrued and unpaid interest thereon will be due and payable in full on June 6, 2015, which we refer to as the “loan maturity date.” Interest on the outstanding principal balance of the Citicorp loan accrues at a per annum rate equal to 6.50%. In the event that, and so long as, any event of default has occurred and is continuing under the Citicorp loan agreement, the outstanding principal balance of the Citicorp loan and, to the extent permitted by law, any overdue and unpaid interest thereon, will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 6.50% plus 5.0%. The borrower makes a monthly payment of interest only from the date of the Citicorp loan agreement through the monthly payment due in June 2012. Beginning with the monthly payment due in July 2012 and for each monthly payment due thereafter through the loan maturity date, the borrower will make a monthly payment of interest, and, to the extent applicable, principal, in an amount determined pursuant to the Citicorp loan agreement. Provided that no event of default has occurred and is continuing, the borrower may, upon thirty days prior written notice to Citi, prepay the Citicorp loan in full. Any prepayment of the Citicorp loan prior to December 6, 2014 will be subject to a prepayment penalty calculated in accordance with the Citicorp loan agreement.

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

Residence Inn Promissory Note. On May 27, 2010, in connection with the acquisition of the Residence Inn property, Moody National Perimeter REIT JV Member, LLC, or Company JV Member, a subsidiary of our operating partnership, issued a promissory note in favor of the Moody National RI Perimeter TO, LLC, or Moody JV Member, an affiliate of our advisor and joint venture partner with Company JV Member, in the aggregate principal amount of $200,000, or the REIT JV promissory note. The entire principal amount of the REIT JV promissory note and all accrued and unpaid interest thereon was originally due and payable in full on May 27, 2011. On June 9, 2011, Company JV Member and the Moody JV Member amended the note such that the maturity date of the REIT JV promissory note was extended for an additional year to May 27, 2012.  The unpaid principal amount of the REIT JV promissory note bears interest at a rate of 1.25% per annum.

Acquisition Note.  In connection with the acquisition of the Hyatt Place note, MNHP Note Holder, LLC, the Note Joint Venture, borrowed $11,483,280 from Patriot Bank, a Texas banking association, or Patriot Bank, pursuant to the acquisition note and the Commercial Loan Agreement, or the loan agreement, by and among Patriot Bank, the Note Joint Venture, Moody National Mortgage, Moody National Management L.P., or Moody National Management, an affiliate of our sponsor, Moody National Realty Company, L.P., or Moody National Realty, an affiliate of our sponsor, and Brett C. Moody.

The entire unpaid principal balance of the acquisition note and all accrued and unpaid interest thereon will be due and payable in full on May 5, 2018, or the acquisition note maturity date. The acquisition note bears interest at a fixed rate of 3.00% per annum through August 21, 2012, or the first change date. For the period from the first change date through August 21, 2015, or the second change date, the mortgage note will bear interest at a fixed rate equal to (1) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S., or the prime rate, in effect as of the first change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law, or the maximum rate. For the period from the second change date through the maturity date, the acquisition note will bear interest at a fixed rate equal to (1) the prime rate in effect as of the second change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum rate.  The Prime Rate at March 31, 2012 was 3.25%.  All amounts of principal and interest due under the acquisition note that are more than ten days past due will bear interest at a rate equal to the applicable interest rate due under the acquisition note for such amounts plus 5.0%. The note joint venture may prepay the acquisition note, in whole or in part, at any time without penalty or premium.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2012:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter

Long-term debt obligations(1)	$16,440,819	$461,894	$772,591	$5,568,595	$9,637,739
Interest payments on outstanding debt obligations(2)	2,966,099	506,134	1,299,211	769,061	391,693
Total	$19,406,918	$968,028	$2,071,802	$6,337,656	$10,029,432

(1)  Amounts include principal payments only.
(2)  Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2012.

Organization and Offering Costs

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of March 31, 2012, total offering costs were $3,708,341 and organization costs were $28,083.  Offering costs of $503,088 were incurred directly by us.  We have reimbursed our advisor for $28,083 in organization costs and $741,458 in offering costs and have a $225,384 receivable from our advisor for offering costs.  The remaining $2,689,179 in offering costs is not a liability of ours because such costs exceed the 15% limit described above.

Operating Expenses

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the four fiscal quarters ended March 31, 2012, our total operating expenses were $988,039, which included $244,712 in operating expenses incurred directly by us and $743,327 incurred by our advisor on our behalf.  Of the $988,039 in total operating expenses incurred during the four fiscal quarters ended March 31, 2012, $657,671 exceeded the 2%/25% limitation and is not our obligation.  Our advisor waived all expenses reimbursable to our advisor for the four fiscal quarters ended March 31, 2012, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor.  Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf.  Additionally, our advisor has incurred $2,079,044 in operating expenses on our behalf prior to the four fiscal quarters ended March 31, 2012. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our joint venture interest in the Residence Inn property.  As of March 31, 2011, we owned the joint venture interest in the Residence Inn property. As of March 31, 2012, we owned joint venture interests in the Residence Inn property and the Hyatt Place note.  As a result, our results of operations for the three months ended March 31, 2012 are not directly comparable to those for the three months ended March 31, 2011.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011

The following table provides summary information about our results of operations for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three months ended 31,		Increase	Percentage
	2012	2011	(Decrease)	Change

Room revenue	$842	$763	$79	10%
Other hotel revenue	13	11	2	2%
Interest income from note receivable	164	-	164	n/a
Hotel operating expenses	601	558	43	8%
Property taxes, insurance and other	53	51	2	4%
Depreciation	65	78	(13)	(17)%
Corporate general and administrative	33	61	(28)	(46)%
Interest expense and amortization of deferred loan costs	178	88	90	102%
Income tax expense	9	2	7	350%
Net Income (Loss)	81	(65)	146	n/a

Revenue

Total revenue increased from $773,897 for the three months ended March 31, 2011 to $1,019,735 for the three months ended March 31, 2012.  This increase was partly due to an increase in room revenues from $762,505 for the three months ended March 31, 2011 to $841,985 for the three months ended March 31, 2012. Other hotel revenue increased from $11,392, to $13,357 for the same periods. The increase in room revenue and other hotel revenue was due to the fact that occupancy and the average room rate increased during the three months ended March 31, 2012 compared to the same period in 2011.  Revenue per available room at the Residence Inn property increased from $65.92 for the three months ended March 31, 2011 to $71.95 for the three months ended March 31, 2012.  The average room rate at the Residence Inn property was $85.05 for the first quarter of 2011 compared to $91.23 for the first quarter of 2012.  Occupancy at the Residence Inn property increased from 77.1% for the three months ended March 31, 2011 to 78.8% for the three months ended March 31, 2012.  In addition, interest income from real estate loan receivable related to the Hyatt Place note was $164,393 for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2011.  We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses increased from $558,175 for the three months ended March 31, 2011 to $601,260 for the three months ended March 31, 2012.  This increase was due to the fact that there was an increase in hotel occupancy at the Residence Inn property from the first quarter of 2011 to the first quarter of 2012. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Others

Property taxes, insurance and other increased from $51,298 for the three months ended March 31, 2011 to $52,873 for the three months ended March 31, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense decreased from $78,214 for the three months ended March 31, 2011 to $64,893 for the three months ended March 31, 2012.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased from $61,101 for the three months ended March 31, 2011 to $33,424 for the three months ended March 31, 2012.  These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees.  The decrease was primarily due to the fact that restricted stock compensation decreased for the three months ended March 31, 2012.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase.  During the three months ended March 31, 2012 and 2011, we incurred interest expense of $177,778 and $88,472, respectively, related to this debt, including amortization of deferred loan costs of $9,363 and $6,622, respectively.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our public offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense increased from $2,000 for the three months ended March 31, 2011 to $8,700 for the three months ended March 31, 2012 primarily due to the fact that taxable income at the Residence Inn property increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net Income (Loss)

We had net income of $80,807 for the three months ended March 31, 2012 compared to a net loss of $65,363 for the three months ended March 31, 2011. Our increase in net income for the three months ended March 31, 2012 is due to the factors described above and the fact that we own two real estate investments at March 31, 2012 compared to one investment at March 31, 2011.  Excluding income (loss) attributable to a noncontrolling interest in a consolidated joint venture of $29,441 and $(915) and income (loss) attributable to a noncontrolling interest in common operating partnership units of $14 and $(1), net income (loss) attributable to us was $51,352 and $(64,447) for the three months ended March 31, 2012 and 2011, respectively.

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

We lease the hotel we acquired to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $10,100 and $3,100 in current income taxes for the three months ended March 31, 2012 and 2011, respectively.  We had a net deferred tax liability of $35,300 and $36,700 as of March 31, 2012 and December 31, 2011, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no material uncertain tax positions as of March 31, 2012.

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

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	39
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such losses for the three months ended March 31, 2012 and 2011.

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

Note Receivable

We provide first-mortgage financing in the form of a note receivable. The loan is held for investment and is intended to be held to maturity and, accordingly, is recorded at cost, net of the allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan.  We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

Impairment of Note Receivable

We review the note receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts recorded as assets on the balance sheet. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. We did not record a valuation allowance during the year ended three months ended March 31, 2012.

Earnings (loss) per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  Non-vested shares of restricted stock are included in the calculation of earnings per share because the effect would not be anti-dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of March 31, 2012, our only investments consisted of our 75% joint venture interest in the Residence Inn property and our 74.5% joint venture interest in the Hyatt Place note.  Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the three months ended March 31, 2012 and 2011:

	Distributions Paid (1)
Period	Cash	DRIP (2)	Total

First Quarter 2011	$42,398	$27,746	$70,144

First Quarter 2012	$90,374	26,723	$117,097

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $70,144 in aggregate distributions in the first quarter of 2011 which was comprised of $42,398 in cash distributions and $27,746 in shares issued pursuant to our distribution reinvestment plan.  We paid $117,097 in aggregate distributions for the first quarter of 2012, which was comprised of $90,374 in cash distributions and $26,723 shares issued pursuant to our distribution reinvestment plan.  For the three months ended March 31, 2011 and 2012, we had cash used in operating activities of $9,178 and $326,898, respectively.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended March 31,
	2012	2011

Net Income (Loss)	$80,807	$(65,363)
Adjustments:
Depreciation of real estate assets	64,893	78,214
Adjustments for noncontrolling interests	(45,665)	(18,638)
Funds from Operations	100,035	(5,787)
Adjustments:
Stock/unit-based compensation	16,653	42,727
Amortization of deferred loan costs	9,363	6,622
Adjustments for noncontrolling interests	(2,359)	(1,656)
Modified Funds from Operations	$123,692	$41,906

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of the Residence Inn property and the Hyatt Place note.  See Note 7 (Related Party Arrangements) to our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for further discussion of these related party transactions.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009.  Our initial public offering will terminate on the earlier of October 12, 2012 or the date the SEC declares the registration statement relating to our follow-on offering effective.  As of May 10, 2012, we had accepted investors’ subscriptions for, and issued, 763,251 shares of our common stock in our initial public offering, including 21,280 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $7,419,710.

Distributions Declared

On March 31, 2012, we declared a distribution in the aggregate amount of $44,713, of which $34,875 was paid in cash on April 15, 2012 and $9,838 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On April 30, 2012, we declared a distribution in the aggregate amount of $49,010, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on May 15, 2012.

Potential Property Acquisition

On April 12, 2012, we, through Moody National Wood-Hou Holding, LLC, our indirect wholly owned subsidiary, or Moody Holding, entered into an Assignment and Assumption of Purchase Agreement with Moody National Companies, LP, an affiliate of our advisor, whereby Moody Holding assumed the Purchase  Agreement, dated and effective as of March 22, 2012, as amended, relating to the acquisition of Homewood Suites Woodlands, or the Woodlands Hotel, from an unaffiliated third party seller, for an aggregate purchase price of $12,000,000, excluding acquisition costs. We intend to finance the acquisition of the Woodlands Hotel with proceeds from our initial public offering and the assumption of approximately $6,950,000 of indebtedness.

The acquisition of the Woodlands Hotel is subject to substantial conditions to closing, including: (1) the approval of the lender for the existing indebtedness on the Woodlands Hotel to be assumed by us; (2) the sale of a sufficient number of shares of common stock in our public offerings to fund a portion of the purchase price for the Woodlands Hotel; and (3) the absence of a material adverse change to the Woodlands Hotel prior to the date of the acquisition. The closing of the acquisition of the Woodlands Hotel is expected to occur in the third quarter of 2012.  There is no assurance that we will close the acquisition of the Woodlands Hotel on the terms described above or at all.

Amendment to Advisory Agreement

On April 12, 2012, we entered into Amendment No.2 to the Amended and Restated Advisory Agreement by and among us, our operating partnership and our advisor. The amendment renewed the advisory agreement, effective April 15, 2012, for an additional one-year term expiring on April 15, 2013.

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

As of March 31, 2012, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated.  However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of March 31, 2012, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, we did not repurchase any of our securities.

During the three months ended March 31, 2012, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. Our initial public offering will terminate on the earlier of October 12, 2012 or the date the SEC declares our registration statement relating to our follow-on offering effective.

As of March 31, 2012, we had accepted investors’ subscriptions for, and issued, 679,175 shares of our common stock in our initial public offering, including 20,244 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds, net of $502,583 in selling commissions and dealer manager fees and $516,579 in offering costs, of $5,570,148.

As of March 31, 2012, we had used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase real estate and $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase an interest in a promissory note.  As of March 31, 2012, we have paid $154,955 of acquisition fees and expenses.  For more information regarding how we used our net offering proceeds through March 31, 2012, see our financial statements included in this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Fee and Expense Waiver Letter

On March 31, 2012, we entered into a fee and expense waiver letter with our advisor whereby our advisor waived all expenses reimbursable to our advisor for the four fiscal quarters ended March 31, 2012, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf.  Additionally, our advisor waived the asset management fee payable by us pursuant to our advisory agreement with our advisor for February and March 2012.

Appointment of Director

On May 9, 2012, our board of directors appointed Charles L. Horn as a director to fill the vacancy on the board left by the resignation of Lawrence S. Jones. Mr. Horn will also serve as the chairman of our audit committee and as the “audit committee financial expert.”

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
3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Fee and Expense Waiver Agreement, dated March 31, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

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

MOODY NATIONAL REIT I, INC.

Date: May 15, 2012	By:	/s/ Brett C. Moody
Brett C. Moody Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Robert W. Engel
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
3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Fee and Expense Waiver Agreement, dated March 31, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

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