Form 10-Q
period 2012-06-30
Moody National REIT I, Inc.
filed 2012-08-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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
Yes  ☐  No  ☒

As of August 7, 2012, there were 1,057,072 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Investment in hotel properties, net	$7,139,610	$7,028,732
Cash and cash equivalents	3,185,923	1,066,890
Restricted cash	778,188	931,237
Accounts receivable, net of allowance of $6,000 and $6,000, respectively	160,723	50,332
Mortgage note receivable	12,563,138	12,655,433
Prepaid expenses and other assets	586,287	50,196
Deferred loan costs, net of accumulated amortization of $67,851 and $49,125, respectively	138,672	157,398

Total Assets	$24,552,541	$21,940,218

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$16,162,680	$16,519,304
Accounts payable and accrued expenses	256,686	179,846
Due to related parties	—	28,254
Dividends payable	60,560	37,765
Deferred income tax liability	46,200	36,700

Total Liabilities	16,526,126	16,801,869

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 954,999 and 576,377 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	9,550	5,764
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	7,895,007	4,885,131
Accumulated deficit	(971,901)	(803,717)
Total stockholders’ equity	6,932,656	4,087,178
Noncontrolling interest - 100 common units of the Operating Partnership	871	884
Noncontrolling interest in consolidated joint ventures	1,091,888	1,049,287
Total Equity	8,025,415	5,137,349

TOTAL LIABILITIES AND EQUITY	$24,552,541	$21,940,218

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue
Room revenue	$919,891	$861,509	$1,761,876	$1,624,014
Other hotel revenue	13,193	16,514	26,550	27,906
Total hotel revenue	933,084	878,023	1,788,426	1,651,920
Interest income from note receivable	165,575	49,233	329,968	49,233
Total revenue	1,098,659	927,256	2,118,394	1,701,153

Expenses
Hotel operating expenses	610,132	580,320	1,211,392	1,138,495
Property taxes, insurance and other	53,606	49,912	106,479	101,210
Depreciation	80,844	78,214	145,737	156,428
Corporate general and administrative	41,353	18,846	74,777	79,947
Total expenses	785,935	727,292	1,538,385	1,476,080

Operating Income	312,724	199,964	580,009	225,073

Interest expense and amortization of deferred loan costs	176,893	116,152	354,671	204,624

Income before income taxes	135,831	83,812	225,338	20,449
Income tax expense (benefit)
Current	16,900	39,300	27,000	42,400
Deferred	10,900	(7,000)	9,500	(8,100)
Total income tax expense	27,800	32,300	36,500	34,300
Net Income (Loss)	108,031	51,512	188,838	(13,851)
Income attributable to noncontrolling interest in consolidated joint ventures	(37,400)	(17,984)	(66,841)	(17,069)

Income attributable to noncontrolling interest in common operating partnership units	(13)	(14)	(27)	(13)
Net income (loss) attributable to common shareholders	$70,618	$33,514	$121,970	$(30,933)

Net income (loss) per common share, basic and diluted	$0.08	$0.09	$0.17	$(0.08)
Dividends declared per common share	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding	831,445	389,191	729,542	373,393

See accompanying notes to condensed consolidated financial statements

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2012
(Unaudited)

	Common Stock		Preferred Stock					Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Ventures	Total Equity

Balance at January 1, 2012	576,377	$5,764	—	$		$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349
Issuance of common stock and operating partnership units, net of offering costs	368,285	3,683	—		—	2,908,131	—	—	—	—	2,911,814
Issuance of common stock pursuant to dividend reinvestment plan	6,587	66	—		—	62,513	—	—	—	—	62,579
Compensation plan shares forfeited	(1,250)	(13)	—		—	(2,583)	—	—	—	—	(2,596)
Stock/unit-based compensation expense	5,000	50	—		—	41,815	—	—	—	—	41,865
Net income	—	—	—		—	—	121,970	—	27	66,841	188.838
Dividends and distributions declared	—	—	—		—	—	(290,154)	—	(40)	(24,240)	(314,434)

Balance at June 30, 2012	954,999	$9,550	—		$—	$7,895,007	$(971,901)	100	$871	$1,091,888	$8,025,415

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$188,838	$(13,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145,737	156,428
Amortization of deferred loan costs	18,726	14,203
Stock-based compensation	39,269	43,197
Deferred income tax (benefit)	9,500	(8,100)
Changes in operating assets and liabilities -
Accounts receivable	(110,391)	(86,082)
Prepaid expenses and other assets	(536,091)	(152,068)
Accounts payable and accrued expenses	76,840	210,813
Due to related parties	(28,254)	(110,377)
Net cash (used in) provided by operating activities	(195,826)	54,163
Cash flows from investing activities
(Increase) decrease in restricted cash	153,049	(7,549)
Acquisition of note receivable	—	(1,275,919)
Repayments of mortgage note receivable	92,295	13,850
Additions to hotel properties	(256,615)	(36,902)
Net cash used in investing activities	(11,271)	(1,306,520)
Cash flows from financing activities
Proceeds from issuance of common stock	3,682,846	511,000
Offering costs	(771,032)	(51,100)
Dividends paid	(204,820)	(88,989)
Repayments of notes payable	(356,624)	(9,729)
Payments of deferred financing costs	—	(71,234)
Contributions from noncontrolling interest in joint venture	—	181,000
Distributions to noncontrolling interest in joint venture	(24.240)	—
Net cash provided by financing activities	2,326,130	470,948

Net change in cash and cash equivalents	2,119,033	(781,409)
Cash and cash equivalents at beginning of period	1,066,890	922,143
Cash and cash equivalents at end of period	$3,185,923	$140,734
Supplemental Cash Flow Information
Interest paid	$314,809	$181,530
Income taxes paid	$93,625	$10,886
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$193,529	$34,171
Note payable to finance acquisition of note receivable	$—	$11,483,280
Issuance of common stock from dividend reinvestment plan	$62,579	$57,089
Accrued dividend payable	$60,560	$26,598

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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

On April 5, 2011, the Company’s board of directors approved an extension of the primary offering until the earlier of the sale of all of the shares of the Company’s common stock registered in its primary offering or April 15, 2012. On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. Under rules promulgated by the SEC, the Company can continue its initial public offering until the earlier of October 12, 2012 and the date that the SEC declares effective the registration statement for the Company’s follow-on offering.  As of June 30, 2012, the Company had accepted investors’ subscriptions for, and issued, 906,527 shares of the Company’s common stock in its public offering, including 24,019 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $8,825,086.

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

As of June 30, 2012, the Company’s portfolio consisted of (1) a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”) and (2) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”).  The Company began operations on May 27, 2010 with the acquisition of its joint venture interest in the Residence Inn Property.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of asset sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company does not have a VIE interest as of June 30, 2012.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 27, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company exceed 15% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Company’s public offering. Such organization and offering costs shall include selling commissions and dealer manager fees paid to the dealer manager in the public offering, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of June 30, 2012, total offering costs were $4,149,874 and organization costs were $28,083.  Offering costs of $726,666 were incurred directly by the Company.  The Company has reimbursed Advisor for $28,083 in organization costs and $842,458 in offering costs and has a $209,218 receivable from Advisor for offering costs, which is recorded as an offset to additional paid-in capital.  The remaining $2,789,968 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes. The Company previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because it had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010. In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing the Company’s 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012. The Company discovered that it may not have made a timely election to treat a subsidiary of the OP as a taxable REIT subsidiary, which could have prevented the Company from qualifying as a REIT for 2011. The Company requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and received such relief in June 2012.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

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

The Company leases the hotel it acquired to a taxable REIT subsidiary that is subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of June 30, 2012.

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

Concentration of Credit Risk

As of June 30, 2012, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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
June 30, 2012
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

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three and six months ended June 30, 2012 and 2011.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s hotel property which could then result in an impairment which could result in a material change to the Company’s financial statements.

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
June 30, 2012
(unaudited)

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the six months ended June 30, 2012.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company, an earnest money deposit for a property acquisition, a hotel franchise application fee and a loan application fee.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

Deferred Loan Costs

Deferred loan costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $67,851 and $49,125 as of June 30, 2012 and December 31, 2011, respectively.  Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2012	$18,933
2013	37,556
2014	37,556
2015	22,253
Thereafter	22,374
Total	$138,672

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 6,250 shares, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Land	$1,102,500	$1,102,500
Buildings and improvements	5,901,500	5,901,500
Furniture, fixtures and equipment	771,140	514,525
Total cost	7,775,140	7,518,525
Accumulated depreciation	(635,530)	(489,793)
Investment in hotel properties, net	$7,139,610	$7,028,732

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

In connection with the acquisition of the Residence Inn Property, the Company formed Moody National RI Perimeter Master Tenant, LLC (the “TRS”), which the Company intends to be taxed as a taxable REIT subsidiary.  The Company owns 75% of the outstanding equity interest of the TRS and Brett C. Moody owns 25% of the outstanding equity interest.  Upon the closing of the acquisition of the Residence Inn Property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS (the “Master Tenant”), entered into an operating lease agreement pursuant to which the TRS leases the Residence Inn Property to the Master Tenant.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

4. Notes Receivable

Notes receivable consisted of the following at June 30, 2012 and December 31, 2011:

June 30, 2012	December 31, 2011
$12,563,138	$12,655,433

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”).  For additional information on the terms of the Acquisition Note, see Note 5. As of June 30, 2012, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the term of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note bears interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will bear interest at a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the Maximum Rate.  The Prime Rate at June 30, 2012 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

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

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

5. Debt

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly.  As of June 30, 2012, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of December 31, 2011, the Company’s debt-to net assets ratio exceeded 300%.  The Company’s independent directors approved such excess debt due to the fact that the Company’s board of directors believed that the Company’s outstanding indebtedness was adequately secured and the Company was able to service its outstanding indebtedness under the terms of its financing agreements.

As of June 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following:

	Principal as of June 30, 2012	Principal as of December 31, 2011	Interest Rate at June 30, 2012	Maturity Date
Residence Inn Citcorp Loan(1)	$5,000,000	$5,000,000	6.50%	June 6, 2015
Hyatt Place Acquisition Note(2)	11,162,680	11,319,304	3.00%	May 5, 2018
Affiliated Promissory Note(3)	−	200,000	—	—
Total	$16,162,680	$16,519,304

(1)	Principal payments of $24,763, $53,096, $56,851 and $4,865,290 are due for the years 2012, 2013, 2014 and 2015, respectively.
(2)
The Acquisition Note bears interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Note Change Date”). For the period from the First Acquisition Note Change Date through August 21, 2015 (the “Second Acquisition Note Change Date”), the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the First Acquisition Note Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. For the period from the Second Acquisition Note Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Note Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. Principal payments of $158,999, $326,290, $336,354, $346,729, $356,576 and $9,637,732 are due for the years 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

(3)	The Affiliated Promissory Note was repaid in full on May 27, 2012.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. The Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; and cancelled 1,250 unvested shares of restricted stock on February 29, 2012, pursuant to the Independent Directors Compensation Plan as described in Note 8.  As of June 30, 2012, the Company had issued 906,527 shares of common stock in the Company’s initial public offering, including 24,019 shares issued pursuant to the DRIP. As of June 30, 2012, there were a total of 954,999 shares of the Company’s common stock issued and outstanding.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the six months ended June 30, 2011 and 2012.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	46,591	29,343	75,934
Total	$88,989	$57,089	$146,078

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Total	$204,820	$62,579	$267,399

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at June 30, 2012 was $1,091,888, which represented ownership interests owned by others in the Perimeter Joint Venture and Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $37,400 and $17,984 for the three months ended June 30, 2012 and 2011, respectively, and $66,841 and $17,069 for the six months ended June 30, 2012 and 2011, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s initial public offering. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s initial public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP.  As of June 30, 2012, the Company paid Moody Securities $409,570 in selling commissions and $93,014 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2012 and December 31, 2011, Advisor and its affiliates had incurred organizational and offering expenses of $3,451,000 and $2,813,000, respectively.  As of June 30, 2012, total offering costs were $4,149,874 and organization costs were $28,083.  Offering costs of $726,666 were incurred directly by the Company.  As of June 30, 2012, the Company reimbursed Advisor for $28,083, in organization costs and $842,458 in offering costs and had a $209,218 receivable from Advisor for offering costs, which is recorded as an offset to additional paid-in capital.  The remaining $2,789,968 in offering costs is not a liability of the Company because such costs exceeded the 15% limit described above.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, will receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of June 30, 2012, the Company had not paid any acquisition fees to Advisor due to the fact that Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note.  As of June 30, 2012, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of June 30, 2012, the Company had not paid any debt financing fees to Advisor due to the fact that Advisor waived its debt financing fee in connection with the financing of both the Residence Inn Property and the Hyatt Place Note.

In the event that the Company engages Moody National Management as its property manager, the Company expects to pay Moody National Management a market-based property management fee in connection with the operation and management of properties. During the three and six months ended June 30, 2012 and 2011, Moody National Management was not engaged to manage any properties for the Company.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended June 30, 2012 and 2011, the Company incurred asset management fees of $16,632 and $18,375, respectively, and for the six months ended June 30, 2012 and 2011, the Company incurred asset management fees of $33,303 and $36,750, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations.  Advisor waived the asset management fee for the months of February 2012, March 2012, May 2012 and June 2012.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price.  As of June 30, 2012, the Company had not paid any disposition fees to Advisor.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2012, total operating expenses of the Company were $884,721, which included $204,013 in operating expenses incurred directly by the Company and $680,708 incurred by Advisor on behalf of the Company.  Of the $884,721 in total operating expenses incurred during the four fiscal quarters ended June 30, 2012, $491,385 exceeded the 2%/25% Limitation and is not an obligation of the Company.  Advisor waived all expenses reimbursable to Advisor for the four fiscal quarters ended June 30, 2012 (“Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor.   Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the Waiver Period shall be paid by Advisor on behalf of the Company.  Additionally, Advisor has incurred $2,263,489 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended June 30, 2012.  Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Perimeter Joint Venture

As discussed in Note 3, in connection with the acquisition of the Residence Inn Property, the Company owns a 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owns the other 25% membership interest in the Perimeter Joint Venture.  Brett C. Moody also owns a 25% equity interest in the TRS.  The Company JV Member serves as the manager of the Perimeter Joint Venture.

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

Note Joint Venture

As discussed in Note 4, as of June 30, 2012, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture.  Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

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

Affiliated Promissory Note

In connection with the acquisition of the Residence Inn Property, Company JV Member issued the Promissory Note in favor of the Moody JV Member for an aggregate principal amount of $200,000.  The promissory note accrued interest at 1.25% per annum. The entire principal amount of the Promissory Note and all accrued and unpaid interest thereon was paid in full on May 27, 2012.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. As of June 30, 2012, there were 1,973,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate.  On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the plan as of March 31, 2012.  On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares, resulting in a total of 26,250 shares of restricted stock that had been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants.  The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted.  The Company recorded compensation related to shares of restricted stock of $22,616 and $470 for the three months ended June 30, 2012 and 2011, respectively, and $39,269 and $43,197 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, there were 6,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, all of which were granted on August 24, 2011.  The remaining unrecognized compensation expense of $42,081 will be recognized during the third and fourth quarters of 2012 and the first and second quarters of 2013.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2012 and year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2011	7,500	$10.00
Shares granted on August 24, 2011	7,500	10.00
Shares vested	(9,375)	10.00
Shares forfeited	–	–

Balance of non-vested shares as of December 31, 2011	5,625	10.00
Shares granted	5,000	–
Shares vested	(3,125)	10.00
Shares forfeited	(1,250)	10.00
Balance of non-vested shares as of June 30, 2012	6,250	$10.00

9. Subordinated Participation Interest

Pursuant to the limited partnership agreement of the OP, the holder of the Special Units will be entitled to distributions from the OP in an amount equal to 15% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received in the aggregate cumulative distributions from operating income, sales proceeds or other sources equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement or (2) a listing of the Company’s common stock on a national securities exchange.

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2012, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

The composition of the Company’s restricted cash as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Property improvement plan	$289,997	$503,340
Seasonality reserve	50,000	50,000
Insurance	8,666	22,955
Hotel furniture and fixtures	346,546	273,853
Debt service	82,979	81,089
Total restricted cash	$778,188	$931,237

Management Fee

Under a management agreement with an unaffiliated third party existing at June 30, 2012 (the “Management Agreement”), Master Tenant paid a monthly property management fee totaling $65,315 and $61,461 for the three months ended June 30, 2012 and 2011, respectively, and $125,188 and $115,634 for the six months ended June 30, 2012 and 2011, respectively, equal to 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). No incentive management fee had been earned for the three months ended June 30, 2012 and 2011.  The Management Agreement expires in 2024, with renewal options. If the Company terminates the Management Agreement prior to its expiration, the Company may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, the Company may substitute a new property management agreement.

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

No provision for income taxes has been made for the Company (other than the TRS) for the three and six months ended June 30, 2012 and 2011 as it intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.  No provision for income taxes had been made with respect to the Company (other than for the TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

The composition of the TRS deferred tax liabilities as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Deferred tax liability:
Hotel properties	$46,200	$36,700

As of June 30, 2012, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes.  These net operating loss carryforwards may be carried forward until 2030.

Moody National REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

The income tax expense (benefit) for the three months and six months ended June 30, 2012 and 2011 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Current expense	$16,900	$39,300	$27,000	$42,400
Deferred expenses (benefit)	10,900	(7,000)	9,500	(8,100)
Total expense, net	$27,800	$32,300	$36,500	$34,300

Federal	$23,200	$26,900	$29,400	$28,300
State	4,600	5,400	7,100	6,000
Total tax expense	$27,800	$32,300	$36,500	$34,300

The reconciliation of Federal statutory and effective income tax rates for the TRS which apply to its income before income taxes of $77,000 and $91,000 for the three months ended June 30, 2012 and 2011, respectively, and $118,000 and $100,000 for the six months ended June 30, 2012 and 2011, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Statutory federal rate	30%	30%	25%	28%
State taxes	6%	6%	6%	6%
Total	36%	36%	31%	34%

12. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. As of August 7, 2012, the Company had accepted investors’ subscriptions for, and issued 971,400 shares of the Company’s common stock in the Company’s public offering, including 25,666 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $9,457,347.

Distributions Declared

On June 30, 2012, the Company declared a distribution in the aggregate amount of $60,560, of which $44,913 was paid in cash on July 13, 2012 and $15,647 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On July 31, 2012, the Company declared a distribution in the aggregate amount of $67,552 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on August 15, 2012.

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

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are offering shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our primary offering from time to time during the offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of June 30, 2012, we had accepted investors’ subscriptions for, and issued, 906,527 shares of our common stock in our initial public offering, including 24,019 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $8,825,086.

On April 5, 2011, our board of directors approved an extension of our primary offering until the earlier of the sale of all of the shares of our common stock registered in our primary offering or April 15, 2012. On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock.   Under rules promulgated by the SEC, we can continue our initial public offering until the earlier of October 12, 2012 and the date that the SEC declares the registration statement for our follow-on offering effective.

On February 8, 2012, we were required to temporarily suspend our initial public offering due to the fact our previous auditors, Pannell Kerr Forster of Texas, P.C., notified us that they could not be considered independent for the 2009, 2010 and 2011 fiscal years. We subsequently engaged Frazier & Deeter, LLC to audit our 2009, 2010 and 2011 consolidated financial statements and to review our 2011 interim consolidated financial statements.  We recommenced our initial public offering on March 13, 2012.

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

Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement which has a term ending April 15, 2013 subject to a one-year renewal.  We refer to Moody National Advisor I, LLC as our “advisor.”  Our advisor conducts our operations and manages our portfolio of real estate investments.

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

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing in the taxable year ended December 31, 2011.  We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.  In order to elect to be taxed as a REIT for the year ended December 31, 2011, such election would be made by filing our 2011 federal income tax return as a REIT, which return should be filed, taking into account available exceptions, by September 15, 2012. We discovered that we may not have made a timely election to treat a subsidiary of our operating partnership as a taxable REIT subsidiary, which could have prevent us from qualifying as a REIT for 2011. We requested relief from any inadvertent failure to make a timely taxable REIT subsidiary election and received such relief in June 2012.

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

Our Portfolio

As of June 30, 2012, our portfolio consisted of two investments: (1) a 75% joint venture interest in the Residence Inn property, a 128 room hotel property situated on an approximately 225,127 square foot (5.17 acre) parcel of land in Atlanta, Georgia; and (2) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel.

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

Market Outlook

The economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. Federal Reserve forecasts that GDP will increase between 1.9% and 2.4% in 2012; between 2.2% and 2.8% in 2013; and between 3.0% and 3.5% in 2014.  GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties.  The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.  By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2012. However, we expect the multifamily sector to improve during 2012 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

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

Net Cash (Used in) Provided by  Operating Activities

Net cash (used in) provided by operating activities for the six months ended June 30, 2012 and 2011 was $(195,826) and $54,163, respectively.  For the six months ended June 30, 2012, the primary uses of cash in operating activities were expenditures for an earnest money deposit, a hotel franchise fee and a loan application fee.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $11,271 and $1,306,520, respectively.  For the six months ended June 30, 2012, cash used in investing activities was comprised of a decrease in restricted cash of $153,049 and repayments of a mortgage note receivable of $92,295 offset by additions to hotel properties of $256,615.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $2,326,130 and $470,948, respectively.  For the six months ended June 30, 2012, net cash provided by financing activities consisted primarily of offering proceeds of $3,682,846, which was used to fund $771,032 in offering costs, $204,820 for the payment of dividends, and $356,624 for repayments of notes payable.

Cash and Cash Equivalents

As of June 30, 2012, we had cash on hand of $3,185,923.

Debt

Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.  As of June 30, 2012, our debt levels did not exceed 300% of the value of our assets.

As of December 31, 2011, our debt-to net assets ratio exceeded 300%.  Our independent directors approved such excess debt due to the fact that our board of directors believed that our outstanding indebtedness was adequately secured and we were able to service our outstanding indebtedness under the terms of our financing agreements.

As of June 30, 2012, our outstanding indebtedness totaled $16,162,680, which consisted of $5,000,000 outstanding on the Citicorp loan and $11,162,680 outstanding on financing for the Hyatt Place note. For additional information on our outstanding debt, see Note 5 to the unaudited consolidated financial statements included herein.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2012:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations(1)	$16,162,680	$183,762	$772,591	$5,568,595	$9,637,732
Interest payments on outstanding debt obligations(2)	2,794,063	334,098	1,299,211	769,061	391,693
Total	$18,956,743	$517,860	$2,071,802	$6,337,656	$10,029,425

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2012.

Organization and Offering Costs

Our organization and offering costs are incurred by our advisor on our behalf.  Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our initial public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15% of the gross offering proceeds from the sale of our shares of common stock in our initial public offering. As of June 30, 2012, total offering costs were $4,149,874 and organization costs were $28,083.  Offering costs of $726,666 were incurred directly by us.  We have reimbursed our advisor for $28,083 in organization costs and $842,458 in offering costs and have a $209,218 receivable from our advisor for offering costs. which is recored as an offset to additional paid-in capital.  The remaining $2,789,968 in offering costs is not a liability of ours because such costs exceed the 15% limit described above.

Operating Expenses

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the four fiscal quarters ended June 30, 2012, our total operating expenses were $884,721, which included $204,013 in operating expenses incurred directly by us and $680,708 incurred by our advisor on our behalf.  Of the $884,721 in total operating expenses incurred during the four fiscal quarters ended June 30, 2012, $491,385 exceeded the 2%/25% limitation and is not our obligation.  Our advisor waived all expenses reimbursable to our advisor for the four fiscal quarters ended June 30, 2012, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor.  Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf.  Additionally, our advisor has incurred $2,263,489 in operating expenses on our behalf prior to the four fiscal quarters ended June 30, 2012. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our joint venture interest in the Residence Inn property.  As of June 30, 2011 and 2012, we owned the joint venture interests in the Residence Inn property and the Hyatt Place note.  Because we acquired the Hyatt Place note on June 3, 2011, our results of operations for the three and six months ended June 30, 2012 are not directly comparable to those for the three months and six ended June 30, 2011.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011

The following table provides summary information about our results of operations for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
Room revenue	$920	$862	$58	7%
Other hotel revenue	13	17	(4)	(24)%
Interest income from note receivable	166	49	117	239%
Hotel operating expenses	610	580	30	5%
Property taxes, insurance and other	54	50	4	8%
Depreciation	81	78	3	4%
Corporate general and administrative	41	19	22	116%
Interest expense and amortization of deferred loan costs	177	116	61	53%
Income tax expense	28	32	(4)	(12)%
Net Income	108	52	56	108%

Revenue

Total revenue increased from $927,256 for the three months ended June 30, 2011 to $1,098,659 for the three months ended June 30, 2012.  This increase was partly due to an increase in room revenues from $861,509 for the three months ended June 30, 2011 to $919,891 for the three months ended June 30, 2012. Other hotel revenue decreased from $16,514 to $13,193 for the same periods.  The increase in room revenue was due to the fact that occupancy and the average room rate increased during the three months ended June 30, 2012 compared to the same period in 2011.  Revenue per available room at the Residence Inn property increased from $76.22 for the three months ended June 30, 2011 to $78.04 for the three months ended June 30, 2012.  The average room rate at the Residence Inn property was $90.09 for the second quarter of 2011 compared to $92.07 for the second quarter of 2012.  Occupancy at the Residence Inn property increased from 84.6% for the three months ended June 30, 2011 to 84.8% for the three months ended June 30, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Interest income from real estate loan receivable related to the Hyatt Place note was $165,575 for the three months ended June 30, 2012 and $49,233 for the three months ended June 30, 2011. This increase in interest income was due to the fact that we owned our interest in the Hyatt Place note for the full period in 2012.

Hotel Operating Expenses

Hotel operating expenses increased from $580,320 for the three months ended June 30, 2011 to $610,132 for the three months ended June 30, 2012.  This increase was due to the fact that there was an increase in hotel occupancy at the Residence Inn property from the first quarter of 2011 to the first quarter of 2012. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Others

Property taxes, insurance and other increased from $49,912 for the three months ended June 30, 2011 to $53,606 for the three months ended June 30, 2012.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense increased from $78,214 for the three months ended June 30, 2011 to $80,844 for the three months ended June 30, 2012.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $18,846 for the three months ended June 30, 2011 to $41,353 for the three months ended June 30, 2012.  These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees.  The increase in corporate general and administrative expenses was primarily due to increases in restricted stock compensation for the three months ended June 30, 2012.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

Our acquisition of a joint venture interest in the Residence Inn property involved the assumption of $5,000,000 of existing indebtedness secured by the Residence Inn property and the issuance of a $200,000 promissory note.  In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase of the Hyatt Place note.  During the three months ended June 30, 2012 and 2011, we incurred interest expense of $176,893 and $116,152, respectively, related to this debt, including amortization of deferred loan costs of $9,363 and $7,581, respectively.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our public offerings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense decreased from $32,300 for the three months ended June 30, 2011 to $27,800 for the three months ended June 30, 2012 primarily due to the fact that taxable income at the Residence Inn property decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net Income

We had net income of $108,031 for the three months ended June 30, 2012 compared to a net income of $51,512 for the three months ended June 30, 2011. Our increase in net income for the three months ended June 30, 2012 is due to the factors described above and the fact that we owned two real estate investments for the entire quarter ended June 30, 2012 compared to having one investment for only a partial quarter in 2011.  Excluding income attributable to a noncontrolling interest in a consolidated joint ventures of $37,400 and $17,984 and income attributable to a noncontrolling interest in common operating partnership units of $13 and $14, net income attributable to us was $70,618 and $33,514 for the three months ended June 30, 2012 and 2011, respectively.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011

The following table provides summary information about our results of operations for the six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
Hotel revenue	$1,762	$1,624	$138	8%
Other hotel revenue	27	28	(1)	(4)%
Interest income note receivable	330	49	281	573%
Hotel operating expenses	1,211	1,138	73	6%
Property taxes, insurance and other	106	101	5	5%
Depreciation	146	156	(10)	(6)%
Corporate general and administrative	75	79	(4)	(5)%
Interest expense and amortization of deferred loan costs	355	204	151	74%
Income tax expense	36	34	2	6%
Net Income (Loss)	189	(14)	203	n/a

Revenue

Total revenue increased from $1,701,153 for the six months ended June 30, 2011 to $2,118,394 for the six months ended June 30, 2012.  This increase was primarily due to an increase in room revenues from $1,624,014 for the six months ended June 30, 2011 to $1,761,876 for the six months ended June 30, 2012. Other hotel revenue, which consists primarily of food sales at the Residence Inn property, decreased from $27,906 for the six months ended June 30, 2011 to $26,550 for the six months ended June 30, 2012. The increase in room revenue was due to the fact that occupancy and the average room rate increased during the six months ended June 30, 2012 compared to the same period in 2011.  Revenue per available room at the Residence Inn property increased from $70.74 for the six months ended June 30, 2011 to $74.95 for the six months ended June 30, 2012.  The average room rate at the Residence Inn property was $87.78 for the first two quarters of 2011 compared to $91.67 for the first two quarters of 2012.  Occupancy at the Residence Inn property increased from 80.6% for the six months ended June 30, 2011 to 81.8% for the six months ended June 30, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Interest income from real estate loan receivable related to the Hyatt Place note was $329,968 for the six months ended June 30, 2012 and $49,233 for the six months ended June 30, 2011.  This increase in interest income was due to the fact that we owned our interest in the Hyatt Place note for the full period in 2012.

Hotel Operating Expenses

Hotel operating expenses increased from $1,138,495 for the six months ended June 30, 2011 to $1,211,392 for the six months ended June 30, 2012. This increase was due to the fact that there was an increase in hotel occupancy at the Residence Inn property from the first two quarters of 2011 to the first two quarters of 2012. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased from $101,210 for six months ended June 30, 2011 to $106,479 for the six months ended June 30, 2012.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation

Depreciation expense decreased from $156,428 for the six months ended June 30, 2011 to $145,737 for the six months ended June 30, 2012.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased from $79,947 for the six months ended June 30, 2011 to $74,777 for the six months ended June 30, 2012. These general and administrative expenses consisted primarily of restricted stock compensation and asset management fees.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

During the six months ended June 30, 2012 and 2011 we incurred interest expense of $354,671 and $204,624, respectively, including amortization of deferred loan costs of $18,726 and $14,203.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense increased from $34,300 to $36,500 for the six months ended June 30, 2011 and 2012 respectively, based on income tax rates of 34% and 31% for the six months ended June 30, 2011 and June 30, 2012.

Net Income (Loss)

We had net income of $188,838 for the six months ended June 30, 2012 compared to a net loss of $13,851 for the six months ended June 30, 2011. Our net income for the six months ended June 30, 2012 is due to the factors described above and the fact that we own two real estate investments during the entire reporting period compared to having one investment for only a partial period in 2011.  Excluding income attributable to a noncontrolling interest in a consolidated joint ventures of $66,841 and $17,069  and income attributable to a noncontrolling interest in common operating partnership units of $27 and $13, net income (loss) attributable to us was $121,970 and $(30,933) for the six months ended June 30, 2012 and 2011, respectively.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.   A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K. There have been no significant changes to our policies during 2012.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of June 30, 2012, our only investments consisted of our 75% joint venture interest in the Residence Inn property and our 74.5% joint venture interest in the Hyatt Place note.  Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the six months ended June 30, 2012 and 2011:

	Distributions Paid
Period (1)	Cash Distrbution(1)	Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)

First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	$46,591	$29,343	$75,934
Total	88,989	57,089	146,078

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	$114,446	$35,856	$150,302
Total	204,820	62,579	267,399

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $146,078 in aggregate distributions in the first two quarters of 2011 which was comprised of $88,989 in cash distributions and $57,089 in shares issued pursuant to our distribution reinvestment plan.  We paid $267,276 in aggregate distributions for the first two quarters of 2012, which was comprised of $204,697 in cash distributions and $62,579 shares issued pursuant to our distribution reinvestment plan.  For the six months ended June 30, 2011 and 2012, we had cash provided by (used in) operating activities of $54,163 and $(195,826), respectively, and our funds from operations were $140,244 and $284,575, respectively. For information on how we calculate funds from operations, see “Funds from Operations and Modified Funds from Operations” below. For the six months ended June 30, 2012, approximately 20% of distributions were paid from cash provided by operating activities and the remaining amount was paid from offering proceeds. For the six months ended June 30, 2011, all distributions were paid from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$108,031	$51,512	$188,838	$(13,851)
Adjustments:
Depreciation of real estate assets	80,844	78,214	145,737	156,428
Adjustments for noncontrolling interests	(57,612)	(37,538)	(103,277)	(56,176)
Funds from Operations	131,263	92,188	231,298	86,401
Adjustments:
Stock/unit-based compensation	22,616	470	39,269	43,197
Amortization of deferred loan costs	9,363	7,581	18,726	14,203
Adjustments for noncontrolling interests	(2,359)	(1,901)	(4,718)	(3,557)
Modified Funds from Operations	$160,883	$98,338	$284,575	$140,244

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on April 15, 2009.  Our initial public offering will terminate on the earlier of October 12, 2012 or the date the SEC declares the registration statement relating to our follow-on offering effective.  As of August 7, 2012, we had accepted investors’ subscriptions for, and issued, 971,400 shares of our common stock in our initial public offering, including 25,666 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of approximately $9,457,347.

Distributions Declared

On June 30, 2012, we declared a distribution in the aggregate amount of $60,560, of which $44,913 was paid in cash on July 15, 2012 and $15,647 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On July 30, 2012, we declared a distribution in the aggregate amount of $67,552, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on August 15, 2012.

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

As of June 30, 2012, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated.  However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of June 30, 2012, as all of our debt has a fixed interest rate and the rate approximates market interest rates currently available.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the mortgage note. The mortgage note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the mortgage note. As of June 30, 2012, the carrying value of the mortgage note approximated the fair value. Additionally, each reset of the interest rate of the mortgage note may affect our future earnings or cash flow.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2012, we did not repurchase any of our securities.

During the three months ended June 30, 2012, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

As of June 30, 2012, we had accepted investors’ subscriptions for, and issued, 906,527 shares of our common stock in our initial public offering, including 24,019 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds, net of $722,685 in selling commissions and dealer manager fees and $637,221 in offering costs, of $7,465,180.

As of June 30, 2012, we had used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase real estate and $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase an interest in a promissory note.  As of June 30, 2012, we have paid $154,955 of acquisition fees and expenses.  For more information regarding how we used our net offering proceeds through June 30, 2012, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Fee and Expense Waiver Letter

On June 30, 2012, we entered into a fee and expense waiver letter with our advisor whereby our advisor waived all expenses reimbursable to our advisor for the four fiscal quarters ended June 30, 2012, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf.  Additionally, our advisor waived the asset management fee payable by us pursuant to our advisory agreement with our advisor for February, March, May and June 2012.

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

3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Fee and Expense Waiver Agreement, dated June 30, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.2
Assignment and Assumption of Purchase Agreement, dated as of April 12, 2012, by and between Moody National Companies, LP and Moody National Wood-Hou Holding, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.3
Purchase Agreement, dated as of March 22, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.4
First Amendment to Purchase Agreement, dated as of April 6, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.5
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated April 12, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National  Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

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

MOODY NATIONAL REIT I, INC.

Date: August 14, 2012	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Robert W. Engel
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

3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Fee and Expense Waiver Agreement, dated June 30, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.2
Assignment and Assumption of Purchase Agreement, dated as of April 12, 2012, by and between Moody National Companies, LP and Moody National Wood-Hou Holding, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.3
Purchase Agreement, dated as of March 22, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.4
First Amendment to Purchase Agreement, dated as of April 6, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.5
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated April 12, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National  Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

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