Form 10-Q
period 2012-09-30
Moody National REIT I, Inc.
filed 2012-11-14
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-179521

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

Yes ☐ No ☒

As of November 7, 2012, there were 1,261,647 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Investment in hotel properties, net	$—	$7,028,732
Cash and cash equivalents	7,335,872	1,066,890
Restricted cash	—	931,237
Accounts receivable, net of allowance of $6,000	—	50,332
Mortgage note receivable	12,516,967	12,655,433
Prepaid expenses and other assets	513,347	50,196
Deferred loan costs, net of accumulated amortization of $14,192 and $49,125, respectively	57,177	157,398

Total Assets	$20,423,363	$21,940,218

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$11,083,931	$16,519,304
Accounts payable and accrued expenses	15,933	179,846
Due to related parties	—	28,254
Dividends payable	74,193	37,765
Deferred income tax liability	—	36,700

Total Liabilities	11,174,057	16,801,869

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 1,146,679 and 576,377 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11,467	5,764
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	9,256,749	4,885,131
Accumulated deficit	(481,176)	(803,717)
Total stockholders’ equity	8,787,040	4,087,178
Noncontrolling interest - 100 common units of the Operating Partnership	934	884
Noncontrolling interest in consolidated joint ventures	460,332	1,049,287
Total Equity	9,248,306	5,137,349

TOTAL LIABILITIES AND EQUITY	$20,423,363	$21,940,218

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue
Interest income from note receivable	$163,171	$167,435	$493,139	$216,668
Total revenue	163,171	167,435	493,139	216,668

Expenses
Corporate general and administrative	29,214	59,341	102,776	139,398
Total expenses	29,214	59,341	102,776	139,398

Operating Income	133,957	108,094	390,363	77,270

Interest expense and amortization of deferred loan costs	88,003	90,305	263,879	117,010

Income (loss) from continuing operations	45,954	17,789	126,484	(39,740)
Discontinued operations:
Operating income (loss) from discontinued operations	(479,661)	61,581	(334,853)	139,559
Gain on disposition of hotel property	1,350,185	—	1,350,185	—
Income tax benefit (expense)	35,000	(27,700)	(1,500)	(62,000)
Total income from discontinued operations	905,524	33,881	1,013,832	77,559
Net Income	951,478	51,670	1,140,316	37,819
Income attributable to noncontrolling interest in consolidated joint ventures	(245,681)	(28,422)	(312,522)	(45,491)

Income attributable to noncontrolling interest in common operating partnership units	(83)	(20)	(110)	(33)
Net income (loss) attributable to common shareholders	$705,714	$23,228	$827,684	$(7,705)

Per-share information – basic and diluted:
Income (loss) from continuing operations	$0.04	$0.04	$0.15	$(0.10)
Income from discontinued operations	$0.85	$0.08	$1.20	$0.20
Net income (loss) attributable to common shareholders	$0.66	$0.05	$0.98	$(0.02)
Dividends declared	$0.20	$0.20	$0.60	$0.60
Weighted average shares outstanding	1,067,317	428,821	842,956	392,138

See accompanying notes to condensed consolidated financial statements

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2012

(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Ventures	Total Equity

Balance at January 1, 2012	576,377	$5,764	—	$—	$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349
Issuance of common stock and operating partnership units, net of offering costs	546,903	5,469	—	—	4,625,891	—	—	—	—	4,631,360
Offering costs advanced to related parties	—	—	—	—	(434,101)	—	—	—	—	(434,101)
Issuance of common stock pursuant to distribution reinvestment plan	12,149	122	—	—	115,307	—	—	—	—	115,429
Compensation plan shares forfeited	(1,250)	(13)	—	—	(2,583)	—	—	—	—	(2,596)
Stock/unit-based compensation expense	12,500	125	—	—	67,104	—	—	—	—	67,229
Net income	—	—	—	—	—	827,684	—	110	312,522	1,140,316
Dividends and distributions declared	—	—	—	—	—	(505,143)	—	(60)	(901,477)	(1,406,680)

Balance at September 30, 2012	1,146,679	$11,467	—	$—	$9,256,749	$(481,176)	100	$934	$460,332	$9,248,306

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$1,140,316	$37,819
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172,629	234,642
Amortization of deferred loan costs	100,221	23,546
Stock-based compensation	64,633	52,302
Deferred income tax (benefit)	(36,700)	(7,000)
Gain on disposition of hotel property	(1,350,185)	—
Changes in operating assets and liabilities -
Accounts receivable	50,332	(36,923)
Prepaid expenses and other assets	(149,445)	(182,798)
Accounts payable and accrued expenses	342,767	206,742
Due to related parties	(28,254)	(301,223)
Net cash provided by operating activities	306,314	27,107
Cash flows from investing activities
Net proceeds from the sale of real estate	3,062,879	—
Decrease (increase) in restricted cash	931,237	(75,981)
Earnest money and deposits	(412,200)	—
Acquisition of note receivable	—	(1,275,919)
Repayments of mortgage note receivable	138,466	57,613
Additions to hotel properties	(256,615)	(36,902)
Net cash provided by (used in) investing activities	3,463,767	(1,331,189)
Cash flows from financing activities
Proceeds from issuance of common stock	5,469,023	1,087,935
Offering costs	(1,271,763)	(108,794)
Dividends paid	(353,347)	(141,380)
Repayments of notes payable	(443,535)	(86,083)
Payments of deferred financing costs	—	(71,369)
Contributions from noncontrolling interest in joint venture	—	181,000
Distributions to noncontrolling interest in joint venture	(901,477)	(12,121)
Net cash provided by financing activities	2,498,901	849,188

Net change in cash and cash equivalents	6,268,982	(454,894)
Cash and cash equivalents at beginning of period	1,066,890	922,143
Cash and cash equivalents at end of period	$7,335,872	$467,249
Supplemental Cash Flow Information
Interest paid	$902,292	$379,193
Income taxes paid	$171,625	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$284,674	$67,679
Note payable to finance acquisition of note receivable	$—	$11,483,280
Issuance of common stock from distribution reinvestment plan	$115,429	$88,563
Accrued dividend payable	$74,193	$29,899

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2011. The Company was organized to acquire a diverse portfolio of real properties, primarily in the hospitality sector, as well as other commercial properties, real estate securities and debt-related investments. As discussed in Note 6, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company offered shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share. As of September 30, 2012, the Company had accepted investors’ subscriptions for, and issued, 1,090,707 shares of the Company’s common stock in its initial public offering, including 29,580 shares of the Company’s common stock issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $10,611,263.

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

Prior to the termination of the initial public offering, on February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company terminated its initial public offering and commenced the follow-on offering. The Company is offering shares to the public in the follow-on offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share. The Company’s board of directors may change the price at which the Company offers shares to the public in the follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.

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

As of September 30, 2012, the Company’s portfolio consisted of a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”). The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”). The Company sold the Residence Inn Property to a third-party buyer on August 23, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the holder of the Special Units. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the events outside of the control of the holder of the Special Units which trigger redemption of the Special Units, the Special Units will be redeemed, at Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of asset sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries and joint ventures when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on applicable U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company does not have a VIE interest as of September 30, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 27, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15% of the gross offering proceeds from the sale of the Company’s shares of common stock in such completed public offering. Such organization and offering costs shall include selling commissions and dealer manager fees paid to the dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of September 30, 2012, total offering costs were $4,476,689 and organization costs were $28,083. Offering costs of $911,399 were incurred directly by the Company. The Company has reimbursed Advisor for $28,083 in organization costs and $1,158,458 in offering costs and has a $434,101 receivable from Advisor for offering costs, which is recorded as an offset to additional paid-in capital. The remaining $2,840,933 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company was subject to normal federal and state corporation income taxes. The Company previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because it had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

Prior to the sale of the Residence Inn Property on August 23, 2012, the Company leased the Residence Inn Property to a taxable REIT subsidiary that is subject to federal, state and local income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of September 30, 2012.

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

Concentration of Credit Risk

As of September 30, 2012, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its joint venture interest in the Hyatt Place Note. As the Company’s sole investment and most significant asset, the failure of the borrower to make payments of interest and principal when due, or any other event of default under the Hyatt Place Note, would have an adverse impact on the Company’s results of operations.

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

September 30, 2012

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

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10—20
Furniture, fixtures and equipment	5—10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2012 and 2011.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s property which could then result in an impairment which could result in a material change to the Company’s financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Restricted Cash

Restricted cash includes reserves for debt service and insurance, as well as reserves for property improvements and furniture, fixtures, and equipment, as required by certain management or mortgage debt agreement restrictions and provisions. Restricted cash also includes cash collateral deposited with a bank related to a loan that could have been used by the Company toward the payments of principal and interest of the loan and any other amounts due under the loan in the event of default.

Valuation of Accounts Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the customer, which taken as a whole determines the valuation.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the nine months ended September 30, 2012.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance. Other assets include an earnest money deposit for a property acquisition, a hotel franchise application fee, a loan application fee, and loan cost deposits.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Deferred Loan Costs

Deferred loan costs consist of deferred financing fees which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $14,192 and $49,125 as of September 30, 2012 and December 31, 2011, respectively. Expected future amortization of deferred financing fees is as follows:

Years Ending
December 31
2012	$2,698
2013	10,702
2014	10,702
2015	10,702
Thereafter	22,373
Total	$57,177

Earnings (loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 11,250 shares, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Land	$—	$1,102,500
Buildings and improvements	—	5,901,500
Furniture, fixtures and equipment	—	514,525
Total cost	—	7,518,525
Accumulated depreciation	—	(489,793)
Investment in hotel properties, net	$—	$7,028,732

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

In connection with the acquisition of the Residence Inn Property by Moody National RI Perimeter Holding, LLC (“RI Perimeter Holding”), a wholly-owned subsidiary of the Perimeter Joint Venture, the Company formed Moody National RI Perimeter MT, Inc. (the “TRS”), which has elected to be taxed as a taxable REIT subsidiary. The Company JV Member owns 75% of the outstanding equity interest of the TRS and Brett C. Moody owns 25% of the outstanding equity interest.  Upon the closing of the acquisition of the Residence Inn Property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the TRS (the “Master Tenant”), entered into an operating lease agreement pursuant to which RI Perimeter Holding leased the Residence Inn Property to the Master Tenant.

The Residence Inn Property was sold on August 23, 2012 as described in Note, 11, Discontinued Operations.

4. Notes Receivable

As of September 30, 2012 and December 31, 2011, notes receivable were $12,516,967 and $12,655,433, respectively.

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below. The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (the “Patriot Bank”), and is secured by a lien on the Hyatt Place Property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of September 30, 2012, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). The Prime Rate at September 30, 2012 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement ( as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2012, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of December 31, 2011, the Company’s debt-to net assets ratio exceeded 300%. The Company’s independent directors approved such excess debt due to the fact that the Company’s board of directors believed that the Company’s outstanding indebtedness was adequately secured and the Company was able to service its outstanding indebtedness under the terms of its financing agreements.

As of September 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following:

	Principal as of September 30, 2012	Principal as of December 31, 2011	Interest Rate at September 30, 2012	Maturity Date
Residence Inn Citicorp Loan(1)	$—	$5,000,000	—	—
Hyatt Place Acquisition Note(2)	11,083,931	11,319,304	3.00%	May 5, 2018
Affiliated Promissory Note(3)	—	200,000	—	—
Total	$11,083,931	$16,519,304

(1)	The Citicorp Loan was paid in full upon sale of Residence Inn Property on August 23, 2012.
(2)	The Acquisition Note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Note Change Date”). For the period from the First Acquisition Note Change Date through August 21, 2015 (the “Second Acquisition Note Change Date”), the Acquisition Note accrues interest at a fixed rate of 3.00%, which is equal to (a) the Prime Rate in effect as of the First Acquisition Note Change Date, minus (b) 0.25%. For the period from the Second Acquisition Note Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Note Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. Principal payments of $80,262, $326,291, $336,355, $346,729, $356,577 and $9,637,717 are due for the years 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.
(3)	The Affiliated Promissory Note was repaid in full on May 27, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; and 7,500 shares of restricted stock on August 14, 2012. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation. As of September 30, 2012, the Company had issued 1,090,707 shares of common stock in the initial public offering, including 29,580 shares issued pursuant to the DRIP. As of September 30, 2012, there were a total of 1,146,679 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

On May 20, 2010, the Company authorized and declared a cash distribution to its stockholders contingent upon the closing of its acquisition of an interest in the Residence Inn Property. The distribution (1) began to accrue daily to the Company’s stockholders of record as of the close of business on each day commencing May 28, 2010, one business day following the closing of the acquisition of the Residence Inn Property; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP for the nine months ended September 30, 2011 and 2012.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Total	$141,380	$88,563	$229,943

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Total	$353,347	$115,429	$468,776

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at September 30, 2012 was $460,332, which represented ownership interests owned by others in the Perimeter Joint Venture and Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $245,681 and $28,422 for the three months ended September 30, 2012 and 2011, respectively, and $312,522 and $45,491 for the nine months ended September 30, 2012 and 2011, respectively.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s initial public offering. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s initial public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of September 30, 2012, the Company had paid Moody Securities $718,435 in selling commissions and $183,014 in dealer manager fees, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2012 and December 31, 2011, Advisor and its affiliates had incurred organizational and offering expenses of $3,565,000 and $2,813,000, respectively. As of September 30, 2012, total offering costs were $4,476,689 and organization costs were $28,083. Offering costs of $911,399 were incurred directly by the Company. As of September 30, 2012, the Company reimbursed Advisor for $28,083 in organization costs and $1,158,458 in offering costs and had a $434,101 receivable from Advisor for offering costs, which is recorded as an offset to additional paid-in capital. The remaining $2,840,933 in offering costs is not a liability of the Company because such costs exceeded the 15% limit described above. The Company’s initial public offering terminated on October 12, 2012. Pursuant to the Advisory Agreement, within 60 days following the last day of the month in which the initial public offering terminates, Advisor must reimburse the Company to the extent that the organization and offering costs borne by the Company exceed 15% of the gross offering proceeds to the Company from the Company’s completed initial public offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, will receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of September 30, 2012, the Company had not paid any acquisition fees to Advisor due to the fact that Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note. As of September 30, 2012, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of September 30, 2012, the Company had not paid any debt financing fees to Advisor due to the fact that Advisor waived its debt financing fee in connection with the financing of both the Residence Inn Property and the Hyatt Place Note.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended September 30, 2012 and 2011, the Company incurred asset management fees of $0 and $50,200, respectively, and for the nine months ended September 30, 2012 and 2011, the Company incurred asset management fees of $33,303 and $86,950, respectively, which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012, March 2012, May 2012, June 2012, July 2012, August 2012 and September 2012.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of September 30, 2012, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor at the end of any fiscal quarter for any amount by which its total operating expenses (including the asset management fee) for the four fiscal quarters then ended exceed the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% Limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2012, total operating expenses of the Company were $923,588, which included $174,912 in operating expenses incurred directly by the Company and $748,676 incurred by Advisor on behalf of the Company. Of the $923,588 in total operating expenses incurred during the four fiscal quarters ended September 30, 2012, $554,822 exceeded the 2%/25% Limitation and is not an obligation of the Company. Additionally, Advisor has incurred $2,394,806 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended September 30, 2012. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor waived all expenses reimbursable to Advisor for the six fiscal quarters ended September 30, 2012 (“Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the Waiver Period shall be paid by Advisor on behalf of the Company. Total reimbursable expenses waived or assumed by Advisor were $1,064,438 as of September 30, 2012.

Property Management Fees

In the event that the Company engages Moody National Management as its property manager, the Company expects to pay Moody National Management a market-based property management fee in connection with the operation and management of properties. During the three and nine months ended September 30, 2012 and 2011, Moody National Management was not engaged to manage any properties for the Company.

Perimeter Joint Venture

As discussed in Note 3, the Company owned a 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owned the other 25% membership interest in the Perimeter Joint Venture. Brett C. Moody also owned a 25% equity interest in the TRS. Under the terms of the joint venture agreement, the Company JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital (the “Preferred Return”).  Once the Company JV Member received the Preferred Return, the Moody JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member received distributions in accordance with their respective percentage interests.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

The Residence Inn Property was sold on August 23, 2012 as described in Note, 11, Discontinued Operations.

Note Joint Venture

As discussed in Note 4, as of September 30, 2012, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Affiliated Promissory Note

In connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member for an aggregate principal amount of $200,000. The promissory note accrued interest at 1.25% per annum. The entire principal amount of the promissory note and all accrued and unpaid interest thereon was paid in full on May 27, 2012.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of September 30, 2012, there were 1,966,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate. On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the plan as of March 31, 2012. On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares. On August 14, 2012, the date of the 2012 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate, resulting in a total of 33,750 shares of restricted stock that had been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to shares of restricted stock of $25,364 and $9,105 for the three months ended September 30, 2012 and 2011, respectively, and $64,633 and $52,302 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there were 11,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, of which 3,750 were granted on May 9, 2012 and 7,500 were granted August 14, 2012. The remaining unrecognized compensation expense of $91,717 will be recognized during the fourth quarters of 2012 and the first, second and third quarters of 2013.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2012 and year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2011	7,500	$10.00
Shares granted on August 24, 2011	7,500	10.00
Shares vested	(9,375)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2011	5,625	10.00
Shares granted	12,500	—
Shares vested	(5,625)	10.00
Shares forfeited	(1,250)	10.00
Balance of non-vested shares as of September 30, 2012	11,250	$10.00

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements that existed at December 31, 2011, the Company escrowed payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Property improvement plan	$—	$503,340
Seasonality reserve	—	50,000
Insurance	—	22,955
Hotel furniture and fixtures	—	273,853
Debt service	—	81,089
Total restricted cash	$—	$931,237

Management Fee

Under a management agreement with an unaffiliated third party for the management of the Residence Inn Property (the “Management Agreement”), Master Tenant paid a monthly property management fee totaling $40,455 and $62,189 for the three months ended September 30, 2012 and 2011, respectively, and $165,643 and $177,823 for the nine months ended September 30, 2012 and 2011, respectively, which amount equaled 7.0% of the Residence Inn Property’s gross revenues (as defined in the Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Management Agreement). The Management Agreement was terminated in August, 2012 in connection with the sale of the Residence Inn Property, as described in Note 11 below.

11. Discontinued Operations

The historical operating results and gains (losses) from the disposition of certain assets, including operating properties sold, are required to be reflected in a separate section (“discontinued operations”) in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the Residence Inn Property through Perimeter Joint Venture and the TRS are included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

On August 14, 2012, Moody National RI Perimeter Holding, LLC (“Perimeter Holding”), a wholly-owned subsidiary of the Perimeter Joint Venture and holder of fee simple title to the Residence Inn Property, and Master Tenant (together with Perimeter Holding, the “Seller”) entered into an Agreement of Purchase and Sale for the sale of the Residence Inn Property to 6096 Barfield Road, LLC (the “Buyer”), a third party buyer, for an aggregate purchase price of $9,150,000. Perimeter Holding originally purchased the Residence Inn Property for an aggregate purchase price of $7,350,000 plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the seller of the Residence Inn Property. The sale of the Residence Inn Property closed on August 23, 2012. Under the terms of the Purchase Agreement, the Seller and the Buyer equally divided all escrow fees and sales and transfer taxes in connection with the sale of the Residence Inn Property, and all other closing costs were apportioned between the Seller and Buyer. In connection with the sale of the Residence Inn Property, Master Tenant’s lease of the Residence Inn Perimeter was terminated.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

A portion of the proceeds from the sale of the Residence Inn Property were used to repay the $5,000,000 loan obtained to acquire the Residence Inn Property (the “Residence Inn Citicorp Loan”). In connection with the prepayment of the Residence Inn Citicorp Loan, Seller paid $391,232 and Buyer paid $291,232 of the prepayment penalty. In addition, the Seller paid Residence Inn by Marriott, LLC (“Marriott”) the $600,000 franchise termination fee payable pursuant to the Management Agreement with Marriott in connection with the termination of the Management Agreement. Advisor waived its disposition fee in connection with the sale of the Residence Inn Property.

The following table shows the revenues and expenses of the above-described discontinued operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue
Room revenue	$568,452	$873,145	$2,330,328	$2,497,159
Other hotel revenue	9,758	15,267	36,308	43,173
Total hotel revenue	578,210	888,412	2,366,636	2,540,332

Expenses
Hotel operating expenses	452,434	612,902	1,665,041	1,751,287
Property taxes, insurance and other	47,198	45,290	153,677	146,500
Depreciation	26,892	78,214	172,629	234,642
Total expenses	526,524	736,406	1,991,347	2,132,429

Hotel operating income	51,686	152,006	375,289	407,903

Interest expense and amortization of deferred loan costs	531,347	90,425	710,142	268,344

Operating income (loss) from discontinued operations	(479,661)	61,581	(334,853)	139,559
Gain on disposition of hotel property	1,350,185	—	1,350,185	—
Income tax benefit (expense)	35,000	(27,700)	(1,500)	(62,000)
Total income from discontinued operations	$905,524	$33,881	$1,013,832	$77,559

12. Income Taxes

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

No provision for income taxes has been made for the Company (other than the TRS) for the three and nine months ended September 30, 2012 and 2011 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT. No provision for income taxes had been made with respect to the Company (other than for the TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

The composition of the TRS’s deferred tax liabilities as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Deferred tax liability:
Hotel properties	$—	$36,700

As of September 30, 2012, the Company had net operating loss carryforwards of approximately $194,000 for federal income tax purposes. These net operating loss carryforwards may be carried forward until 2030.

The income tax expense (benefit) for the three months and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Current expense	$11,200	$26,600	$38,200	$69,000
Deferred expense (benefit)	(46,200)	1,100	(36,700)	(7,000)
Total expense (benefit), net	$(35,000)	$27,700	$1,500	$62,000

Federal	$(28,300)	$23,600	$1,100	$51,900
State	(6,700)	4,100	400	10,100
Total tax expense	$(35,000)	$27,700	$1,500	$62,000

The reconciliation of Federal statutory and effective income tax rates for the TRS which apply to its income (loss) before income taxes of $(111,000) and $60,000 for the three months ended September 30, 2012 and 2011, respectively, and $7,000 and $161,000 for the nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Statutory federal rate	25%	39%	15%	32%
State taxes	6%	6%	6%	6%
Total	31%	45%	21%	38%

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. On October 12, 2012, the SEC declared effective the registration statement for the Company’s follow-on offering and the Company terminated its initial public offering. The Company issued 1,126,253 shares of the Company’s common stock in the Company’s initial public offering, including 29,580 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $10,966,728. As of November 7, 2012, the Company had accepted investors’ subscriptions for, and issued 1,205,675 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 31,589 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $11,740,863.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Distributions Declared

On September 30, 2012, the Company declared a distribution in the aggregate amount of $74,193, of which $54,775 was paid in cash on October 15, 2012 and $19,418 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On October 31, 2012, the Company declared a distribution in the aggregate amount of $81,105 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on November 15, 2012.

Property Acquisition

On November 8, 2012, the Company, through a wholly-owned subsidiary of the OP, acquired a 91-room hotel property located in Spring, Texas, a suburb of Houston, commonly known as the Woodlands Homewood Suites (the “Woodlands Property”), from unaffiliated third-party sellers. The Company acquired the Woodlands Property for aggregate consideration of $12,000,000, comprised of (1) a cash payment to the sellers of approximately $5,089,000 and (2) the Company’s assumption and modification of an existing mortgage loan secured by the Woodlands Property with an original principal amount of $7,500,000 and a principal balance as of the closing date of approximately $6,911,000.

In connection with the acquisition of the Woodlands Property, the Company formed a taxable REIT subsidiary (the “TRS”).  Upon the closing of the acquisition of the Woodlands Property, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the TRS (the “Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Master Tenant leases the Woodlands Property.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Woodlands Property pursuant to a Hotel Management Agreement with the Master Tenant.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing follow-on offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering and our follow-on offering;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. We will seek to acquire primarily hotel properties and, to a lesser extent, multifamily, office, retail and industrial properties as well as real estate securities and debt-related investments. We are dependent upon proceeds received from the sale of shares of our common stock in our follow-on public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities.

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We offered shares of our common stock to the public in the primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2012, we had accepted investors’ subscriptions for, and issued, 1,090,707 shares of our common stock in our initial public offering, including 29,580 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $10,611,263.

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

Prior to the termination of our initial public offering, on February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of our common stock. In the follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On October 12, 2012, the follow-on offering was declared effective by the SEC and we terminated our initial public offering and commenced the follow-on offering. We are offering shares to the public in the follow-on offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

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

 Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement which has a term ending April 15, 2013 subject to one-year renewals.  We refer to Moody National Advisor I, LLC as our “advisor.”  Our advisor conducts our operations and manages our portfolio of real estate investments.

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

We made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.

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

Our Portfolio

As of September 30, 2012, our portfolio consisted of a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel.

Property Disposition

On August 23, 2012, Moody National RI Perimeter Holding, LLC, or Perimeter Holding, a wholly-owned subsidiary of one of our joint ventures and holder of fee simple title to a 128-room all-suite hotel property located in Atlanta, Georgia, commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn Perimeter, sold the Residence Inn Perimeter for an aggregate purchase price of $9,150,000 to a third party buyer. Perimeter Holding originally purchased the Residence Inn Perimeter for an aggregate purchase price of $7,350,000 plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the seller of the Residence Inn Perimeter.

Under the terms of the Purchase Agreement, the seller and the buyer equally divided all escrow fees and sales and transfer taxes in connection with the sale of the Residence Inn Perimeter, and all other closing costs were apportioned between the seller and buyer.

A portion of the proceeds from the sale of the Residence Inn Perimeter were used to repay the $5,000,000 loan obtained to acquire the Residence Inn Perimeter, or the Perimeter loan. Pursuant to the Purchase Agreement, in connection with the prepayment of the Perimeter loan, seller paid $391,232 and buyer paid $291,232 of the prepayment penalty on the Perimeter Loan.  In addition, the seller has paid Residence Inn by Marriott, LLC, or Marriott, the $600,000 franchise termination fee payable pursuant to the Management Agreement with Marriott in connection with the anticipated termination of the Management Agreement.

Market Outlook

The recent economic downturn in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). The U.S. Federal Reserve forecasts that GDP will increase between 1.6% and 2.5% in 2012; between 2.2% and 3.5% in 2013; and between 2.8% and 4.0% in 2014. GDP growth, combined with the current undersupply of hotel rooms, should result in increased demand for hotel space, upward pressure on room rates and improved operating results at hotel properties. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend. By contrast, we expect other asset classes, particularly retail, office and industrial properties, to have negative or minimal growth during 2012. However, we expect the multifamily sector to improve during 2012 due to undersupply, GDP growth and the ability of multifamily property managers to adjust lease rates quickly.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of the Residence Inn Perimeter on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our public offerings, including those offered for sale through our distribution reinvestment plan, and through the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was $306,314 and $27,107, respectively.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2012 and 2011 was $3,463,767 and $(1,331,189), respectively. For the nine months ended September 30, 2012, cash provided by investing activities was comprised of net proceeds from the sale of real estate of $3,062,879, decrease in restricted cash of $931,237 and repayments of a mortgage note receivable of $138,466 offset by earnest money and deposits of $412,200 and additions to hotel properties of $256,615.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $2,498,901 and $849,188, respectively. For the nine months ended September 30, 2012, net cash provided by financing activities consisted primarily of offering proceeds of $5,469,023, which was used to fund $1,271,763 in offering costs, $353,347 for the payment of dividends, $443,535 for repayments of notes payable, and $901,477 for distributions to noncontrolling interest in joint venture.

Cash and Cash Equivalents

As of September 30, 2012, we had cash on hand of $7,335,872.

Debt

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2012, our debt levels did not exceed 300% of the value of our assets.

As of December 31, 2011, our debt-to net assets ratio exceeded 300%. Our independent directors approved such excess debt due to the fact that our board of directors believed that our outstanding indebtedness was adequately secured and we were able to service our outstanding indebtedness under the terms of our financing agreements.

As of September 30, 2012, our outstanding indebtedness totaled $11,083,931, which consisted of the outstanding balance on financing for the Hyatt Place note. For additional information on our outstanding debt, see Note 5 to the unaudited consolidated financial statements included herein.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2012:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations(1)	$11,083,931	$80,262	$662,646	$703,306	$9,637,717
Interest payments on outstanding debt obligations(2)	1,735,391	83,851	650,254	609,594	391,692
Total	$12,819,322	$164,113	$1,312,900	$1,312,900	$10,029,409

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2012.

Organization and Offering Costs

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Our initial public offering terminated on October 12, 2012. Within 60 days following the end of the month in which our initial public offering terminates, our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us exceed 15% of the gross offering proceeds from the sale of our shares of common stock in our completed initial public offering. As of September 30, 2012, total offering costs were $4,476,689 and organization costs were $28,083. Offering costs of $911,399 were incurred directly by us. We have reimbursed our advisor for $28,083 in organization costs and $1,158,458 in offering costs and have a $434,101 receivable from our advisor for offering costs, which is recorded as an offset to additional paid-in capital and is required to be paid to us by our advisor within 60 days following October 31, 2012 to the extent such receivable relates to offering costs for the initial public offering. The remaining $2,840,933 in offering costs is not a liability of ours because such costs exceed the 15% limit described above.

Operating Expenses

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor at the end of any fiscal quarter for any amount by which our operating expenses (including the asset management fee) for the four consecutive fiscal quarters then ended exceed the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2012, our total operating expenses were $923,588, which included $174,912 in operating expenses incurred directly by us and $748,676 incurred by our advisor on our behalf. Of the $923,588 in total operating expenses incurred during the four fiscal quarters ended September 30, 2012, $554,822 exceeded the 2%/25% limitation and is not our obligation. Additionally, our advisor has incurred $2,394,806 in operating expenses on our behalf prior to the four fiscal quarters ended September 30, 2012. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours.

Our advisor has waived all expenses reimbursable to our advisor for the six fiscal quarters ended September 30, 2012, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed by our advisor were $1,064,438 as of September 30, 2012.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our interest in the Residence Inn Perimeter. As of September 30, 2011, we owned the joint venture interest in the Residence Inn Perimeter and the Hyatt Place note. As of September 30, 2012, we owned the joint venture interests in the Hyatt Place note. Because we acquired the Hyatt Place note on June 3, 2011 and sold the Residence Inn Perimeter on August 23, 2012, our results of operations for the three and nine months ended September 30, 2012 are not directly comparable to those for the three and nine months ended September 30, 2011. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As a result of the sale of the Residence Inn Perimeter, the revenues and expenses of the Residence Inn Perimeter are included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented and are discussed below separately.

Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011

Revenue

Interest income from real estate loan receivable related to the Hyatt Place note was $163,171 for the three months ended September 30, 2012 compared to $167,435 for the three months ended September 30, 2011.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased from $59,341 for the three months ended September 30, 2011 to $29,214 for the three months ended September 30, 2012. These corporate general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. The decrease in corporate general and administrative expenses was primarily due to decreases in asset management fees for the three months ended September 30, 2012 as a result of our advisor waiving the asset management fees due to it during the period. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase of the Hyatt Place note. During the three months ended September 30, 2012 and 2011, we incurred interest expense of $88,003 and $90,305, respectively, related to this debt, including amortization of deferred loan costs of $2,698 and $2,574, respectively.

Operating Income (Loss) from Discontinued Operations

Operating income (loss) from discontinued operations was $(479,661) and $61,581 for the three months ended September 30, 2012 and 2011, respectively. This decrease in operating income was due to the fact that we owned our interest in the Residence Inn Perimeter for the full period in 2011 and that we paid a loan prepayment penalty and wrote off unamortized loan costs during the three months ended September 30, 2012.

Gain on Disposition of Hotel Property

Gain on disposition of hotel property was $1,350,185 and $0 for the three months ended September 30, 2012 and 2011, respectively.

Income Tax Benefit (Expense)

Income tax benefit (expense) decreased from $(27,700) for the three months ended September 30, 2011 to $35,000 for the three months ended September 30, 2012 because taxable income for the Residence Inn Perimeter decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Total Income from Discontinued Operations

Total income from discontinued operations was $905,524 and $33,881 for the three months ended September 30, 2012 and 2011, respectively.

Net Income

We had net income of $951,478 for the three months ended September 30, 2012 compared to a net income of $51,670 for the three months ended September 30, 2011. Our increase in net income for the three months ended September 30, 2012 is due to the factors described above and the fact that we sold the Residence Inn Perimeter during the three months ended September 30, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint ventures of $245,681 and $28,422 and income attributable to a noncontrolling interest in common operating partnership units of $83 and $20, net income attributable to us was $705,714 and $23,228 for the three months ended September 30, 2012 and 2011, respectively.

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011

Revenue

Interest income from real estate loan receivable related to the Hyatt Place note was $493,139 for the nine months ended September 30, 2012 compared to $216,668 for the nine months ended September 30, 2011. This increase in interest income was due to the fact that we owned our interest in the Hyatt Place note for the full period in 2012.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased from $139,398 for the nine months ended September 30, 2011 to $102,776 for the nine months ended September 30, 2012. These corporate general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. The decrease in corporate general and administrative expenses was primarily due to decreases in asset management fees for the nine months ended September 30, 2012 as a result of our advisor waiving the asset management fees due to it during the period. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Loan Costs

In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase of the Hyatt Place note. During the nine months ended September 30, 2012 and 2011, we incurred interest expense of $263,879 and $117,010, respectively, related to this debt, including amortization of deferred loan costs of $8,034 and $3,460, respectively. This increase in interest expense was due to the fact that we owned our interest in the Hyatt Place note for the full period in 2012. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Operating Income (Loss) from Discontinued Operations

Operating income (loss) from discontinued operations was $(334,853) and $139,559 for the nine months ended September 30, 2012 and 2011, respectively. This decrease in operating income was due to the fact that we owned our interest in the Residence Inn Perimeter for the full period in 2011 and that we paid a loan prepayment penalty and wrote off unamortized loan costs during the nine months ended September 30, 2012.

Gain on Disposition of Hotel Property

Gain on disposition of hotel property was $1,350,185 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Income Tax Expense

Income tax expense decreased from $62,000 to $1,500 for the nine months ended September 30, 2011 and 2012 respectively, based on income tax rates of 38% and 21% for the nine months ended September 30, 2011 and September 30, 2012, respectively.

Total Income from Discontinued Operations

Total income from discontinued operations was $1,013,832 and $77,559 for the nine months ended September 30, 2012 and 2011, respectively.

Net Income (Loss)

We had net income of $1,140,316 for the nine months ended September 30, 2012 compared to a net income of $37,819 for the nine months ended September 30, 2011. Our increase in net income for the nine months ended September 30, 2012 is due to the factors described above and the fact that we sold the Residence Inn Perimeter during the nine months ended September 30, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint ventures of $312,522 and $45,491 and income attributable to a noncontrolling interest in common operating partnership units of $110 and $33, net income (loss) attributable to us was $827,684 and $(7,705) for the nine months ended September 30, 2012 and 2011, respectively.

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

Inflation

As of September 30, 2012, our only investment consisted of our 74.5% joint venture interest in the Hyatt Place note. We are currently not experiencing any material impact from inflation.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distributions

On May 20, 2010, we authorized and declared a cash distribution to our stockholders, or the distribution, contingent upon the closing of our acquisition of an indirect interest in the Residence Inn Perimeter. The distribution (1) began to accrue daily to our stockholders of record on May 28, 2010, the business day following our consummation of the acquisition of the Residence Inn Perimeter; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the nine months ended September 30, 2012 and 2011:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Total	$141,380	$88,563	$229,943

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Total	$353,347	$115,429	$468,776

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $229,943 in aggregate distributions in the first three quarters of 2011 which was comprised of $141,380 in cash distributions and $88,563 in shares issued pursuant to our distribution reinvestment plan. We paid $468,776 in aggregate distributions for the three quarters of 2012, which was comprised of $353,347 in cash distributions and $115,429 shares issued pursuant to our distribution reinvestment plan. For the nine months ended September 30, 2011 and 2012, we had cash provided by operating activities of $27,107 and $306,314, respectively, and our funds from operations were $168,310 and $(55,371), respectively. For information on how we calculate funds from operations, see “Funds from Operations and Modified Funds from Operations” below. For the nine months ended September 30, 2012, approximately 65% of distributions were paid from cash provided by operating activities and the remaining amount was paid from offering proceeds. For the nine months ended September 30, 2011, approximately 12% of distributions were paid from cash provided by operating activities and the remaining amount was paid from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Income	$951,478	$51,670	$1,140,316	$37,819
Adjustments:
Depreciation of real estate assets	26,892	78,214	172,629	234,642
Gain on disposition of discontinued operations	(1,350,185)	—	(1,350,185)	—
Adjustments for noncontrolling interests	85,146	(47,975)	(18,131)	(104,151)
Funds from Operations	(286,669)	81,909	(55,371)	168,310
Adjustments:
Loss from early extinguishment of debt	466,056	—	466,056	—
Stock/unit-based compensation	25,364	9,105	64,633	52,302
Amortization of deferred loan costs	6,671	9,343	25,397	23,546
Adjustments for noncontrolling interests	(118,200)	(2,353)	(122,918)	(5,910)
Modified Funds from Operations	$93,222	$98,004	$377,797	$238,248

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of the Residence Inn Perimeter and the Hyatt Place note. See Note 7 (Related Party Arrangements) to our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for further discussion of these related party transactions.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of our common stock on April 15, 2009. On October 12, 2012, the SEC declared effective the registration statement for our follow-on offering and we terminated our initial public offering. We issued 1,126,253 shares of our common stock in our initial public offering, including 29,580 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $10,966,728. As of November 7, 2012, we had accepted investors’ subscriptions for, and issued 1,205,675 shares of our common stock in our initial public offering and follow-on offering, including 31,589 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $11,740,863.

Distributions Declared

On September 30, 2012, we declared a distribution in the aggregate amount of $74,193, of which $54,775 was paid in cash on October 15, 2012 and $19,418 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On October 31, 2012, we declared a distribution in the aggregate amount of $81,105, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on November15, 2012.

Property Acquisition

On November 8, 2012, we, through a wholly-owned subsidiary of our operating partnership, acquired a 91-room hotel property located in Spring, Texas, a suburb of Houston, commonly known as the Woodlands Homewood Suites, or the Woodlands Property, from unaffiliated third-party sellers. We acquired the Woodlands Property for aggregate consideration of $12,000,000, comprised of (1) a cash payment to the sellers of approximately $5,089,000 and (2) our assumption and modification of an existing mortgage loan secured by the Woodlands Property with an original principal amount of $7,500,000 and a principal balance as of the closing date of approximately $6,911,000.

In connection with the acquisition of the Woodlands Property, we formed a taxable REIT subsidiary, or the TRS.  Upon the closing of the acquisition of the Woodlands Property, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the TRS, which we refer to as the “Master Tenant,” entered into a Hotel Lease Agreement pursuant to which the Master Tenant leases the Woodlands Property.  Moody National Hospitality Management, LLC, our affiliate, manages the Woodlands Property pursuant to a Hotel Management Agreement with the Master Tenant.

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

As of September 30, 2012, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of September 30, 2012, as all of our debt has a fixed interest rate and the rate approximates market interest rates currently available.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of September 30, 2012, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2012, we did not repurchase any of our securities.

During the three months ended September 30, 2012, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to 100,000,000 shares of our common stock to the public at $10.00 per share and up to 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521), registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock, was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we are offering up to 90,000,000 shares of our common stock to the public at $10.00 per share and up to 10,526,316 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of September 30, 2012, we had accepted investors’ subscriptions for, and issued, 1,090,707 shares of our common stock in our initial public offering, including 29,580 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds, net of $901,449 in selling commissions and dealer manager fees and $734,307 in offering costs, of $8,975,508.

As of September 30, 2012, we had used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase real estate and $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase an interest in a promissory note. As of September 30, 2012, we have paid $154,955 of acquisition fees and expenses. For more information regarding how we used our net offering proceeds through September 30, 2012, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Fee and Expense Waiver Letter

On September 28, 2012, we entered into a fee and expense waiver letter with our advisor whereby our advisor waived all expenses reimbursable to our advisor for the four fiscal quarters ended September 30, 2012, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred has directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf. Additionally, our advisor has waived the asset management fee payable by us pursuant to our advisory agreement with our advisor for February, March, May, June, July, August and September 2012.

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

10.1	Fee and Expense Waiver Agreement, dated September 28, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: November 14, 2012	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Robert W. Engel
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

10.1	Fee and Expense Waiver Agreement, dated September 28, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002