Form 10-K
period 2012-12-31
Moody National REIT I, Inc.
filed 2013-03-29
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________ .

Commission file number 333-179521
___________________

MOODY NATIONAL REIT I, INC.
(Exact name of registrant as specified in its charter)
___________________

Maryland	26-1812865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 977-7500
(Registrant’s telephone number, including area code)
___________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

 None
___________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 906,527 shares of common stock held by non-affiliates at June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 19, 2013, there were 1,582,988 shares of the common stock of the registrant outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

•	adverse developments affecting our sponsor and its affiliates;

•	the availability of cash flow from operating activities for distributions;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

i

PART I

ITEM 1.	Business

Overview

Moody National REIT I, Inc. is a Maryland corporation formed on January 15, 2008, to invest in a diversified portfolio of real estate investments. We have elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On May 2, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, for our initial public offering to offer a maximum of $1,000,000,000 in shares of our common stock to the public at $10.00 per share in our primary offering and $100,000,000 in shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On February 8, 2012, we were required to temporarily suspend our initial public offering due to the fact that our previous auditors, Pannell Kerr Forster of Texas, P.C., notified us that they could not be considered independent for the 2009, 2010 and 2011 fiscal years. We subsequently engaged Frazier & Deeter, LLC to audit our 2009, 2010 and 2011 consolidated financial statements and to review our 2011 interim consolidated financial statements. We recommenced our initial public offering on March 13, 2012.

On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,580 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

Prior to the termination of our initial public offering, on February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On October 12, 2012, our follow-on offering was declared effective by the SEC and we terminated our initial public offering and commenced our follow-on offering. As of December 31, 2012, we had accepted subscriptions for, and issued, 1,317,307 shares of our common stock in our initial public offering and our follow-on offering, including 36,065 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate offering proceeds of $12,812,414.

We are offering shares to the public in our follow-on public offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

We intend to use substantially all of the net proceeds from our public offering to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

 As of December 31, 2012, our portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note, or the Hyatt Place note, issued by Moody National HP Grapevine Trust, a Delaware statutory trust, or the trust, in favor of Patriot Bank, a Texas banking association, or Patriot Bank, in the original principal amount of $13,000,000 and secured by a hotel property located in Grapevine, Texas and (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton – Woodlands, or the Woodlands property. We began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. We sold the Residence Inn property to a third-party buyer on August 23, 2012. For more information on our real estate portfolio, see “Investment Portfolio” below.

Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement. We refer to Moody National Advisor I, LLC as our “advisor.” Our advisor conducts our operations and manages our portfolio of real estate investments.

Moody Securities, LLC, an affiliate of our advisor, serves as our dealer manager for our continuous public offering. We refer to Moody Securities, LLC as our “dealer manager” or “Moody Securities.”

Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

2012 Highlights:

During the year ended December 31, 2012, we:

•	raised $7,670,174 in our initial and follow-on public offerings;

•	sold the Residence Inn property to a third-party buyer for an aggregate purchase price of $9,150,000;

•
acquired the Woodlands property for an aggregate purchase price of $12,000,000, comprised of a cash payment to the seller of $5,088,578 and the assumption and modification of $6,911,422 of existing indebtedness on the Woodlands property, plus closing costs; and

•	continued paying a distribution which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

Investment Objectives

Our primary investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay regular cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

 In identifying investments, we rely upon our “Moody Core Plus Plus” investment strategy. “Core” refers to a stable, Class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. “Core Plus” builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators. Our Core Plus strategy seeks to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying intrinsic value, we believe a core asset will create greater value at disposition. Our Core Plus Plus strategy builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. We are not specifically limited in the number or size of our real estate securities and debt-related investments, or the percentage of the net proceeds from our public offerings that we may invest in a single real estate security or debt-related investment. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in our continuous public offering.

Investment Portfolio

As of December 31, 2012, our portfolio consisted of two investments: (1) a 74.5% joint venture interest in the Hyatt Place note; and (2) the Woodlands property.

Hyatt Place Note

On June 3, 2011, and effective as of May 5, 2011, we acquired a joint venture interest in the Hyatt Place note. As of the closing date, the Hyatt Place note had an outstanding principal balance of $12,759,199 and all accrued interest and fees due and payable on the Hyatt Place note had been paid by the trust as borrower. The entire unpaid principal balance of the Hyatt Place note and all accrued and unpaid interest is due and payable in full on February 1, 2018. The Hyatt Place note accrued interest at a fixed rate of 5.15% per annum from the closing date through August 21, 2012. For the period from August 21, 2012 through August 21, 2015, the Hyatt Place note will accrue interest at a fixed rate equal to 5.15%. For the period from August 21, 2015 through the maturity date, the Hyatt Place note will bear interest at a fixed rate equal to (1) the variable interest rate per annum published in the Wall Street Journal as the “prime rate” for the U.S. in effect as of August 21, 2015, plus (2) 1.90%, provided that in no event will the interest rate exceed the maximum rate permitted by law. For more information on the terms of the Hyatt Place note, see Note 4 to our consolidated financial statements.

We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture, for an aggregate purchase price of $12,759,199, exclusive of closing costs. The note joint venture financed the payment of the purchase price for the Hyatt Place note with (1) the initial capital contribution to the note joint venture from our operating partnership in the amount of $1,080,000, (2) the initial capital contribution to the note joint venture from the trust members in the amount of $181,000, and (3) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280, or the acquisition note. As of December 31, 2012, our operating partnership’s membership interest in the note joint venture was 74.5% and the trust members’ collective membership interest in the note joint venture was 11.5%. As of December 31, 2012, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

The Hyatt Place note is secured by a hotel property located in Grapevine, Texas commonly known as the Hyatt Place Grapevine hotel, or the Hyatt Place property. The Hyatt Place property contains 125 rooms, is comprised of 70,646 gross square feet and is located on a 2.49 acre parcel of land. The Hyatt Place property is located adjacent to the Grapevine Mills shopping mall and the Dallas/Fort Worth International Airport is approximately two miles south of the Hyatt Place property. The Hyatt Place property was constructed in 1995 and was renovated in 2007-2008 in connection with its conversion from an AmeriSuites to a Hyatt Place hotel. Amenities at the Hyatt Place property include a main lobby area, a café serving continental breakfast and other meals, a lobby area bar and lounge, a commercial kitchen area, service and support areas, three meeting rooms, a business center, a fitness center, a commercial laundry area and a heated swimming pool. The Hyatt Place property includes paved surface parking for 128 vehicles, including 6 handicapped parking spaces.

Woodlands Property

On November 8, 2012, Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of our operating partnership, or Moody Holding, acquired fee simple title to the Woodlands property from unaffiliated third party sellers for an aggregate purchase price of $12,000,000 (plus closing costs), comprised of (1) a cash payment to the sellers of $5,088,578 and (2) the assumption and modification of an existing mortgage loan secured by the Woodlands property with a principal balance as of the closing date of $6,911,422 from U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9.

The Woodlands property is a 91-suite hotel property located in The Woodlands, Texas, a suburb of Houston, Texas. The Woodlands property was developed in 2001 and features 70 one bedroom/one bath suites and 21 two bedroom/two bath suites. All suites at the Woodlands property have fully equipped kitchens, separate eating and sitting areas and high speed internet access. Property amenities at the Woodlands property include a business center, meeting rooms, fitness center and courtyard pool and spa. The Woodlands is the largest master planned community in Texas and is located approximately 20 miles north of downtown Houston. Over 1,000 companies are located in The Woodlands, including Fortune 500 companies such as Anardarko and Chevron Phillips. Additionally, Exxon Mobil has announced that it is developing an office complex in The Woodlands to consolidate its several separate offices located throughout Houston.

In connection with the acquisition of the Woodlands property, we formed a taxable REIT subsidiary, or TRS. Upon the closing of the acquisition of the Woodlands property, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the TRS, which we refer to as the “Master Tenant,” entered into a Hotel Lease Agreement pursuant to which Moody Holding leases the Woodlands property to the Master Tenant. The lease provides for a ten-year lease term, provided that Moody Holding may terminate the lease upon 45 days prior written notice to the Master Tenant in the event that Moody Holding contracts to sell the Woodlands property to a non-affiliated entity, effective upon the consummation of such a sale of the Woodlands property.

Moody National Hospitality Management, LLC, our affiliate, manages the Woodlands property pursuant to a Hotel Management Agreement between Moody National Hospitality Management, LLC and the Master Tenant.

Property Disposition

On August 23, 2012, Moody National RI Perimeter Holding, LLC, or Perimeter Holding, a wholly-owned subsidiary of one of our joint ventures and holder of fee simple title to a 128-room all-suite hotel property located in Atlanta, Georgia, commonly known as the Residence Inn by Marriot Perimeter Center, sold the Residence Inn property to a third party buyer for an aggregate purchase price of $9,150,000. Perimeter Holding originally purchased the Residence Inn property for an aggregate purchase price of $7,350,000 plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the seller of the Residence Inn property.

A portion of the proceeds from the sale of the Residence Inn property were used to repay the $5,000,000 loan obtained to acquire the Residence Inn property, or the Perimeter loan. In connection with the prepayment of the Perimeter loan, Perimeter Holding paid $391,232 of the prepayment penalty and buyer paid $291,232 of the prepayment penalty. In addition, Perimeter Holding has paid Residence Inn by Marriott, LLC the $600,000 franchise termination fee payable pursuant to the management agreement with Marriott, LLC in connection with the anticipated termination of the management agreement.

Potential Property Acquisition

On February 11, 2013, we entered into the purchase agreement relating to the acquisition of a Hyatt Place hotel property located in Germantown, Tennessee, a suburb of Memphis, or the Hyatt Place hotel, from an unaffiliated third party seller for an aggregate purchase price of $11,300,000, plus closing costs. We intend to finance the acquisition of the Hyatt Place hotel with proceeds from our continuous public offering and approximately $7,600,000 of indebtedness secured by the Hyatt Place hotel.

The acquisition of the Hyatt Place hotel is subject to substantial conditions to closing, including: (1) obtaining appropriate financing for the acquisition of the Hyatt Place hotel; (2) the sale of a sufficient number of shares of our common stock in our public offering to fund a portion of the purchase price for the Hyatt Place hotel; and (3) the absence of a material adverse change to the Hyatt Place hotel prior to the date of the acquisition. There is no assurance that we will close the acquisition of the Hyatt Place hotel on the terms described above or at all.

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

As of December 31, 2012, our outstanding indebtedness totaled $17,904,671, which consisted of $11,003,658 outstanding on the loan we assumed in connection with the acquisition of the Hyatt Place note and $6,901,013 outstanding on a loan we assumed in connection with the acquisition of the Woodlands property.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, which we refer to, as amended, as the “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2012, our debt levels did not exceed 300% of the value of our net assets.

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

Economic Dependency

We are dependent on our advisor and our dealer manager for certain services that are essential to us, including the sale of our shares in our continuous public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide their respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate market remains competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds and real estate companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. In particular, the hotel industry is highly competitive. The Woodlands property is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Woodlands property. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Additionally, recent disruptions and dislocations in the credit markets materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. Although access to credit has improved, future limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our continuous public offering. Further, as a result of their greater resources, our competitors may have more flexibility than we do in their ability to offer rental concessions to attract tenants for commercial properties. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of real estate securities and debt-related investments will depend, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs and real estate funds with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes. We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Woodlands property and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or if necessary any available other financing sources to make distributions.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com/. Our filings are also available on the SEC’s website, http://www.sec.gov, free of charge. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives. On April 15, 2009, we commenced our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. During the period from the commencement of our initial public offering on April 15, 2009 to December 31, 2012, we accepted investors’ subscriptions for, and issued,1,317,307 shares of our common stock in our initial and follow-on public offering, including 36,065 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $12,812,414. As of December 31, 2012, we had made only three investments, one of which, our joint venture interest in the Residence Inn property, a Residence Inn hotel located in Atlanta, Georgia, we disposed of in August 2012. If we are unable to raise sufficient proceeds in our public offering, we will not be able to meet our investment objectives, which could have an adverse effect on our results of operations and ability to make distributions to our stockholders. Further, there is no guarantee that we will be able to sell all of the $900 million in shares of our common stock registered for sale to the public in our continuous public offering.

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

Pannell Kerr Forster of Texas, P.C., or PKF, served as our independent auditor beginning in November 10, 2010 through February 8, 2012. On February 7, 2012, PKF informed our board of directors that it could not be considered independent in accordance with Rule 201 of SEC Regulation S-X for the 2011 fiscal year. On February 10, 2012, PKF informed our board that it could not be considered independent for the 2009 and 2010 fiscal years. Consequently, from March 31, 2011 (the date PKF first issued a report on our financial statements) to February 8, 2012, the offer and sale of securities in our continuous initial public offering may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period. Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to such shares. An investor who acquired shares of our common stock during this period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above. If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies. As of the date of this Annual Report, we have not received a claim for rescission. If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

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

We commenced operations on May 27, 2010 with the acquisition of our first investment, have a limited operating history and have made only three investments, one of which, our joint venture interest in the Residence Inn property, we disposed of in August 2012. As a result, we may not be able to successfully operate our business or achieve our investment objectives. An investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody National affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

We presently intend to effect a liquidity event within four to six years from the completion of our initial public offering; however, there can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock.

In the future, our board of directors will consider various forms of liquidity events, including, but not limited to, (1) the sale of all or substantially all of our real estate assets for cash or other consideration, (2) our sale or merger in a transaction that provides our stockholders with cash and/or securities of a publicly traded company and (3) the listing of our common stock on a national securities exchange. We presently intend to effect a liquidity event within four to six years from the termination of our initial public offering, which occurred on October 12, 2012. However, there can be no assurance that we will cause a liquidity event to occur within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share redemption program.

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

Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect to be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of our advisor and its affiliates or to maintain a relationship with our sponsor. In addition, some of the employees of our advisor and its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

You are limited in your ability to sell your shares of common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share redemption program may provide you with a limited opportunity to have your shares of common stock redeemed by us at a price equal to or at a discount from the current offering price per share for the shares being redeemed. Following the termination of the sale of shares to the public in our primary offering, shares of common stock will be redeemed pursuant to the share redemption program, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value of the company and other factors our board of directors deems relevant. Shares of our common stock are redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above limitation does not apply to redemptions requested within two years after the death of a stockholder. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in July 2010 at a rate which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock. The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. To the extent we do not have sufficient funds, or sources, of funds to pay distributions, we may be forced to reduce the rate at which we pay distributions or stop paying distributions entirely. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $1,162,313 in total distributions we paid during the period from our inception through December 31, 2012, including shares issued pursuant to our distribution reinvestment plan, approximately 61% was funded from cash flow from operations and approximately 39% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from offering proceeds or other sources other than cash flow from operations. Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property. For further information regarding the tax consequences in the event we make distributions other than from cash flow from operations, please see “Federal Income Tax Considerations–Taxation of Taxable U.S. Stockholders.”

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

We and our advisor are each recently formed companies. Other than our company, neither our advisor nor our sponsor nor any of our advisor’s or sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have operated a public company or an entity that has elected, or intends to elect, to be taxed as a REIT, and we may not be able to operate such an entity successfully. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, we have invested in only three real estate assets, one of which, our joint venture interest in the Residence Inn property, we disposed of in August 2012. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	identify and acquire investments that align with our investment strategies;

•	establish and maintain contacts with licensed securities brokers and other agents to successfully complete our continuous public offering;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties, real estate securities and debt-related investments as well as for potential investors in our shares; and

•	continue to build and expand our operations structure to support our business.

Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our shares.

Our success is dependent on the performance of our sponsor and Moody National affiliates.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and other affiliates of our sponsor. Our sponsor and its other affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and recent credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry, which we anticipate will continue through 2013. The recent economic downturn has resulted in overall transaction volume and size of sales and leasing activities to decline which has had an adverse impact on our sponsor and its affiliates, and could continue to put downward pressure on our sponsor’s revenues and operating results.

The recent market downturn has adversely impacted, and could continue to adversely impact, certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P. continues to seek approval to amend its master lease agreements for certain prior real estate programs to provide for either a deferral or a waiver of a portion of lease payments to program investors, each an “amendment” and collectively referred to as the “amendments,” and may continue to seek further amendments in the future depending upon the then-current economic conditions. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

Moody National Management, L.P. has also commenced negotiations with lenders to restructure loan terms with respect to certain prior real estate programs in default under existing franchise or loan agreements and may continue to do so in the future. On some of the loans on these prior real estate programs, the lender is pursuing various alternatives simultaneously, including initiation of foreclosure proceedings and negotiations for loan modifications. On these loans, the lender and borrowers are actively working toward a loan modification. However, there is no assurance that final loan modifications will be achieved. With respect to two tenant-in-common programs sponsored by Moody National Realty, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate of Moody National Realty owning an original equity investment in one property of approximately $10,000 and approximately $10,039 in the other property. These affiliates have now received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated. In addition, another affiliate of Moody National Realty and tenant-in-common owners in eight tenant-in-common programs collectively initiated legal proceedings against a lender. Currently, seven of these tenant-in-common programs have been restructured into a limited liability company owned by the former tenant-in-common owners and a lender affiliate, and the legal proceedings have been dismissed with respect to such programs. The lender and borrowers on one of the tenant-in-common programs entered into a settlement and reinstatement of the loan, and the legal proceedings have been dismissed with respect to such program.

In addition to the above, the 19 tenant-in-common owners of the Westchase Technology Center property, which originally acquired the property with a $4 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on an office building which secured the loan. The 28 tenant-in-common owners of a two-hotel project (consisting of the Springhill Suites Altamonte and the Holiday Inn Express Orlando) which originally acquired the project with a $10.2 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secured the loan. The 14 tenant-in-common owners of a two-hotel project (consisting of the TownePlace Suite Miami Airport and TownePlace Suites Miami Lakes) which originally acquired the project with a $5.9 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secured the loan. The 16 tenant-in-common owners of the TownePlace Suites Mount Laurel, which originally acquired the property with a $5.6 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the hotel which secured the loan. Additionally, the 35 tenant-in-common owners of the Courtyard Columbus Airport, which originally acquired the property with a $11.1 million equity investment, entered into a deed in lieu of foreclosure agreement with the lender. Further, the lender for the Residence Inn Memphis filed foreclosure proceedings and one unaffiliated tenant-in-common owner of the Residence Inn Memphis filed for bankruptcy protection, which resulted in a court-ordered auction sale of the property and a loss of the original $6.93 million equity investment for the 17 tenant-in-common owners.

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

Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. Because we are conducting our continuous public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into real estate assets.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The terms and availability of credit is expected to remain limited during 2013. The negative impact of the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of real estate assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected.

The net proceeds from our continuous public offering will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We do not intend to establish a general working capital reserve out of the proceeds from our continuous public offering during the offering. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Organizational Structure

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

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our continuous public offering.

Investors in our continuous public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

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

Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended. Currently, we own two real estate investments. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after this offering ends.

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

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6) of the Investment Company Act. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

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

We may compete with certain of our affiliates for opportunities to acquire or sell certain types of real estate assets. We may also buy or sell real estate assets at the same time as our affiliates are considering buying or selling similar assets. In this regard, there is a risk that our advisor will select for us a real estate asset that provides lower returns to us than real estate assets purchased by our affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete for tenants with other real properties owned or managed by affiliates. Our advisor may face conflicts of interest when evaluating tenant leasing opportunities for our real properties and other real properties owned or managed by affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants. As a result of our potential competition with our affiliates, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that Moody National affiliates devote to us may be diverted, and we may face additional competition due to the fact that Moody National affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages 46 privately offered real estate programs sponsored by affiliates of our sponsor, all of which have investment objectives generally similar to our continuous public offering. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

Our advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;

•	real estate acquisitions, which allow our advisor to earn acquisition fees upon purchases of assets and increase asset management fees;

•	real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to disposition fees upon sales; and

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

Our advisor may cause us to invest in a property owned by, or make an equity or debt-related investment in, one of its affiliates or through a joint venture with its affiliates. For example, we own our interest in the Hyatt Place note through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity controlled by Brett C. Moody, our Chairman and Chief Executive Officer. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

The fees we pay to affiliates in connection with our continuous public offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

We may purchase assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for our affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

Risks Related To Investments In Real Estate

Disruptions in the financial markets and deteriorating economic conditions could have a material adverse impact on our business.

We believe the risks associated with our business are more severe during market downturns. For example, a prolonged market downturn could negatively impact our real estate investments as a result of decreased demand for hotel rooms, increased tenant delinquencies and/or defaults under our leases. In addition, lower demand for rentable space and oversupply of rentable space could lead to increased rent concessions, higher tenant improvement expenditures or reduced rental rates in order to maintain occupancies. Because we expect that some of our debt-related investments may consist of loans secured by real property, these same factors could also negatively affect the underlying borrowers and collateral of our investments. Our operations could be negatively affected to a greater extent if a market downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment.

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

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We do not anticipate establishing a general working capital reserve out of the proceeds from our continuous public offering during the offering. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

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

We currently own the Woodlands property, which is a hotel property, and a 74.5% joint venture interest in the Hyatt Place note, which is secured by a hotel property, and we expect to invest a portion of the proceeds from our continuous public offering in additional hotel properties and hotel related investments. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our third-party hotel manager for the Woodlands property and for any other hotel properties we acquire will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of the Woodlands property or any other hotel that we acquire an interest in. Thus, even if we believe that a hotel is being operated in an inefficient or less than optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

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

As part of the effects of the recent market downturn, the hospitality industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the hospitality industry, the Woodlands property and any other hotels that we acquire may experience declines in occupancy and average daily rates due to decline in travel. In addition, it is possible that these factors could have a material adverse effect on the value of the Woodlands property and any other hotels that we acquire.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

The hospitality industry is generally characterized as being intensely competitive. Any hotel in which we invest will compete with existing and new hotels in their geographic markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. For example, the Woodlands property faces competition from other comparable hotel properties located in and around the Woodlands property’s Woodlands, Texas,  submarket, including Residence Inn – The Woodlands/Six Pines, Residence Inn – The Woodlands/Lake Front Circle, Drury Inn & Suites, and Townplace Suites, each of which are hotel properties located within one mile of the Woodlands property. The principal competitive factors that will affect the hotel properties in which we seek to invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

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

We may invest a portion of the proceeds from our continuous public offering in multifamily properties. We expect that substantially all of our leases for such properties would be for a term of one year or less. Because these leases generally would permit the residents to leave at the end of the lease term without penalty, our rental revenues could be impacted by declines in market rents more quickly than for longer-term leases, which in turn could affect our ability to make distributions to our stockholders.

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

Market downturns may lead to decreased consumer spending, which may have an adverse affect on tenants of our retail properties.

The recent market downturn has led to decreased consumer spending. A market downturn could adversely affect our retail investments  because our income from such investments may be derived from lease payments by tenants whose businesses depend on consumer spending. In addition, our ability to increase our revenues and operating income may depend on steady growth of demand for the products and services offered by the stores and companies located in the retail properties we own. A drop in demand for any reason could result in a reduction in tenant performance and consequently, adversely affect us.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. For example, we own our interest in the Hyatt Place note through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity controlled by Brett C. Moody, our Chairman and Chief Executive Officer.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties which comply with the ADA or allocate the responsibility for compliance with the ADA to another third party, such as the seller or the tenant of the property. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

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

As part of our investment strategy, we intend to acquire a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors on these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Continued or future  instability may interfere with the successful implementation of our business strategy.

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

To the extent we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of your investment would be subject to fluctuations in interest rates.

To the extent we invest in fixed-rate, long-term mortgage loans and market interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates, which would lower the proceeds we would receive in the event we sell such assets. If market interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. To the extent we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, to the extent we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in market interest rates. Our mortgage loan investment, the Hyatt Place note, accrues interest at a variable rate.

The CMBS and CDOs in which we may invest are subject to several types of risks.

Commercial mortgage-backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Collateralized debt obligations, or CDOs, are a type of debt obligation that are backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage backed securities we may invest in are subject to all the risks of the underlying mortgage loans.

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

We have incurred, and plan to incur in the future, financing that is secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess.  As of December 31, 2012, our debt-to-net-asset ratio did not exceed 300%. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We made an election to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2011. Our qualification as a REIT depends on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, if we lose our REIT status we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment income, determined without regard to the dividends paid deduction and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

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

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the Internal Revenue Service will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we maintain our status as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRSs will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20.0% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to REITs. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans. If a mezzanine loan satisfies an Internal Revenue Service safe harbor, it will be treated as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans that comply with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset tests and could challenge treatment of interest on such loan as qualifying income for purposes of the 75% gross income test, and, if such a challenge were sustained, we could fail to qualify as a REIT.

The use of TRS lessees will increase our overall tax liability.

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

Non U.S. investors may be subject to U.S. federal income taxes on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated if we were unable to cure such failure.

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

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

•           whether your investment is consistent with the applicable provisions of  ERISA and the Internal Revenue Code;

•           whether your investment is made in accordance with the documents and instruments governing your plan, IRA, or other arrangement, including the investment policy;

•           whether your investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

•           whether your investment will impair the liquidity of the plan, IRA, or other arrangement;

•           whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•           your need to value the assets of the plan annually.

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as "plan assets" for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered "prohibited transactions," under ERISA or the Internal Revenue Code. If such transactions were considered "prohibited transactions," our  advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, Moody National Advisors I, LLC and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with "parties-in-interest" or "disqualified persons" with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

Failure to satisfy the fiduciary standards of conduct and other requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.  Furthermore, to the extent that the assets of a plan or arrangement not subject to the fiduciary provisions of ERISA (for example, governmental plans, non-electing church plans, and foreign plans) will be used to purchase our stock, such plans should consider the impact of applicable federal, state, local, or non-U.S. law on the decision to make such purchase.

ITEM 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

ITEM 2.	Properties

As of December 31, 2012, we owned the Woodlands property. For more information on the Woodlands property, see Item 1, “Business− Investment Portfolio−Woodlands Property.”

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 19, 2013, we had approximately 1,582,988 shares of our common stock outstanding held by a total of approximately 428 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our initial public offering, which occurred on October 12, 2012. Our charter does not require our board of directors to pursue a liquidity event at any particular time, or at all. However, we expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our public offering, we disclose in each annual report distributed to our stockholders an estimated per share value of our common stock, the method by which the estimated per share value was developed, and the date of the data used to develop the estimated per share value. In addition, our advisor will prepare annual statements of the estimated per share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor has estimated the per share value of our common stock to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (not taking into account purchase price discounts for certain categories of purchasers).

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

Recent Sales of Unregistered Securities; Use of Offering Proceeds From Registered Securities

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock, was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of December 31, 2012, we had accepted investors’ subscriptions for, and issued, 1,317,307 shares of our common stock in our initial public offering and our follow-on offering, including 36,065 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $12,812,414.

As of December 31, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual
Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$184,570	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	101,524	Actual
Total expenses	$286,094

Through December 31, 2012, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were approximately $10,809,159, excluding $342,620 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For the year ended December 31, 2012, the ratio of the cost of raising capital to capital raised was approximately 15%.

We intend to use substantially all of the net proceeds from our public offerings to invest in a portfolio of real properties, real estate securities and debt-related investments. As of December 31, 2012, we had used $2,350,000 of the net proceeds from our initial public offering and debt financing to purchase our interest in the Residence Inn property (which was subsequently sold on August 23, 2012); $1,275,919 of the net proceeds from our initial public offering and debt financing to purchase our interest in the Hyatt Place note; and $5,088,578 of the net proceeds from our initial public offering and follow-on offering and debt financing to purchase the Woodlands property. As of December 31, 2012, we had paid $520,675 of acquisition expenses to third parties.

On August 2012, in connection with the death of a stockholder, we redeemed 6,000 shares of our common stock at the original purchase price of $10.00 per share, for an aggregate redemption price of $60,000. We have received no other requests to redeem shares of our common stock pursuant to our share redemption program. For a discussion of our share redemption program, see “Share Redemption Program” below.

Under our independent directors compensation plan, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and each of our three independent directors was granted 5,000 shares of restricted stock pursuant to our independent directors compensation plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act, resulting in an issuance of an aggregate of 15,000 shares of restricted stock. On August 24, 2011, the date of the 2011 annual meeting of our stockholders, each of our three independent directors received an additional grant of 2,500 shares upon their reelection to our board of directors, resulting in an issuance of 7,500 additional shares of restricted stock. On February 29, 2012, Lawrence S. Jones resigned as a member of our board of directors and forfeited 1,250 unvested shares of restricted stock granted under the independent directors compensation plan, leaving a balance of 21,250 shares issued pursuant to the plan as of March 31, 2012. On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares. On August 14, 2012, the date of the 2012 annual meeting of our stockholders, each of our three independent directors received an additional grant of 2,500 shares upon their reelection to our board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of December 31, 2012, a total of 33,750 shares of restricted stock had been issued by us to our independent directors pursuant to our independent directors compensation plan. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

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

Following the conclusion of our public offering, shares of common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value and other factors that our board of directors deems relevant, including the then-current reinvestment price under our distribution reinvestment plan and general market conditions.

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

Distribution Information

On May 20, 2010, our board of directors authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of an indirect interest in the Residence Inn property, which occurred on May 27, 2010. The distribution (1) accrues daily to our stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2011 and 2012.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Fourth Quarter 2011	67,284	29,758	97,042
Total	$208,664	$118,321	$326,985

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Fourth Quarter 2012	177,655	61,594	239,249
Total	$531,002	$177,023	$708,025

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the distribution reinvestment plan.

We paid $326,985 in aggregate distributions in the year ended December 31, 2011, which was comprised of $208,664 in cash distributions and $118,321 in shares issued pursuant to our distribution reinvestment plan. We paid $708,025 in aggregate distributions for the year ended December 31, 2012, which was comprised of $531,002 in cash distributions and $177,023 shares issued pursuant to our distribution reinvestment plan. For the years ended December 31, 2011 and 2012, we had cash provided by operating activities of $54,942 and $547,671, respectively, and our funds from operations were $185,740 and $(324,661), respectively. For the year ended December 31, 2012, approximately 77% of distributions were paid from cash provided by operating activities and the remaining approximately 23% was paid from offering proceeds. For the year ended December 31, 2011, approximately 17% of distributions were paid from cash provided by operating activities and the approximately 83% amount was paid from offering proceeds. For more information on how we calculate funds from operations and reconciliation to net income (loss), see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations− Funds from Operations and Modified Funds from Operations.”

The tax composition of our distributions declared for the years ended December 31, 2011 and 2012 was as follows:

	2012	2011
Ordinary Income	9.4%	0.0%
Capital Gain	90.6%	0.0%
Return of Capital	0.0%	100.0%
Total	100.0%	100.0%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2012, 2011, 2010, 2009 and 2008 and for the years ended December 31, 2012, 2011, 2010, 2009 and the period from January 15, 2008 (date of inception) through December 31, 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Total assets	$29,086,245	$21,940,218	$9,221,467	$313,509	$202,000
Total liabilities	$18,383,618	$16,801,869	$5,748,525	$111,509	$—
Special partnership units	$1,000	$1,000	$1,000	$1,000	$1,000
Total equity	$10,701,627	$5,137,349	$3,471,942	$201,000	$201,000

	Year Ended December 31,				Period from January 15, 2008 (date of inception) through December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Total revenue	$1,094,920	$383,413	$—	$—	$—
Total expenses	$1,280,740	$474,356	$161,886	$—	$—
Total income (loss) from discontinued operations	$1,179,933	$117,403	(124,796)

Net income (loss)	$994,113	$26,460	$(286,682)	$—	$—

STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities	$547,671	$54,942	$109,466	$—	$—
Net cash used in investing activities	$2,756,524	$1,374,545	$2,491,419	$—	$—
Net cash provided by financing activities	$3,852,064	$1,464,350	$3,102,096	$—	$202,000

OTHER DATA:
Distributions declared	$761,640	$341,147	$150,906	$—	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on January 15, 2008, to invest in a diversified portfolio of real estate investments. We will seek to acquire primarily hotel properties and, to a lesser extent, multifamily, office, retail and industrial properties as well as real estate securities and debt-related investments. We are dependent upon proceeds received from the sale of shares of our common stock in our continuous public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities.

On May 2, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of $1,000,000,000 in shares of our common stock to the public in our primary offering and $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On April 15, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On February 8, 2012, we were required to temporarily suspend our initial public offering due to the fact our previous auditors, Pannell Kerr Forster of Texas, P.C., notified us that they could not be considered independent for the 2009, 2010 and 2011 fiscal years. We subsequently engaged Frazier & Deeter, LLC to audit our 2009, 2010 and 2011 consolidated financial statements and to review our 2011 interim consolidated financial statements. We recommenced our initial public offering on March 13, 2012.

On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,580 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

Prior to the termination of our initial public offering, on February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On October 12, 2012, our follow-on offering was declared effective by the SEC and we terminated our initial public offering and commenced our follow-on offering. As of December 31, 2012, we had accepted investors’ subscriptions for, and issued, 1,317,307 shares of our common stock in our initial public offering and follow-on offering, including 36,065 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $12,812,414.

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

As of December 31, 2012, our portfolio consisted of two investments: (1) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel; and (2) the Woodlands property, a 91 room hotel situated on approximately 216,849 square foot (4.98 acre) parcel of land in The Woodlands, Texas.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our continuous public offering, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Market Outlook

The recent recession in the United States has impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of the Residence Inn property on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our continuous public offering, including those offered for sale through our distribution reinvestment plan, and through the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $387,070, which was primarily from real estate operations and net interest income. Net cash provided by operating activities for the year ended December 31, 2011 was $54,942.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $2,595,923, which was comprised of net proceeds from the sale of real estate of $3,223,480, and repayments of a mortgage note receivable of $187,033 offset by an increase in restricted cash of $661,243 and additions to hotel properties of $5,345,193. Net cash used in investing activities for the year ended December 31, 2011 was $1,374,545.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was $3,852,064, consisting primarily of offering proceeds of $7,670,174, which was used to fund $1,658,879 in offering costs, $531,002 for the payment of distributions, $534,217 for repayments of notes payable, and $956,598 for distributions to noncontrolling interest in joint venture. Net cash provided by financing activities for the year ended December 31, 2011 was $1,464,350.

Cash and Cash Equivalents

As of December 31, 2012, we had cash on hand of $2,710,101.

Debt

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2012, our debt levels did not exceed 300% of the value of our assets.

As of December 31, 2011, our debt-to net assets ratio exceeded 300%. Our independent directors approved such excess debt due to the fact that our board of directors believed that our outstanding indebtedness was adequately secured and we were able to service our outstanding indebtedness under the terms of our financing agreements.

As of December 31, 2012, our outstanding indebtedness totaled $17,904,671, which consisted of $11,003,658 outstanding on the financing obtained in connection with the acquisition of the Hyatt Place note, and $6,901,013 outstanding on the Woodlands loan, each described below.

Acquisition Note. In connection with the acquisition of the Hyatt Place note, on the closing date and effective as of May 5, 2011, MNHP Note Holder, LLC, the note joint venture, borrowed $11,483,280 from Patriot Bank, pursuant to a mortgage note, or the acquisition note, and the Commercial Loan Agreement, or the loan agreement, by and among Patriot Bank, the note joint venture, Moody National Mortgage, Moody National Management L.P., or Moody National Management, an affiliate of our sponsor, Moody National Realty Company, L.P., or Moody National Realty, an affiliate of our sponsor, and Brett C. Moody.

The entire unpaid principal balance of the acquisition note and all accrued and unpaid interest thereon is due and payable in full on May 5, 2018, or the acquisition note maturity date. The acquisition note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012, or the first change date. For the period from the first change date through August 21, 2015, or the second change date, the acquisition note bears interest at a fixed rate of 3.0% which is equal to (1) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S., or the prime rate, in effect as of the first change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law, or the maximum rate. For the period from the second change date through the acquisition note maturity date, the acquisition note will bear interest at a fixed rate equal to (1) the prime rate in effect as of the second change date, minus (2) 0.25%, provided that in no event will the interest rate exceed the maximum rate. The Prime Rate at December 31, 2012 was 3.25%. All amounts of principal and interest due under the acquisition note that are more than ten days past due will bear interest at a rate equal to the applicable interest rate due under the acquisition note for such amounts plus 5.0%. The note joint venture may prepay the acquisition note, in whole or in part, at any time without penalty or premium.

The performance of the obligations of the note joint venture under the acquisition note is secured by a Collateral Assignment of Note and Liens by and between the note joint venture and Patriot Bank, or the collateral assignment, pursuant to which the note joint venture pledged and collaterally assigned to Patriot Bank, and granted Patriot Bank a security interest in, all of note joint venture’s right, title and interest in and to, among other items, (1) the Hyatt Place note and all indebtedness evidenced thereby, (2) the Deed of Trust, Security Agreement and Financing Statement by the borrower for the benefit of Patriot Bank with respect to the Hyatt Place property, (3) all other loan documents relating to the Hyatt Place note, and (4) all right, title, interest and claims of the note joint venture as the owner of the Hyatt Place note, including any and all payments of any kind payable to the note joint venture by the borrower by reason of the note joint venture’s ownership of the Hyatt Place note. Pursuant to the collateral assignment, upon any event of default under the loan agreement or the collateral assignment, all amounts due and payable by the trust under the Hyatt Place note will be due and payable to Patriot Bank.

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

Woodlands Loan. In connection with the acquisition of the Woodlands property by Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of our operating partnership, or Moody Holding, Moody Holding assumed, as modified, an existing mortgage loan secured by the Woodlands property with an original principal amount of $7,500,000, or the Woodlands loan, from U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9, or the lender. As of the closing date, the Woodlands loan had an outstanding principle balance of $6,911,422.

The entire unpaid principal balance of the Woodlands loan and all accrued and unpaid interest thereon is due and payable in full on December 6, 2016. Interest on the outstanding principal balance of the Woodlands loan accrues at a per annum rate equal to 6.0%. In the event that, and so long as, any event of default has occurred and is continuing under the Woodlands loan, the outstanding principal balance of the Woodlands loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2)11.0%. In addition, in the event that any payment due under the Woodlands loan is not made when due, Moody Holding will pay a late charge in an amount equal to 5.0% of the amount of the overdue payment. Moody Holding may, upon at least thirty days prior written notice to the lender, prepay the Woodlands loan in full without penalty at any time following the date that is three months prior to the maturity date. In certain circumstances a prepayment of the Woodlands loan will be subject to a prepayment penalty calculated in accordance with the promissory note evidencing the Woodlands loan. Principal payments on the Woodlands loan of $123,201, $130,908, $139,097 and $6,507,807 are due for the years 2013, 2014, 2015 and 2016, respectively. As of December 31, 2012, there was $6,901,013 outstanding on the Woodlands loan.

The performance of the obligations of Moody Holding under the Woodlands loan are secured by, among other things, (1) a security interest in the Woodlands property and other collateral granted to lender by Moody Holding pursuant to a Deed of Trust and Security Agreement, (2) a security interest in all personal property, accounts, inventory and other collateral related to the operation of the Woodlands property by Moody National Wood-Hou MT, LLC, or the Master Tenant, pursuant to a Security Agreement, (3) an assignment of the leases and rents of the Woodlands property in favor of the lender by each of Moody Holding and Master Tenant, (4) an assignment of all of Master Tenant’s right, title and interest in and to the management agreement with respect to the Woodlands property and the subordination of all of the property manager’s rights and interests with respect to the Woodlands property to the liens and interests of the lender pursuant to an Assignment and Subordination of Management Agreement, and (5) an absolute guaranty to pay, and agreement to indemnify the lender with respect to, certain of the obligations and liabilities of Moody Holding under the Woodlands loan granted to the lender, on a joint and several basis, by Brett C. Moody, us and our operating partnership.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2012:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations(1)	$17,904,671	$449,492	$953,090	$7,232,807	$9,269,282
Interest payments on outstanding debt obligations(2)	3,270,047	746,554	1,439,000	980,828	103,665
Purchase obligations(3)	—	—	—	—	—
Total	$21,174,718	$1,196,046	$2,392,090	$8,213,635	$9,372,947

(1)  Amounts include principal payments only.
(2)  Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2012.
(3)  Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2012.

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in a public offering. As of December 31, 2012, total offering costs were $4,132,374 for the initial public offering and $746,040 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $184,570 were incurred directly by us for the initial public offering and follow-on offering, respectively. We have reimbursed our advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $583,324 in offering costs for the follow-on offering. We have a $481,801 receivable from our advisor for offering costs, which is recorded as an offset to additional paid-in capital. The remaining $2,903,243 in offering costs is not our liability because such costs exceed the 15% limit described above.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2012, our total operating expenses were $970,563, which included $138,278 in operating expenses incurred directly by us and $832,285 incurred by our advisor on our behalf. Of the $923,588 in total operating expenses incurred during the four fiscal quarters ended December 31, 2012, $599,681 exceeded the 2%/25% Limitation and is not our obligation. Additionally, our advisor has incurred $2,490,553 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2012. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor nor our obligation.

Our advisor waived all expenses reimbursable to our advisor for the seven fiscal quarters ended December 31, 2012 to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all such expenses incurred directly by us during this waiver period shall be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed by our advisor were $1,243,824 as of December 31, 2012.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our interest in the Residence Inn property. As of December 31, 2011, we owned the joint venture interest in the Residence Inn property and the Hyatt Place note. As of December 31, 2012, we owned the joint venture interests in the Hyatt Place note and the Woodlands property. Because we acquired the Hyatt Place note on June 3, 2011, sold the Residence Inn property on August 23, 2012 and acquired the Woodlands property on November 8, 2012, our results of operations for the year ended December 31, 2012 are not directly comparable to those for the year ended December 31, 2011. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As a result of the sale of the Residence Inn property, the revenues and expenses of the Residence Inn property are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented and are discussed below separately.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011

Revenue

Hotel revenue was $436,652 for the year ended December 31, 2012 and was related to revenue from the Woodlands property. Interest income from real estate loan receivable related to the Hyatt Place note increased to $658,268 for the year ended December 31, 2012 from $383,413 for the year ended December 31, 2011 due to the fact that we owned the Hyatt Place note during the entire 2012 reporting period. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands property for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $274,322 for the year ended December 31, 2012. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions and owning the Woodlands property for the entire reporting period.

Property Taxes, Insurance and Other

Property taxes, insurance and other were $29,615 for the year ended December 31, 2012. We expect this amount to increase in future periods as a result of anticipated future acquisitions and owning the Woodlands property for the entire reporting period.

Depreciation and Amortization

Depreciation and amortization expense was $58,650 for the year ended December 31, 2012. We expect this amount to increase in future periods as a result of anticipated future acquisitions and owning the Woodlands property for the entire reporting period.

Property Acquisition Expenses

Property acquisition expenses were $365,720 for the year ended December 31, 2012 and were related to the acquisition of the Woodlands property.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased from $267,563 for the year ended December 31, 2011 to $138,479 for the the year ended December 31, 2012. These corporate general and administrative expenses consisted primarily of restricted stock compensation and asset management fees. The decrease in corporate general and administrative expenses was primarily due to decreases in asset management fees for the year ended December 31, 2012 as a result of our advisor waiving the asset management fees due to it during the period. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase of the Hyatt Place note. In connection with the acquisition of the Woodlands property, we assumed a loan with a principal balance of $6,911,422 at the date of closing. During the years ended December 31, 2012 and 2011, we incurred interest expense of $413,954 and $206,793, respectively, related to this debt, including amortization of deferred loan costs of $13,518 and $8,034, respectively. This increase in interest expense was due to the fact that we owned our interest in the Hyatt Place note for the full period in 2012. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Operating Income (Loss) from Discontinued Operations

Operating income (loss) from discontinued operations was $(329,353) and $216,703 for the years ended December 31, 2012 and 2011, respectively. This decrease in operating income was due to the fact that we owned our interest in the Residence Inn property for the full period in 2011 and that we paid a loan prepayment penalty and wrote off unamortized loan costs during the year ended December 31, 2012.

Gain on Disposition of Hotel Property

Gain on disposition of hotel property was $1,510,786 and $0 for the years ended December 31, 2012 and 2011, respectively, and related to the sale of the Residence Inn property.

Income Tax Expense

Income tax expense decreased from $99,300 to $1,500 for the years ended December 31, 2011 and 2012, respectively, based on income tax rates of 41% and 21% for the years ended December 31, 2011 and 2012, respectively.

Total Income from Discontinued Operations

Total income from discontinued operations was $1,179,933 and $117,403 for the years ended December 31, 2012 and 2011, respectively.

Net Income (Loss)

We had net income of $994,113 for the year ended December 31, 2012 compared to net income of $26,460 for the year ended December 31, 2011. Our increase in net income for the year ended December 31, 2012 is due to the factors described above and the fact that we sold the Residence Inn property during the year ended December 31, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $373,806 and $75,362 and income attributable to a noncontrolling interest in common operating partnership units of $79 and $51, net income (loss) attributable to us was $620,228 and $(48,953) for the years ended December 31, 2012 and 2011, respectively.

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

Income Taxes

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes. We previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because we had a net operating loss for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $38,200 and $105,600 in current income taxes for the years ended December 31, 2012 and 2011, respectively. We had a net deferred tax liability of $0 and $36,700 as of December 31, 2012 and 2011, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2012.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary. We have not recorded any adjustment to our financial statements as a result of this interpretation. We have tax years 2008, 2009, 2010, 2011 and 2012 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such losses for the years ended December 31, 2012 and 2011.

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

Mortgage Note Receivable

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. We did not record a valuation allowance during the year ended December 31, 2012.

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 8,125 shares, held by our independent directors are included in the calculation of earnings per share because the effect is dilutive.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of December 31, 2012, our only investments consisted of our 74.5% joint venture interest in the Hyatt Place note and the Woodlands property. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

Distributions

On May 20, 2010, we authorized and declared a cash distribution to our stockholders, or the distribution, contingent upon the closing of our acquisition of our interest in the Residence Inn property, which occurred on May 27, 2010. The distribution (1) accrues daily to our stockholders of record on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2011 and 2012.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Fourth Quarter 2011	67,284	29,758	97,042
Total	$208,664	$118,321	$326,985

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Fourth Quarter 2012	177,655	61,594	239,249
Total	$531,002	$177,023	$708,025

(1)   Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)   Amount of distributions paid in shares of common stock pursuant to the distribution reinvestment plan.

We paid $326,985 in aggregate distributions in the year ended December 31, 2011, which was comprised of $208,664 in cash distributions and $118,321 in shares issued pursuant to our distribution reinvestment plan. We paid $708,025 in aggregate distributions for the year ended December 31, 2012, which was comprised of $531,002 in cash distributions and $177,023 in shares issued pursuant to our distribution reinvestment plan. For the years ended December 31, 2011 and 2012, we had cash provided by operating activities of $54,942 and $547,671, respectively, and our funds from operations were $185,740 and $(324,661), respectively. For information on how we calculate funds from operations, see “Funds from Operations and Modified Funds from Operations” below. For the year ended December 31, 2012, approximately 77% of distributions were paid from cash provided by operating activities and the remaining approximately 23% was paid from offering proceeds. For the year ended December 31, 2011, approximately 17% of distributions were paid from cash provided by operating activities and the remaining approximately 83% was paid from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2012 and 2011 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2012	2011
Net Income	$994,113	$26,460
Adjustments:
Depreciation of real estate assets	231,279	312,856
Gain on disposition of hotel property	(1,510,786)	—
Adjustments for noncontrolling interests	(39,267)	(153,576)
Funds from Operations	(324,661)	185,740
Adjustments:
Loss from early extinguishment of debt	466,056	—
Stock/unit-based compensation	100,086	74,346
Amortization of deferred loan costs	30,881	33,013
Property acquisition expense	365,720	—
Adjustments for noncontrolling interests	(123,611)	(8,295)
Modified Funds from Operations	$514,471	$284,804

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of our common stock on April 15, 2009. On October 12, 2012, the SEC declared the registration statement for our follow-on offering effective and we terminated our initial public offering. We issued 1,126,253 shares of our common stock in our initial public offering, including 29,580 shares issued pursuant to the DRIP, resulting in gross offering proceeds to us of $10,966,728. As of March 19, 2013, we had accepted investors’ subscriptions for, and issued 1,527,016 shares of our common stock in our initial public offering and follow-on offering, including 43,708 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to us of $14,833,078.

Distributions Declared

On December 31, 2012, we declared a distribution in the aggregate amount of $91,381, of which $67,200 was paid in cash on January 15, 2013 and $24,181 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On January 31, 2013, we declared a distribution in the aggregate amount of $93,909, of which $68,777 was paid in cash on February 15, 2013 and $25,132 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On February 28, 2013, we declared a distribution in the aggregate amount of $87,898, of which $64,602 was paid in cash on March 15, 2013 and $23,296 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock.

Potential Acquisition

On February 11, 2013, we entered into the Purchase Agreement relating to the acquisition of a Hyatt Place hotel property located in Germantown, Tennessee, or the Hyatt Place hotel, from an unaffiliated third party seller for an aggregate purchase price of $11,300,000, plus closing costs. We intend to finance the acquisition of the Hyatt Place hotel with proceeds from our ongoing public offering and approximately $7,600,000 of indebtedness secured by the Hyatt Place hotel.

Opened in August 2009, the Hyatt Place hotel features 127 guestrooms designed to accommodate extended visits with space for work, study and entertainment. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace with task lighting. Other amenities include Wi-Fi internet access throughout the hotel, 24-hour StayFit@Hyatt fitness center, heated outdoor pool, and 24/7 guest kitchen and bakery café. The Hyatt Place hotel offers 1,025 square feet of flexible meeting space and offers all-inclusive meeting packages tailored to specific corporate and group travel needs.

The Hyatt Place hotel is located in Germantown, which is a suburb bordering east Memphis, along Memphis’ Technology Corridor. It is within close proximity to the FedEx World Headquarters, the FedEx Tech Headquarters, Nike, Thomas & Betts, and Tournament Players Club at Southwind. FedEx Corporation, or FedEx, is the most significant employer in the Germantown area. In 2012, FedEx filed a $30.2 million building permit to construct a mixed-use building in close proximity to the Hyatt Place hotel. This is part of FedEx’s plan to invest approximately $142 million in expanding, upgrading, and consolidating its facilities, which will include a new Air Operations Training Center. The project will include a 250,000 square foot expansion to FedEx’s Memphis facilities, and completion is currently expected for 2016.

Median family income for Germantown equals $131,557, as compared to the 2011 U.S. average of $51,413. In addition to industry and commercial growth, population growth in Germantown has increased by 16.5% since 2000, as compared with the national growth rate of 9.61%.

The acquisition of the Hyatt Place hotel is subject to substantial conditions to closing, including: (1) obtaining appropriate financing for the acquisition of the Hyatt Place hotel; (2) the sale of a sufficient number of shares of our common stock in our public offering to fund a portion of the purchase price for the Hyatt Place hotel; and (3) the absence of a material adverse change to the Hyatt Place hotel prior to the date of the acquisition. There is no assurance that we will close the acquisition of the Hyatt Place hotel on the terms described above or at all.

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

As of December 31, 2012, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The table below summarizes our notes payable as of December 31, 2012 based on their maturity dates:

	Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Fair Value(1)
Liabilities
Notes Payable
Fixed Rate	$449,492	$467,263	$485,827	$6,864,384	$368,423	$9,269,282	$17,904,671
Adjustable Rate	—	—	—	—	—	—	—
Interest rate(2)	4.16%	4.16%	4.16%	4.16%	3.00%	3.00%	—

(1)
The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012.

(2)
The acquisition note bears interest at a fixed rate of 3.00% per annum through August 21, 2015. For the period from August 21, 2015 through the acquisition note maturity date of May 5, 2018, the acquisition note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of August 21, 2015, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate.

The weighted-average interest rate of our fixed rate debt was 4.16% at December 31, 2012. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2012. At December 31, 2012, the fair value of our fixed rate debt was $17,904,671 and the carrying value of our fixed rate debt was $17,904,671.

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts in the years ended December 31, 2012 and 2011.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 7, 2012, Pannell Kerr Forster of Texas, P.C., or PKF, notified us that it could not be considered an independent auditor for the 2011 fiscal year because PKF prepared the tax returns of Brett C. Moody. On February 8, 2012, our board of directors and audit committee accepted the resignation of PKF from its engagement as our registered public accounting firm. On February 10, 2012, PKF also notified us that it could not be considered an independent auditor for the 2009 and 2010 fiscal years because PKF had provided tax advice to other affiliates of Mr. Moody. As a result, PKF notified us our audited consolidated financial statements for the years ended December 31, 2009 and 2010 included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2011 and the interim unaudited consolidated financial statements for the three months ended March 31, 2011 as filed with the SEC on Form 10-Q on May 16, 2011, the three and six months ended June 30, 2011 as filed with the SEC on Form 10-Q on August 15, 2011 and the three and nine months ended September 30, 2011 as filed with the SEC on Form 10-Q on November 14, 2011, could not be relied upon.

On February 8, 2012, our audit committee engaged Frazier & Deeter as its independent registered public accounting firm. We engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2011 fiscal year, (2) audit the 2009 and 2010 audited financial statements and (3) review the interim consolidated financial statements for 2011. On May 8, 2012, we engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2012 fiscal year, (2) audit the 2012 financial statements and (3) review the interim consolidated financial statements for 2012.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	49	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	58	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	48	Independent Director
John P. Thompson	49	Independent Director
Charles L. Horn	52	Independent Director

Brett C. Moody has served as our Chairman of the Board, Chief Executive Officer and President since January 2008, the month in which our Company was formed. He also serves as Chief Executive Officer and President of our advisor. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management and, Moody National Development Company and their respective subsidiaries, collectively referred to as the “Moody National Companies.” His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies’ team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program.

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

Robert W. Engel has served as our Chief Financial Officer and Treasurer since January 2008, the month in which our Company was formed, and as our Secretary since May 2010. In addition, Mr. Engel also serves as the Chief Financial Officer — Real Estate Development and Management of the Moody National Companies, a position he has held since September 2006. Prior to working at the Moody National Companies, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel has a Bachelor of Business Administration with Highest Honors with a major in Accounting from the University of Texas at Austin in Austin, Texas.

William H. Armstrong III has served as one of our independent directors since September 2008, the month in which our Company was formed. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company that acquires, develops, manages and sells residential and commercial real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C. based non-profit organization, and is a member of the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received his B.A. in Economics from the University of Colorado Denver.

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

John P. Thompson has served as one of our independent directors since September 2008, the month in which our Company was formed. Mr. Thompson is the founder of PinPoint Commercial, which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm as well as overseeing the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial broker with CB Richard Ellis, Inc. Mr. Thompson received his Bachelor of Business Administration in Finance from the University of Texas at Austin in Austin, Texas.

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

Charles L. Horn has served as one of our independent directors since May 2012. Mr. Horn joined Alliance Data in 2009 as Executive Vice President and Chief Financial Officer, after having served as Senior Vice President and Chief Financial officer at Builders Firstsource, Inc. since 1999. Prior to that, Mr. Horn was VP of finance and treasury for the retail operations of Pier 1 Imports, Inc. As CFO, one of Mr. Horn’s primary responsibilities is to ensure that Alliance Data maintains transparency and consistency in financial reporting and accounting practices across the enterprise. Mr. Horn also drives the company’s investor relations strategy, heading up communications with the investment community. Mr. Horn earned a Bachelor’s degree in Business Administration from Abilene Christian University and an MBA from the University of Texas at Austin. Mr. Horn is also a Certified Public Accountant in the state of Texas, is a member of the Texas Society of CPAs, and a member of the American Institute of CPAs.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as a certified public accountant and an officer of a publicly traded company has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Horn is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Messrs. William H. Armstrong, III, Charles L. Horn and John P. Thompson, all of whom are independent directors. Mr. Horn currently serves as the chairman of the audit committee and has been designated by the board of directors as the “audit committee financial expert” pursuant to the requirements of Item 407(d)(5) of Regulation S-K promulgated by the SEC under the Exchange Act.

Investment Committee
\

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

Compensation of our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. As a result, we do not have nor has our board of directors considered a compensation policy for our executive officers. As a result, we have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2012. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	—	$—
William H. Armstrong, III	54,000	25,000	—	79,000
John P. Thompson	56,000	25,000	—	81,000
Lawrence S. Jones(3)	12,000	—	—	81,000
Charles L. Horn	44,000	75,000	—	93,000
Total	$166,000	$125,000	—	$255,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)
As described below under “Independent Directors Compensation Plan,” each of Messrs. Armstrong, Horn and Thompson received a grant of 2,500 shares upon their reelection to the our board of directors on August 14, 2012, the date of the annual meeting of our stockholders. Mr. Horn received a grant of 5,000 shares upon joining our board of directors on May 9, 2012. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)
On February 29, 2012, Lawrence S. Jones resigned as a member of our board of directors and forfeited 1,250 unvested restricted shares of common stock previously granted under our independent directors compensation plan.

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board of directors receives 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2012, 35,000 shares of restricted common stock have been granted to our independent directors and 1,250 shares of restricted common stock have been forfeited by a resigning independent director.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,966,250
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,966,250

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 19, 2013, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody (3)	27,774	1.8%
Robert W. Engel	—	—
William H. Armstrong, III	11,615	0.7%
John P. Thompson	11,615	0.7%
Charles L. Horn	7,500	0.5%
All Directors and Executive Officers as a group	58,504	3.7%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
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

(3)	Includes 27,774 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

As of December 31, 2012, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody Holdings owned 100% of the special units issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings is not entitled to receive any other distributions.

We have not paid any distributions to Moody Holdings pursuant to its subordinated participation interest.

Residence Inn Property

On May 27, 2010, we acquired our interest in the Residence Inn property through Moody National RI Perimeter JV, LLC, or the joint venture. The joint venture purchased the property interests in the Residence Inn property held collectively by twenty-seven tenant-in-common owners, or the seller. The seller acquired the Residence Inn property pursuant to an offering of tenant-in-common interests sponsored by one of our affiliates and the joint venture agreed to purchase the property in connection with the restructuring of the existing financing secured by the property. We owned a 75% interest in the joint venture through our indirect subsidiary, Moody National Perimeter REIT JV Member, LLC, or the REIT JV Member. Moody National RI Perimeter TO, LLC, a limited liability company wholly owned by Brett C. Moody, our Chairman of the Board and Chief Executive Officer, or the Moody JV Member, owned a 25% membership interest in the joint venture. The Residence Inn property was sold to a third party buyer on August 23, 2012.

REIT JV Member served as the manager of the joint venture. Under the terms of the joint venture agreement, REIT JV Member received 100% of cash from operations until it had received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital, or the preferred return. Under the terms of the joint venture agreement, once REIT JV Member received the preferred return, Moody JV Member was entitled to receive 100% of cash from operations until it had received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital. Thereafter, each member was entitled to receive distributions in accordance with their respective percentage interests. Distributions constituting a return of capital were paid in the same priority.

On May 27, 2010, in connection with the acquisition of the Residence Inn property, the REIT JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000. The entire principal amount of the promissory note and all accrued and unpaid interest thereon was due and payable in full on May 27, 2011. On June 9, 2011, the REIT JV Member and the Moody JV Member entered into an amendment to the promissory note, effective as of June 3, 2011, that extended the maturity date of the promissory note for an additional year to May 27, 2012. The unpaid principal amount of the promissory note bore interest at a rate of 1.25% per annum. The entire principal amount of the promissory note and all accrued and unpaid interest thereon was paid in full on May 27, 2012.

Hyatt Place Note

On June 3, 2011 and effective as of May 5, 2011, we acquired a joint venture interest in the Hyatt Place note, which was issued by Moody National HP Grapevine Trust, a Delaware statutory trust established by affiliates of our sponsor, or the trust. We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture. Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture and certain holders of ownership interests in the trust, or the trust members, initially collectively owned an approximately 12.5% membership interest in the note joint venture. As of December 31, 2012, our operating partnership had made additional capital contributions to the note joint venture, as a result of which our operating partnership’s membership interest in the note joint venture increased to 74.5% and the collective membership interest in the note joint venture of the trust members has decreased to 11.5%. As of December 31, 2012, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

Pursuant to the terms of the note joint venture agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the note joint venture and our operating partnership and the other joint venture members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the note joint venture in proportion to their respective membership interests in the joint venture. The note joint venture agreement provides that cash proceeds from a sale, exchange, refinancing or other disposition of the Hyatt Place note will be distributed as follows: (1) first, to each member of the note joint venture in proportion to their respective unreturned capital contributions to the note joint venture until each member’s unreturned capital contributions have been reduced to zero; (2) second, to Moody National Mortgage until Moody National Mortgage has been distributed an amount equal to approximately 14% of all distributions made to all members of the note joint venture (inclusive of all prior distributions); and (3) thereafter, approximately 14% to Moody National Mortgage and approximately 86% to our operating partnership and the other note joint venture members in proportion to their respective membership interests in the note joint venture. In addition, so long as Moody National Mortgage or Moody National Management, L.P., an affiliate of our sponsor, or Moody National Management, has any outstanding guaranty of any indebtedness of the note joint venture, (1) our operating partnership will in good faith consult with Moody National Mortgage and consider any proposals or recommendations of Moody National Mortgage regarding any possible refinancing of indebtedness on the Hyatt Place note or any sale of the Hyatt Place note and (2) any sale of the Hyatt Place note will require the consent of Moody National Mortgage, which consent will not be unreasonably withheld. Pursuant to the joint venture agreement, no member of the note joint venture may transfer all or part of its membership interest in the note joint venture without the prior written consent of our operating partnership.

Our Relationships with our Advisor and our Sponsor

Our advisor, Moody National Advisor I, LLC, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in January 2008 and is indirectly owned by our sponsor, Moody National REIT Sponsor, LLC. Mr. Moody, our Chairman of the Board, Chief Executive Officer and President, also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

•
We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. As of December 31, 2012, we had paid an acquisition fee of $180,000 to our advisor in connection with the acquisition of the Woodlands property. Our advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn property and the Hyatt Place note.

•
We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. As of December 31, 2012, we had not paid our advisor any origination fees.

•
We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. For the years ended December 31, 2011 and 2012, we incurred $137,041 and $33,303 in asset management fees payable to our advisor, respectively.

•
We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. As of December 31, 2012, we had not paid our advisor any debt financing fees due to the fact that our advisor waived its debt financing fee in connection with the financing of the Residence Inn property and the Hyatt Place note.

•
If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. As of December 31, 2012, we had not paid our advisor any disposition fees.

•
Where we engage Moody National Hospitality Management, LLC as our property manager, we pay Moody National Hospitality Management, LLC a market-based property management fee in connection with the operation and management of properties. As of December 31, 2012, we had paid Moody National Hospitality Management, LLC management fees of $13,102 and accounting fees of $2,500.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

•
Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with a public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us to exceed 15.0% of gross offering proceeds from the sale of our shares in our public offering as of the date of reimbursement. Within 60 days of the last day of a month in which a public offering ends, our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in the completed public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such completed public offering. As of December 31, 2012, total offering costs were $4,132,374 for the initial public offering and $746,040 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $184,570 were incurred directly by us for the initial and follow-on offerings, respectively. We have reimbursed our advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $583,324 in offering costs for the follow-on offering. We have a $481,801 receivable from our advisor for offering costs, which is recorded as an offset to additional paid-in capital. The remaining $2,903,243 in offering costs is not a liability of ours because such costs exceed the 15% limit described above. Our initial public offering terminated on October 12, 2012. Pursuant to the advisory agreement, within 60 days following the last day of the month in which the initial public offering terminates, our advisor must reimburse us to the extent that the organization and offering costs borne by us in connection with the initial public offering exceed the 15% of the gross offering proceeds to us from our initial public offering. Organization and offering costs borne by us in connection with the initial public offering did not exceed 15% of the gross offering proceeds to us from our initial public offering.

•
We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2012, our total operating expenses were $970,563, which included $138,278 in operating expenses incurred directly by us and $832,285 incurred by our advisor on our behalf. Of the $970,563 in total operating expenses incurred during the four fiscal quarters ended December 31, 2012, $599,681 exceeded the 2%/25% limitation and is not our obligation. Such excess amount may be reimbursed to our advisor by us in the future upon approval by our board of directors. Additionally, our advisor has incurred $2,490,553 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2012. Subject to a future determination by our board of directors, this amount is not reimbursable to our advisor nor an obligation of ours. Our advisor waived all expenses reimbursable to it for the seven fiscal quarters ended December 31, 2012. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on behalf of us. Total reimbursable expenses for the year ended December 31, 2012 our total operating expenses as a percentage of average invested assets and net income were 1.0%.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. As of December 31, 2012, we had not reimbursed our advisor for any acquisition expenses.

Our advisory agreement has a one-year term expiring April 15, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offering of common stock is Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, Moody Securities is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our offering. Our dealer manager agreement with Moody Securities provides for the following compensation:

•
We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our continuous public offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to our distribution reinvestment plan. As of December 31, 2012, we had paid our dealer manager $890,784 in selling commissions.

•
We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our continuous public offering, a portion of which may be reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to our distribution reinvestment plan. As of December 31, 2012, we had paid our dealer manager $230,780 in dealer manager fees.

•
We reimburse the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in our continuous public offering, including shares sold pursuant to our distribution reinvestment plan. These due diligence expenses will not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our continuous public offering, and we have the right to require detailed and itemized invoices for any such expenses. We will also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2012, our dealer manager had incurred no such expenses.

Approval of Related Party Transactions

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding the transactions and arrangements described above. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

Independent Registered Public Accounting Firm

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm, and provided certain tax and other services to us, from January 15, 2008, the date of our formation, to November 2010. On November 4, 2010, we and Deloitte mutually agreed to the cessation of Deloitte’s engagement as our independent registered public accounting firm upon the completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010. During 2011 and 2012, Deloitte provided tax and certain review services to us. The decision to change our independent registered public accounting firm was approved by the audit committee of our board of directors. On November 8, 2010, the audit committee of our board of directors approved the engagement of Pannell Kerr Forster of Texas, P.C., or PKF, as our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011. As discussed in Item 9 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), PKF resigned as our auditor on February 8, 2012 and our audit committee appointed Frazier & Deeter, LLC, or Frazier & Deeter, as our new independent auditor. On May 8, 2012, we engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2012 fiscal year, (2) audit the 2012 financial statements and (3) review the interim consolidated financial statements for 2012.

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

All services rendered by Deloitte, PKF and Frazier & Deeter for the years ended December 31, 2012 and 2011 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Deloitte

The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us by Deloitte for professional accounting services for the years ended December 31, 2012 and 2011 are set forth in the table below.

	2012	2011
Audit fees	$38,075	$41,115
Audit related fees	—	—
Tax fees	37,000	20,250
All other fees	—	—
Total	$75,075	$61,365

PKF

The audit committee reviewed the audit and non-audit services performed by PKF, as well as the fees charged by PKF for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of PKF. The aggregate fees billed to us by PKF for professional accounting services for the years ended December 31, 2012 and 2011 are set forth in the table below.

	2012	2011
Audit fees	$—	$82,634
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$—	$82,634

Frazier & Deeter

The audit committee reviewed the audit and non-audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Frazier & Deeter. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2012 and 2011 are set forth in the table below.

	2012	2011
Audit fees	$316,003	$—
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$316,003	$—

For purposes of the preceding tables, Deloitte’s, PKF’s and Frazier & Deeter’s professional fees are classified as follows:

•
Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

10.2
Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.3
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

10.5	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.6
MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”) and incorporated herein by reference)

10.7
Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (filed as Exhibit 10.2 to the June 9th Form 8-K and incorporated herein by reference)

10.8
Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (filed as Exhibit 10.3 to the June 9th Form 8-K and incorporated herein by reference)

10.9
Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (filed as Exhibit 10.4 to the June 9th Form 8-K and incorporated herein by reference)

10.10
Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (filed as Exhibit 10.5 to the June 9th Form 8-K and incorporated herein by reference)

10.11
Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (filed as Exhibit 10.6 to the June 9th Form 8-K and incorporated herein by reference)

10.12
Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (filed as Exhibit 10.7 to the June 9th Form 8-K and incorporated herein by reference)

10.13
Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (filed as Exhibit 10.8 to the June 9th Form 8-K)

10.14
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (filed as Exhibit 10.9 to the June 9th Form 8-K and incorporated herein by reference)

10.15
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (filed as Exhibit 10.10 to the June 9th Form 8-K and incorporated herein by reference)

10.16
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (filed as Exhibit 10.11 to the June 9th Form 8-K and incorporated herein by reference)

10.17
Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (filed as Exhibit 10.12 to the June 9th Form 8-K and incorporated herein by reference)

10.18
Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.13 to the June 9th Form 8-K and incorporated herein by reference)

10.19
Assignment and Assumption of Purchase Agreement, dated as of April 12, 2012, by and between Moody National Companies, LP and Moody National Wood-Hou Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.20
Purchase Agreement, dated as of March 22, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.21
First Amendment to Purchase Agreement, dated as of April 6, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.22
Agreement of Purchase and Sale, dated August 14, 2012, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and 6096 Barfield Road, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form8-K filed on August 20, 2012)

10.23
Fee and Expense Waiver Agreement, dated September 28, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.24
Hotel Lease Agreement, dated November 7, 2012, by and between Moody National Wood-Hou Holding, LLC and Moody National Wood-Hou MT, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.25
Hotel Management Agreement, dated November 7, 2012, by and between Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.26
Promissory Note, dated November 17, 2006, by Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC and Miriam Hotel Houston, LLC, in favor of ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.27
Consent, Modification and Assumption Agreement With Release, dated November 7, 2012, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC, Terrapin Operator Woodlands, LLC, Moody Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Wood-Hou MT, LLC, Brett C. Moody and U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.28
Deed of Trust and Security Agreement, dated November 17, 2006, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.29
Security Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.30
Assignment of Leases and Rents, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.31
Assignment and Subordination of Management Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.32
Indemnity and Guaranty Agreement, dated November 7, 2012, by Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.33
Hazardous Substances Indemnity Agreement, dated November 7, 2012, by Moody National Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

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

MOODY NATIONAL REIT I, INC.

Date: March 29, 2013	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President	March 29, 2013
Brett C. Moody	(Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer, Treasurer and Secretary	March 29, 2013
Robert W. Engel	(Principal Financial and Accounting Officer)

/s/ William H. Armstrong	Director	March 29, 2013
William H. Armstrong, III

/s/ Charles L. Horn	Director	March 29, 2013
Charles L. Horn

/s/ John P. Thompson	Director	March 29, 2013
John P. Thompson

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

10.2
Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.3
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

10.5	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.6
MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”) and incorporated herein by reference)

10.7
Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (filed as Exhibit 10.2 to the June 9th Form 8-K and incorporated herein by reference)

10.8
Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (filed as Exhibit 10.3 to the June 9th Form 8-K and incorporated herein by reference)

10.9
Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (filed as Exhibit 10.4 to the June 9th Form 8-K and incorporated herein by reference)

10.10
Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (filed as Exhibit 10.5 to the June 9th Form 8-K and incorporated herein by reference)

10.11
Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (filed as Exhibit 10.6 to the June 9th Form 8-K and incorporated herein by reference)

10.12
Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (filed as Exhibit 10.7 to the June 9th Form 8-K and incorporated herein by reference)

10.13
Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (filed as Exhibit 10.8 to the June 9th Form 8-K)

10.14
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (filed as Exhibit 10.9 to the June 9th Form 8-K and incorporated herein by reference)

10.15
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (filed as Exhibit 10.10 to the June 9th Form 8-K and incorporated herein by reference)

10.16
Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (filed as Exhibit 10.11 to the June 9th Form 8-K and incorporated herein by reference)

10.17
Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (filed as Exhibit 10.12 to the June 9th Form 8-K and incorporated herein by reference)

10.18
Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.13 to the June 9th Form 8-K and incorporated herein by reference)

10.19
Assignment and Assumption of Purchase Agreement, dated as of April 12, 2012, by and between Moody National Companies, LP and Moody National Wood-Hou Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.20
Purchase Agreement, dated as of March 22, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.21
First Amendment to Purchase Agreement, dated as of April 6, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.22
Agreement of Purchase and Sale, dated August 14, 2012, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and 6096 Barfield Road, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form8-K filed on August 20, 2012)

10.23
Fee and Expense Waiver Agreement, dated September 28, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.24
Hotel Lease Agreement, dated November 7, 2012, by and between Moody National Wood-Hou Holding, LLC and Moody National Wood-Hou MT, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.25
Hotel Management Agreement, dated November 7, 2012, by and between Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.26
Promissory Note, dated November 17, 2006, by Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC and Miriam Hotel Houston, LLC, in favor of ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.27
Consent, Modification and Assumption Agreement With Release, dated November 7, 2012, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC, Terrapin Operator Woodlands, LLC, Moody Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Wood-Hou MT, LLC, Brett C. Moody and U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.28
Deed of Trust and Security Agreement, dated November 17, 2006, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.29
Security Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.30
Assignment of Leases and Rents, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.31
Assignment and Subordination of Management Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.32
Indemnity and Guaranty Agreement, dated November 7, 2012, by Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.33
Hazardous Substances Indemnity Agreement, dated November 7, 2012, by Moody National Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

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

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Moody National REIT I, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2012 and 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Frazier & Deeter, LLC

Frazier & Deeter, LLC
Atlanta, Georgia
March 29, 2013

MOODY NATIONAL REIT I, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Investment in hotel properties, net	$11,942,238	$7,028,732
Cash	2,710,101	1,066,890
Restricted cash	1,592,480	931,237
Accounts receivable, net of allowance of $3,000 and $6,000, respectively	77,123	50,332
Mortgage note receivable	12,468,400	12,655,433
Prepaid expenses and other assets	107,684	50,196
Deferred costs, net of accumulated amortization of $20,564 and $49,125, respectively	188,219	157,398

Total Assets	$29,086,245	$21,940,218

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$17,904,671	$16,519,304
Accounts payable and accrued expenses	387,566	179,846
Due to related parties	—	28,254
Dividends payable	91,381	37,765
Deferred income tax liability	—	36,700

Total Liabilities	18,383,618	16,801,869

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 1,373,279 and 576,377 shares issued and outstanding at December 31, 2012 and 2011, respectively	13,733	5,764
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	11,165,565	4,885,131
Accumulated deficit	(945,049)	(803,717)
Total stockholders’ equity	10,234,249	4,087,178
Noncontrolling interest -100 common units of the Operating Partnership	883	884
Noncontrolling interest in consolidated joint venture	466,495	1,049,287
Total Equity	10,701,627	5,137,349

TOTAL LIABILITIES AND EQUITY	$29,086,245	$21,940,218

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011

Revenue
Room revenue	$424,678	$—
Other hotel revenue	11,974	—
Total hotel revenue	436,652	—
Interest income from note receivable	658,268	383,413
Total revenue	1,094,920	383,413

Expenses
Hotel operating expenses	274,322	—
Property taxes, insurance and other	29,615	—
Depreciation and amortization	58,650	—
Property acquisition	365,720	—
Corporate general and administrative	138,479	267,563
Total expenses	866,786	267,563

Operating Income	228,134	115,850

Interest expense and amortization of deferred loan costs	413,954	206,793

Loss from continuing operations	(185,820)	(90,943)

Operating income (loss) from discontinued operations	(329,353)	216,703
Gain on disposition of hotel property	1,510,786	—
Income tax expense	(1,500)	(99,300)
Total income from discontinued operations	1,179,933	117,403
Net Income	994,113	26,460
Income attributable to noncontrolling interest from consolidated joint ventures	(373,806)	(75,362)

Income attributable to noncontrolling interest in common operating partnership units	(79)	(51)
Net income (loss) attributable to common shareholders	$620,228	$(48,953)

Per-share information – basic and diluted:
Loss from continuing operations	$(0.20)	$(0.22)
Income from discontinued operations	$1.24	$0.28
Net income (loss) attributable to common shareholders	$0.65	$(0.12)
Dividends declared	$0.80	$0.80
Weighted average shares outstanding	950,374	422,872

See accompanying notes to consolidated financial statements.

 MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2012 and 2011

	Common Stock		Preferred Stock		Additional		Noncontrolling Interest in Operating Partnership		Noncontrolling
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Number of Units	Value	Interest in Joint Venture	Total Equity

Balance at January 1, 2011	350,049	$3,500	—	$—	$2,958,299	$(413,697)	100	$913	$922,927	$3,471,942
Issuance of common stock and operating partnership units, net of offering costs	206,373	2,064	—	—	1,734,364	—	—	—	—	1,736,428
Issuance of common stock pursuant to dividend reinvestment plan	12,455	125	—	—	118,196	—	—	—	—	118,321
Stock/unit-based compensation expense	7,500	75	—	—	74,272	—	—	—	—	74,347
Net income (loss)	—	—	—	—	—	(48,953)	—	51	75,362	26,460
Dividends and distributions declared	—	—	—	—	—	(341,067)	—	(80)	(130,002)	(471,149)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	181,000	181,000
Balance at December 31, 2011	576,377	$5,764	—	$—	$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349

Balance at January 1, 2012	576,377	$5,764	—	$—	$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349
Issuance of common stock and operating partnership units, net of offering costs	767,018	7,670	—	—	6,485,425	—	—	—	—	6,493,095
Offering costs advanced to related parties	—	—	—	—	(481,801)	—	—	—	—	(481,801)
Issuance of common stock pursuant to dividend reinvestment plan	18,634	186	—	—	176,837	—	—	—	—	177,023
Compensation plan shares forfeited	(1,250)	(12)	—	—	(5,140)	—	—	—	—	(5,152)
Stock/unit-based compensation expense	12,500	125	—	—	105,113	—	—	—	—	105,238
Net income	—	—	—	—	—	620,228	—	79	373,806	994,113
Dividends and distributions declared	—	—	—	—	—	(761,560)	—	(80)	(956,598)	(1,718,238)
Balance at December 31, 2012	1,373,279	$13,733	—	$—	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$994,113	$26,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,279	312,856
Amortization of deferred loan costs	105,705	33,013
Stock-based compensation	100,086	74,347
Deferred income tax (benefit)	(36,700)	(6,300)
Gain on disposition of hotel property	(1,510,786)	—
Changes in operating assets and liabilities -
Accounts receivable	(26,791)	37,109
Prepaid expenses and other assets	(155,982)	(27,788)
Accounts payable and accrued expenses	714,400	88,680
Due to related parties	(28,254)	(483,435)
Net cash provided by operating activities	387,070	54,942
Cash flows from investing activities
Net proceeds from the sale of real estate	3,223,480	—
Increase in restricted cash	(661,243)	(165,490)
Acquisition of note receivable	—	(1,275,919)
Repayments of mortgage note receivable	187,033	103,766
Additions to hotel properties	(5,345,193)	(36,902)
Net cash used in investing activities	(2,595,923)	(1,374,545)
Cash flows from financing activities	—
Proceeds from issuance of common stock	7,670,174	2,063,735
Offering costs	(1,658,879)	(206,374)
Dividends paid	(531,002)	(208,664)
Repayments of notes payable	(534,217)	(163,976)
Payments of deferred loan costs	(137,414)	(71,369)
Contributions from noncontrolling interests in joint venture		181,000
Distributions to noncontrolling interest in joint venture	(956,598)	(130,002)
Net cash provided by financing activities	3,852,064	1,464,350

Net change in cash and cash equivalents	1,643,211	144,747
Cash and cash equivalents at beginning of period	1,066,890	922,143
Cash and cash equivalents at end of period	$2,710,101	$1,066,890
Supplemental Cash Flow Information
Interest paid	$1,017,233	$548,468
Income taxes paid	$171,625	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$403,946	$120,933
Assumption of note payable in connection with acquisition of hotel property	$6,911,422	$—
Note payable to finance acquisition of mortgage note receivable	$—	$11,483,280
Issuance of common stock from dividend reinvestment plan	$177,023	$118,321
Dividends payable	$91,381	$37,765

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008, as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2011. The Company was organized to acquire a diverse portfolio of real properties, primarily in the hospitality sector, as well as other commercial properties, real estate securities and debt-related investments. As discussed in Note 6, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company offered shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share. On October 12, 2012, the Company terminated its initial public offering and commenced its follow-on public offering (discussed below). As of October 12, 2012, the Company had accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,580 shares of common stock pursuant to the DRIP, resulting in offering proceeds of $10,966,713.

Prior to the termination of the initial public offering, on February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company terminated its initial public offering and commenced the follow-on offering. As of December 31, 2012, the Company had accepted subscriptions for, and issued, 1,317,307 shares of common stock in the Company’s initial public offering and follow-on offering, including 36,065 shares of common stock pursuant to the DRIP, resulting in aggregate offering proceeds of $12,812,414.

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

On February 8, 2012, the Company was required to temporarily suspend its initial public offering due to the fact that the Company’s previous auditors, Pannell Kerr Forster of Texas, P.C., notified the Company that they could not be considered independent for the 2009, 2010 and 2011 fiscal years. The Company subsequently engaged Frazier & Deeter, LLC to audit the Company’s 2009, 2010 and 2011 consolidated financial statements and to review its 2011 interim consolidated financial statements. The Company recommenced its initial public offering on March 13, 2012.

The Company intends to use substantially all of the net proceeds from its public offerings to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will consist primarily of hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

As of December 31, 2012, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”) and (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Property”). The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”). The Company sold the Residence Inn Property to a third-party buyer on August 23, 2012.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

The Company’s advisor is Moody National Advisor I, LLC, a Delaware limited liability company (“Advisor”) and an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an amended and restated advisory agreement (the “Advisory Agreement”) by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and Advisor.

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

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of December 31, 2012.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs shall include selling commissions and dealer manager fees paid to the dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of December 31, 2012, total offering costs were $4,132,374 for the initial public offering and $746,040 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $184,570 were incurred directly by the Company for the initial and follow-on offerings, respectively. The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $583,324 in offering costs for the follow-on offering. The Company has a $481,801 receivable from Advisor for offering costs, which is recorded as an offset to additional paid-in capital. The remaining $2,903,243 in offering costs is not a liability of the Company because such costs exceed the 15% limit.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of December 31, 2012.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2008, 2009, 2010, 2011 and 2012 remaining subject to examination by various federal and state tax jurisdictions.

Concentration of Credit Risk

As of December 31, 2012, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its joint venture interest in the Hyatt Place Note. As a significant investment of the Company, the failure of the borrower on the Hyatt Place Note to make payments of interest and principal when due, or any other event of default under the Hyatt Place Note, would have an adverse impact on the Company’s results of operations.

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
For the Years Ended December 31, 2012 and 2011

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2012 and 2011.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s properties, which could then result in an impairment or a material change to the Company’s financial statements.

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
For the Years Ended December 31, 2012 and 2011

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the year ended December 31, 2012.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance. Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees and hotel franchise costs. The deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. The franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $20,564 and $49,125 as of December 31, 2012 and 2011, respectively. Expected future amortization of deferred financing fees and hotel franchise costs is as follows:

Years Ending
December 31
2013	$35,539
2014	35,539
2015	35,539
2016	34,848
Thereafter	46,754
Total	$188,219

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 8,125 shares, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive. Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at December 31, 2012 and 2011:

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Land	$2,460,000	$1,102,500
Buildings and improvements	8,960,000	5,901,500
Furniture, fixtures and equipment	580,000	514,525
Total cost	12,000,000	7,518,525
Accumulated depreciation	(57,762)	(489,793)
Investment in hotel properties, net	$11,942,238	$7,028,732

On May 27, 2010, the Company acquired its joint venture interest in the Residence Inn Property through Moody National RI Perimeter JV, LLC (the “Perimeter Joint Venture”). The Company owned a 75% interest in the Perimeter Joint Venture through Moody National Perimeter REIT JV Member, LLC (the “Company JV Member”), a wholly-owned subsidiary of the OP. Moody National RI Perimeter TO, LLC (the “Moody JV Member”), a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owned a 25% membership interest in the Perimeter Joint Venture. On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Perimeter Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners (collectively, the “Seller”) for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property (as described in Note 5), plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the Seller.

In connection with the acquisition of the Residence Inn Property, the Company formed Moody National RI Perimeter MT, Inc. (the “Residence Inn TRS”), a taxable REIT subsidiary. The Company JV Member owned 75% of the outstanding equity interest of the Residence Inn TRS and Brett C. Moody owns 25% of the outstanding equity interest. Upon the closing of the acquisition of the Residence Inn Property, Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the Residence Inn TRS (the “Residence Inn Master Tenant”), entered into an operating lease agreement pursuant to which RI Perimeter Holding leased the Residence Inn Property to the Residence Inn Master Tenant. The Residence Inn Property was sold on August 23, 2012 as described in Note, 11, Discontinued Operations.

On November 8, 2012, Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of the OP (“Moody Holding”), acquired fee simple title to the Woodlands Property from third party sellers for an aggregate purchase price of $12,000,000, comprised of a cash payment to the sellers of $5,088,578 and the assumption and modification of an existing mortgage loan secured by the Woodlands Property with a principal balance as of the closing date of $6,911,422 and an original principal amount of $7,500,000, plus closing costs. The purchase price of the Woodlands Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,460,000, $8,960,000, and $580,000, respectively. Acquisitions costs of $365,720 were incurred and expensed in connection with the acquisition of the Woodlands Property. The Company has recognized approximately $437,000 in revenues and $354,000 in losses for the Woodlands Property since November 8, 2012. In connection with the acquisition of the Woodlands Property, the Company formed a taxable REIT subsidiary (the “Woodlands TRS”). Upon the closing of the acquisition of the Woodlands Property, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the Woodlands TRS (the “Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Master Tenant leases the Woodlands Property. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Woodlands Property pursuant to a Hotel Management Agreement with the Master Tenant.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2012 and 2011 is presented as if the Company acquired the Woodlands Property on January 1, 2011 This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Woodlands Property on January 1, 2011, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2012	2011
Revenue	$$4,075,557	$3,641,046
Income from continuing operations	220,355	264,737
Total income from discontinued operations	1,179,933	117,228
Net Income	1,400,288	381,965
Income attributable to common shareholders	1,026,403	306,552
Net income per common share, basic and diluted	$1.08	$0.72

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

4. Notes Receivable

As of December 31, 2012 and 2011, notes receivable were $12,468,400 and $12,655,433, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of December 31, 2012, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law (the “Maximum Rate”). The Prime Rate at December 31, 2012 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The Trust’s obligations under the Hyatt Place Note are secured by, among other things, (1) a Deed of Trust, Security Agreement and Financing Statement by the Trust for the benefit of Patriot Bank (the “Deed of Trust”) with respect to the Hyatt Place Property and (2) an Assignment of Rents by the Trust for the benefit of Patriot Bank (the “Assignment of Rents”) with respect to the Hyatt Place Property. On the Closing Date and effective as of the Effective Date, the Deed of Trust, the Assignment of Rents, the Hyatt Place Note and all other loan documents related to the Hyatt Place Note were assigned from Patriot Bank to the Note Joint Venture pursuant to an Assignment of Note and Liens by and between the Patriot Bank and the Note Joint Venture.

The estimated fair value of the Company’s note receivable as of December 31, 2012 and 2011 was approximately $12,468,400 and $12,655,433, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2012, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of December 31, 2011, the Company’s debt-to net assets ratio exceeded 300%. The Company’s independent directors approved such excess debt due to the fact that the Company’s board of directors believed that the Company’s outstanding indebtedness was adequately secured and the Company was able to service its outstanding indebtedness under the terms of its financing agreements.

As of December 31, 2012 and 2011, the Company’s notes payable consisted of the following:

	Principal as of December 31, 2012	Principal as of December 31, 2011	Interest Rate at December 31, 2012	Maturity Date
Residence Inn Citicorp Loan(1)	$—	$5,000,000	—	—
Hyatt Place Acquisition Note	11,003,658	11,319,304	3.00%	May 5, 2018
Affiliated Promissory Note(2)	—	200,000	—	—
Woodlands Loan	6,901,013	—	6.00%	December 6, 2016
Total	$17,904,671	$16,519,304

(1)	Loan was paid in full upon sale of the Residence Inn Property on August 23, 2012.
(2)	Loan was paid in full on May 27, 2012.

Residence Inn Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and the Residence Inn Master Tenant, (collectively, the “Borrower”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a secured loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrower pursuant to a loan agreement (the “Property Loan Agreement”). The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon was due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrued at a per annum rate equal to 6.50%. The Borrower made a monthly payment of interest only from the date of the Property Loan Agreement through the monthly payment due in June 2012. The Property Loan was paid in full upon sale of the Residence Inn Property on August 23, 2012. The Company paid a prepayment penalty in connection with payment of the Property Loan of $391,232, which is included in interest expense.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Affiliated Promissory Note

On May 27, 2010, in connection with the acquisition of the Residence Inn Property, Company JV Member issued a promissory note in favor of the Moody JV Member in the aggregate principal amount of $200,000. The entire principal amount of the promissory note and all accrued and unpaid interest thereon was due and payable in full on May 27, 2012, and the unpaid principal amount of the promissory note accrued interest at a rate of 1.25% per annum. The promissory note was repaid in full on May 27, 2012.

Acquisition Note

In connection with the acquisition of the Hyatt Place Note, on the Closing Date and effective as of the Effective Date, the Note Joint Venture borrowed $11,483,280 from Patriot Bank pursuant to the Acquisition Note and the Commercial Loan Agreement by and among Patriot Bank, the Note Joint Venture, Moody National Mortgage, Moody National Management, Moody National Realty Company, L.P. (“Moody National Realty”), an affiliate of the Sponsor, and Brett C. Moody (the “Loan Agreement”).

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note bears interest at a fixed rate of 3.00% which is equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the Maximum Rate. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the Maximum Rate. Patriot Bank may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium. Principal payments of $326,291, $336,355, $346,730, $356,577, $368,423 and $9,269,282 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. As of December 31, 2012, there was $11,003,658 outstanding on the Acquisition Note.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Woodlands Loan

On November 8, 2012, Moody Holding acquired fee simple title to the Woodlands Property from unaffiliated third party sellers for an aggregate purchase price of $12,000,000, comprised of (1) a cash payment to the sellers of $5,088,578 and (2) the Company’s assumption and modification of an existing mortgage loan secured by the Woodlands Property with an original principal amount of $7,500,000 (the “Woodlands Loan”) from U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (the “Lender”).

In connection with the acquisition of the Woodlands Property by Moody Holding, Moody Holding assumed, as modified, the Woodlands Loan pursuant to a Consent, Modification and Assumption Agreement by and among Moody Holding and the Lender. As of November 8, 2012, the Woodlands Loan had an outstanding principle balance of $6,911,422.

The entire unpaid principal balance of the Woodlands Loan and all accrued and unpaid interest thereon will be due and payable in full on December 6, 2016. Interest on the outstanding principal balance of the Woodlands Loan will accrue at a per annum rate equal to 6.0%. In the event that, and so long as, any event of default has occurred and is continuing under the Woodlands Loan, the outstanding principal balance of the Woodlands Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2)11.0%. In addition, in the event that any payment due under the Woodlands Loan is not made when due, Moody Holding will pay a late charge in an amount equal to 5.0% of the amount of the overdue payment. Moody Holding may, upon at least thirty days prior written notice to the Lender, prepay the Woodlands Loan in full without penalty at any time following the date that is three months prior to the maturity date. In certain circumstances a prepayment of the Woodlands Loan will be subject to a prepayment penalty calculated in accordance with the promissory note evidencing the Woodlands Loan. Principal payments of $123,201, $130,908, $139,097 and $6,507,807 are due for the years 2013, 2014, 2015 and 2016, respectively. As of December 31, 2012, there was $6,901,013 outstanding on the Woodlands Loan.

The performance of the obligations of Moody Holding under the Woodlands Loan are secured by, among other things, (1) a security interest in the Woodlands Property and other collateral granted to Lender pursuant to a Deed of Trust and Security Agreement, (2) a security interest in all personal property, accounts, inventory and other collateral related to the Master Tenant’s operation of the Woodlands Property granted to Lender by Master Tenant pursuant to a Security Agreement, (3) an assignment of the leases and rents of the Woodlands Property in favor of the Lender by each of Moody Holding and Master Tenant, (4) an assignment of all of Master Tenant’s right, title and interest in and to the property management agreement and the subordination of all of the property manager’s rights and interests with respect to the Woodlands Property to the liens and interests of the Lender pursuant to an Assignment and Subordination of Management Agreement, and (5) an absolute guaranty to pay, and agreement to indemnify the Lender with respect to, certain of the obligations and liabilities of Moody Holding under the Woodlands Loan granted to the Lender, on a joint and several basis, by Brett C. Moody, the Company and the OP.

In addition, pursuant to a Hazardous Substances Indemnity Agreement (the “Environmental Indemnity”), Brett C. Moody, the Company, the OP and Moody Holding (collectively, the “Indemnitors”) have agreed to jointly and severally indemnify and hold harmless the Lender from and against any losses, damages, claims, suits or other liabilities of any nature that the Lender or the Woodlands Property may suffer or incur as a result of, among other things, (1) any violation of any environmental law related to or affecting the Woodlands Property, (2) the presence, release or threat of release of any hazardous, toxic or harmful substance on, in, under or affecting the Woodlands Property or it surroundings, (3) any breach of or failure to comply with the Environmental Indemnity by any Indemnitor, and (4) the enforcement of the Environmental Indemnity. Pursuant to the Environmental Indemnity, the Indemnitors also make certain covenants and agreements with respect to the Woodlands Property, including maintaining compliance with environmental laws and performing any necessary environmental remediation of the Woodlands Property.

The estimated fair value of the Company’s note payable as of December 31, 2012 and 2011 was approximately $17,904,671 and $16,519,304, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; and 7,500 shares of restricted stock on August 14, 2012. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation. As of December 31, 2012, the Company had issued 1,317,307 common shares in the Company’s public offerings, including 36,065 shares issued pursuant to the DRIP. As of December 31, 2012, there were a total of 1,373,279 shares of the Company’s common stock issued and outstanding.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2011 and 2012.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2011	$42,398	$27,746	$70,144
Second Quarter 2011	46,591	29,343	75,934
Third Quarter 2011	52,391	31,474	83,865
Fourth Quarter 2011	67,284	29,758	97,042
Total	$208,664	$118,321	$326,985

First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Fourth Quarter 2012	177,655	61,594	239,249
Total	$531,002	$177,023	$708,025

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the distribution reinvestment plan.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at December 31, 2012 was $466,495, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $373,806 and $75,362 for the years ended December 31, 2012 and 2011, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of December 31, 2012, the Company had paid Moody Securities $746,368 and $144,416 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $40,154 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2012, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $561,000 related to the initial and follow-on offerings, respectively. As of December 31, 2011, Advisor and its affiliates had incurred organizational and offering expenses of $2,813,000 related to the initial public offering. As of December 31, 2012, total offering costs were $4,132,374 for the initial public offering and $746,040 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $184,570 were incurred directly by the Company for the initial and follow-on offerings, respectively. The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $583,324 in offering costs for the follow-on offering. The Company has a $481,801 receivable from Advisor for offering costs, which is recorded as an offset to additional paid-in capital. The remaining $2,903,243 in offering costs is not a liability of the Company because such costs exceed the 15% limit described above. The Company’s initial public offering terminated on October 12, 2012. Pursuant to the Advisory Agreement, within 60 days following the last day of the month in which the initial public offering terminates, Advisor must reimburse the Company to the extent that the organization and offering costs borne by the Company in connection with the initial public offering exceed 15% of the gross offering proceeds to the Company from the Company’s completed initial public offering. Organization and offering costs borne by the Company in connection with the Company’s completed initial public offering did not exceed 15% of the gross offering proceeds to the Company from the Company’s completed initial public offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receive an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of December 31, 2012, the Company had paid an acquisition fee of $180,000 to Advisor in connection with the acquisition of the Woodlands Property which is included in property acquisition expense. Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note. As of December 31, 2012, the Company had not paid any origination fees to Advisor.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of December 31, 2012, the Company had not paid any debt financing fees to Advisor due to the fact that Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property, the Hyatt Place Note and the Woodlands Property.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the years ended December 31, 2012 and 2011, the Company incurred asset management fees of $33,303 and $137,041, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May through December 2012.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of December 31, 2012, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor at the end of any fiscal quarter for any amount by which its total operating expenses (including the asset management fee) for the four fiscal quarters then ended exceed the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% Limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2012, total operating expenses of the Company were $970,563, which included $138,278 in operating expenses incurred directly by the Company and $832,285 incurred by Advisor on behalf of the Company. Of the $970,563 in total operating expenses incurred during the four fiscal quarters ended December 31, 2012, $599,681 exceeded the 2%/25% Limitation and is not an obligation of the Company. Additionally, Advisor has incurred $2,490,553 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended December 31, 2012. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor waived all expenses reimbursable to Advisor for the seven fiscal quarters ended December 31, 2012 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the waiver period shall be paid by Advisor on behalf of the Company. Total reimbursable expenses waived or assumed by Advisor were $1,243,824 as of December 31, 2012.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties. As of December 31, 2012, we had paid Property Manager management fees of $13,102 and accounting fees of $2,500 pursuant to the terms described below.

In connection with the acquisition of the Woodlands Property on November 8, 2012, the Property Manager was engaged by the Company to manage the Woodlands Property pursuant to a Hotel Management Agreement between the Property Manager and the Master Tenant (the “Management Agreement”). Pursuant to the Management Agreement, Master Tenant pays the Property Manager a monthly base management fee in an amount equal to 3.0% of the Woodlands Property’s gross operating revenues (as defined in the Management Agreement). In addition, the Property Manager receives a monthly $2,500 fee for providing centralized accounting services and is eligible to receive additional fees for technical, procurement or other services for the Woodlands Property to the extent Master Tenant requests such services pursuant to the Management Agreement. The Management Agreement has an initial ten-year term, and thereafter will automatically renew for four consecutive five-year renewal terms unless either party provides written notice of termination at least 180 days prior to the end of the then current term. In the event that Master Tenant terminates the Management Agreement for any reason other than the Property Manager’s default, Master Tenant will pay Property Manager a termination fee equal to the base management fee estimated to be earned by the Property Manager for the remaining term of the Management Agreement, as adjusted for inflation and other factors; provided, however that so long as the Woodlands Loan remains outstanding, Master Tenant may terminate the Management Agreement at any time upon 30 days prior notice without paying any termination fee.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Perimeter Joint Venture

As discussed in Note 3, the Company owned a 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owned the other 25% membership interest in the Perimeter Joint Venture. Brett C. Moody also owned a 25% equity interest in the Residence Inn TRS. Under the terms of the joint venture agreement, the Company JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital (the “Preferred Return”). Once the Company JV Member received the Preferred Return, the Moody JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital. Thereafter, each member received distributions in accordance with their respective percentage interests.

The Residence Inn Property was sold on August 23, 2012 as described in Note 11, Discontinued Operations.

 Note Joint Venture

As discussed in Note 4, as of December 31, 2012, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of December 31, 2012, there were 1,966,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate. On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares of restricted stock upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the Independent Directors Compensation Plan as of March 31, 2012. On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares of restricted stock pursuant to the Independent Directors Compensation Plan. On August 14, 2012, the date of the 2012 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of December 31, 2012, a total of 33,750 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to shares of restricted stock of $100,086 and $74,347 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there were 8,125 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, of which 2,500 were granted on May 9, 2012 and 5,625 were granted August 14, 2012. The remaining unrecognized compensation expense of $56,264 will be recognized during the first, second and third quarters of 2013.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2011	7,500	$10.00
Shares granted on August 24, 2011	7,500	10.00
Shares vested	(9,375)	10.00
Shares forfeited	—	—

Balance of non-vested shares as of December 31, 2011	5,625	10.00
Shares granted on May 9, 2012	5,000	10.00
Shares granted on August 14, 2012	7,500	10.00
Shares vested	(8,750)	10.00
Shares forfeited	(1,250)	—
Balance of non-vested shares as of December 31, 2012	8,125	$10.00

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2012 and 2011, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of December 31, 2012 and 2011 are as follows:

	2012	2011
Property improvement plan	$1,315,870	$503,340
Seasonality reserve	—	50,000
Real estate taxes	177,423	—
Insurance	27,207	22,955
Hotel furniture and fixtures	71,980	273,853
Debt service	—	81,089
Total restricted cash	$1,592,480	$931,237

Management Fees

Under a management agreement with an unaffiliated third party for the management of the Residence Inn Property (the “RI Management Agreement”), Residence Inn Master Tenant paid a monthly property management fee totaling $165,643 and $235,255 for the years ended December 31, 2012 and 2011, respectively, which amount equaled 7.0% of the Residence Inn Property’s gross revenues (as defined in the RI Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the RI Management Agreement). The Management Agreement was terminated in August, 2012 in connection with the sale of the Residence Inn Property, as described in Note 11 below.

11. Discontinued Operations

The historical operating results and gains (losses) from the disposition of certain assets, including operating properties sold, are required to be reflected in a separate section (“discontinued operations”) in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the Residence Inn Property through Perimeter Joint Venture and the Residence Inn TRS are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented.

On August 14, 2012, Perimeter Holding, a wholly-owned subsidiary of the Perimeter Joint Venture and holder of fee simple title to the Residence Inn Property, and Residence Inn Master Tenant (together with Perimeter Holding, the “Seller”) entered into an Agreement of Purchase and Sale for the sale of the Residence Inn Property to a third party buyer for an aggregate purchase price of $9,150,000. Perimeter Holding originally purchased the Residence Inn Property for an aggregate purchase price of $7,350,000 plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the seller of the Residence Inn Property. The sale of the Residence Inn Property closed on August 23, 2012. Under the terms of the purchase agreement, the Seller and the buyer equally divided all escrow fees and sales and transfer taxes in connection with the sale of the Residence Inn Property, and all other closing costs were apportioned between the Seller and buyer. In connection with the sale of the Residence Inn Property, Residence Inn Master Tenant’s lease of the Residence Inn Property was terminated.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

A portion of the proceeds from the sale of the Residence Inn Property were used to repay the $5,000,000 loan obtained to acquire the Residence Inn Property (the “Residence Inn Citicorp Loan”). In connection with the prepayment of the Residence Inn Citicorp Loan, Seller paid $391,232 of the prepayment penalty and the buyer paid $291,232 of the prepayment penalty. In addition, the Seller paid Residence Inn by Marriott, LLC (“Marriott”) the $600,000 franchise termination fee payable pursuant to the Management Agreement with Marriott in connection with the termination of the Management Agreement. Advisor waived its disposition fee in connection with the sale of the Residence Inn Property.

The following table shows the revenues and expenses of the above-described discontinued operations

	Year ended December 31,
	2012	2011

Revenue
Room revenue	$2,330,328	$3,303,462
Other hotel revenue	36,308	57,322
Total hotel revenue	2,366,636	3,360,784

Expenses
Hotel operating expenses	1,659,541	2,300,580
Property taxes, insurance and other	153,677	171,876
Depreciation	172,629	312,856
Total expenses	1,985,847	2,785,312

Hotel operating income	380,789	575,472

Interest expense and amortization of deferred loan costs	710,142	358,769

Operating income (loss) from discontinued operations	(329,353)	216,703
Gain on disposition of hotel property	1,510,786	—
Income tax expense	(1,500)	(99,300)
Total income from discontinued operations	$1,179,933	$117,403

12. Income Taxes

The Residence Inn TRS and the Woodlands TRS are a C-Corporations for federal income tax purposes and use the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than the Residence Inn TRS) for the years ended December 31, 2012 and 2011 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT. No provision for income taxes had been made with respect to the Company (other than for the Residence Inn TRS) for the year ended December 31, 2010 because the Company incurred a net operating loss and has no carryback potential.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

The composition of the TRS’s deferred tax liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax liability:
Hotel properties	$—	$36,700

As of December 31, 2012, the Company had no operating loss carryforwards.

The income tax expense (benefit) for the years ended December 31, 2012 and 2011 consisted of the following:

	Years ended December 31,
	2012	2011
Current expense	$38,200	$105,600
Deferred benefit	(36,700)	(6,300)
Total expense, net	$1,500	$99,300

Federal	$1,100	$84,300
State	400	15,000
Total tax expense	$1,500	$99,300

The reconciliation of Federal statutory and effective income tax rates for the Residence Inn TRS which apply to its income before income taxes of $7,000 and $250,000 for the years ended December 31, 2012 and 2011, respectively, is as follows:

	Years ended December 31,
	2012	2011
Statutory federal rate	15%	35%
State taxes	6%	6%
Total	21%	41%

The Woodlands TRS had a net operating loss of $38,000 for the year ended December 31, 2012, which may be carried forward with any unused portion expiring in 2032.

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. On October 12, 2012, the SEC declared effective the registration statement for the Company’s follow-on offering and the Company terminated its initial public offering. The Company issued 1,126,253 shares of the Company’s common stock in the Company’s initial public offering, including 29,580 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $10,966,728. As of March 19, 2013, the Company had accepted investors’ subscriptions for, and issued 1,527,016 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 43,708 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $14,833,078.

Distributions Declared

On December 31, 2012 the Company declared a distribution in the aggregate amount of $91,381, of which $67,200 was paid in cash on January 15, 2013 and $24,181 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On January 31, 2013 the Company declared a distribution in the aggregate amount of $93,909 of which $68,777 was paid in cash on February 15, 2013 and $25,132 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On February 28, 2013, the Company declared a distribution in the aggregate amount of $87,898 of which $64,602 was paid in cash on March 15, 2013 and $23,296 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Potential Acquisition

On February 11, 2013, the Company entered into an Agreement of Purchase and Sale relating to the acquisition of a Hyatt Place hotel property located in Germantown, Tennessee (the “Hyatt Place Hotel”), from an unaffiliated third party seller, for an aggregate purchase price of $11,300,000, excluding acquisition costs. The Company intends to finance the acquisition of the Hyatt Place Hotel with proceeds from its ongoing public offering and approximately $7,600,000 of indebtedness secured by the Hyatt Place Hotel.

Opened in August 2009, the Hyatt Place Hotel features 127 guestrooms, designed to accommodate extended visits with space for work, study and entertainment. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace with task lighting. Other amenities include Wi-Fi internet access throughout the hotel, 24-hour StayFit@Hyatt fitness center, heated outdoor pool, and 24/7 guest kitchen and bakery café. The Hyatt Place Hotel offers 1,025 square feet of flexible meeting space and offers all-inclusive meeting packages tailored to specific corporate and group travel needs.

The acquisition of the Hyatt Place Hotel is subject to substantial conditions to closing, including: (1) obtaining appropriate financing for the acquisition of the Hyatt Place Hotel; (2) the sale of a sufficient number of shares of the Company’s common stock in the Company’s public offering to fund a portion of the purchase price for the Hyatt Place Hotel; and (3) the absence of a material adverse change to the Hyatt Place Hotel prior to the date of the acquisition. There is no assurance that the Company will close the acquisition of the Hyatt Place Hotel on the terms described above or at all.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

MOODY NATIONAL REIT I, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2012
(in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	$6,901,013	$2,460,000	$9,540,000	$12,000,000	$0	$2,460,000	$9,540,000	$12,000,000	$57,762	2001	May 27, 2010

__________________
(1)           The aggregate cost of real estate for federal income tax purposes was $12,365,720 as of December 31, 2012.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

MOODY NATIONAL REIT I, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2012

	2012	2011
Real estate:
Balance at the beginning of the year	$7,518,525	$7,481,623
Acquisitions	12,000,000	—
Improvements and additions	256,615	36,902
Write-off of fully depreciated and fully amortized assets	(7,775,140)	—
Balance at the end of the year	$12,000,000	$7,518,525

Accumulated depreciation:
Balance at the beginning of the year	$489,793	$176,937
Depreciation expense	230,391	312,856
Write-off of fully depreciated and fully amortized assets	(662,422)	—
Balance at the end of the year	$57,762	$489,793