Form 10-Q
period 2013-03-31
Moody National REIT I, Inc.
filed 2013-05-15
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of May 10, 2013, there were 2,010,186 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Investment in hotel properties, net	$11,829,713	$11,942,238
Cash and cash equivalents	5,991,796	2,710,101
Restricted cash	1,475,761	1,592,480
Accounts receivable, net of allowance of $4,000 and $3,000, respectively	57,566	77,123
Mortgage note receivable	12,417,439	12,468,400
Earnest money and deposits	615,000	—
Prepaid expenses and other assets	170,346	107,684
Deferred costs, net of accumulated amortization of $29,348 and $20,564, respectively	179,435	188,219

Total Assets	$32,737,056	$29,086,245

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$17,791,404	$17,904,671
Accounts payable and accrued expenses	309,683	387,566
Dividends payable	109,828	91,381

Total Liabilities	18,210,915	18,383,618

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 1,837,996 and 1,373,279 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	18,380	13,733
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	15,169,881	11,165,565
Distributions in excess of net income	(1,137,652)	(945,049)
Total stockholders’ equity	14,050,609	10,234,249
Noncontrolling interest - 100 common units of the Operating Partnership	872	883
Noncontrolling interest in consolidated joint venture	473,660	466,495
Total Equity	14,525,141	10,701,627

TOTAL LIABILITIES AND EQUITY	$32,737,056	$29,086,245

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue
Room revenue	$889,230	$—
Other revenue	19,745	—
Total hotel revenue	908,975	—
Interest income from note receivable	160,152	164,393
Total revenue	1,069,127	164,393

Expenses
Hotel operating expenses	500,127	—
Property taxes, insurance and other	53,300	—
Depreciation and amortization	114,025	—
Property acquisition	31,534	—
Corporate general and administrative	38,045	34,214
Total Expenses	737,031	34,214

Operating Income	332,096	130,179

Interest expense and amortization of deferred loan costs	192,789	88,230

Income before income tax expense	139,307	41,949
Income tax expense	21,000	—
Income from continuing operations	118,307	41,949

Income from discontinued operations	—	38,858

Net Income	118,307	80,807
Income attributable to noncontrolling interest from consolidated joint venture	(19,286)	(29,441)

Income attributable to noncontrolling interest in common operating partnership units	(9)	(14)
Net income attributable to common shareholders	$99,012	$51,352
Per-share information – basic and diluted:
Income from continuing operations	$0.08	$0.07
Income from discontinued operations	$—	$0.06
Net income attributable to common shareholders	$0.07	$0.08
Dividends declared	$0.20	$0.20
Weighted average shares outstanding	1,480,100	627,640

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2013
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2013	1,373,279	$13,733	—	$—	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627
Issuance of common stock and operating partnership units, net of offering costs	457,074	4,571	—	—	4,109,101	—	—	—	—	4,113,672
Offering costs advanced to related parties	—	—	—	—	(212,000)	—	—	—	—	(212,000)
Issuance of common stock pursuant to dividend reinvestment plan	7,643	76	—	—	72,533	—	—	—	—	72,609
Stock/unit-based compensation expense	—	—	—	—	34,682	—	—	—	—	34,682
Net income	—	—	—	—	—	99,012	—	9	19,286	118,307
Dividends and distributions declared	—	—	—	—	—	(291,615)	—	(20)	(12,121)	(303,756)

Balance at March 31, 2013	1,837,996	$18,380	—	$—	$15,169,881	$(1,137,652)	100	$872	$473,660	$14,525,141

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$118,307	$80,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	114,025	64,893
Amortization of deferred loan costs	7,284	9,363
Stock-based compensation	34,682	16,653
Deferred income tax benefit	—	(1,400)
Changes in operating assets and liabilities -
Accounts receivable	19,557	(53,509)
Prepaid expenses and other assets	(62,662)	(115,822)
Accounts payable and accrued expenses	(77,883)	2,118
Due to related parties	—	(28,254)
Net cash provided by (used in) operating activities	153,310	(25,151)
Cash flows from investing activities
(Increase) decrease in restricted cash	116,719	(21,059)
Earnest money and deposits	(615,000)	—
Repayments of mortgage note receivable	50,961	46,737
Net cash provided by (used in) investing activities	(447,320)	25,678
Cash flows from financing activities
Proceeds from issuance of common stock	4,570,747	1,447,070
Offering costs	(669,075)	(446,454)
Dividends paid	(200,579)	(90,374)
Repayments of notes payable	(113,267)	(78,485)
Distributions to noncontrolling interest in joint venture	(12,121)	(12,120)
Net cash provided by financing activities	3,575,705	819,637

Net change in cash and cash equivalents	3,281,695	820,164
Cash and cash equivalents at beginning of period	2,710,101	1,066,890
Cash and cash equivalents at end of period	$5,991,796	$1,887,054
Supplemental Cash Flow Information
Interest paid	$185,744	$167,780
Income taxes paid	$—	$93,625
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$239,431	$76,363
Issuance of common stock from dividend reinvestment plan	$72,609	$26,723
Accrued dividend payable	$109,828	$44,713

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company offered shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share. On October 12, 2012, the Company terminated its initial public offering and commenced its follow-on public offering (discussed below).  As of October 12, 2012, the Company had accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in offering proceeds of $10,966,713.

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company terminated its initial public offering and commenced the follow-on offering. As of March 31, 2013, the Company had accepted subscriptions for, and issued, 1,782,024 shares of common stock in the Company’s initial public offering and follow-on offering, including 43,708 shares of common stock pursuant to the DRIP, resulting in aggregate offering proceeds of $17,383,161.

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

As of March 31, 2013, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”) and (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Property”).  The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”).  The Company sold the Residence Inn Property to a third-party buyer on August 23, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company did not have a VIE interest as of March 31, 2013.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 29, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed  public offering. Such organization and offering costs shall include selling commissions and dealer manager fees paid to the dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of March 31, 2013, total offering costs were $4,132,374 for the initial public offering and $1,439,070 for the follow-on offering. Organization costs were $28,083 for the initial public offering.  Offering costs of $946,944 and $641,645 were incurred directly by the Company for the initial public offering and the follow-on offering, respectively.  The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $795,324 in offering costs for the follow-on offering.  The Company has a $454,369 receivable from Advisor for offering costs relating to the follow-on offering, which is recorded as an offset to additional paid-in capital.  $2,443,296 in offering costs related to the initial public offering is not a liability of the Company because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed  initial public offering. As of March 31, 2013, $456,470 in offering costs related to the follow-on offering is not a liability of the Company because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of March 31, 2013.

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

Concentration of Credit Risk

As of March 31, 2013, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three months ended March 31, 2013 and 2012.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2013 or 2012.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance.  Other assets include a receivable from a third-party property management company. See Note 10.

Deferred Costs

Deferred loan costs consist of deferred financing fees and franchise costs which are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  The franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $29,348 and $20,564 as of March 31, 2013 and December 31, 2012, respectively.  Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2013	$26,755	$22,255	$4,500
2014	35,539	29,539	6,000
2015	35,539	29,539	6,000
2016	34,848	28,848	6,000
Thereafter	46,754	11,642	35,112
Total	$179,435	$121,823	$57,612

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 5,000 and 2,500 shares as of March 31, 2013 and 2012, respectively, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive.  Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position of cash flows.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Land	$2,460,000	$2,460,000
Buildings and improvements	8,960,000	8,960,000
Furniture, fixtures and equipment	580,000	580,000
Total cost	12,000,000	12,000,000
Accumulated depreciation	(170,287)	(57,762)
Investment in hotel properties, net	$11,829,713	$11,942,238

Residence Inn Property

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

Woodlands Property

On November 8, 2012, Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of the OP (“Moody Holding”), acquired fee simple title to the Woodlands Property from third party sellers for an aggregate purchase price of $12,000,000, comprised of a cash payment to the sellers of $5,088,578 and the assumption and modification of  an existing mortgage loan secured by the Woodlands Property with a principal balance as of the closing date of $6,911,422 and an original principal amount of $7,500,000, plus closing costs.  The purchase price of the Woodlands Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,460,000, $8,960,000, and $580,000, respectively.  Acquisitions costs of $397,254 were incurred and expensed in connection with the acquisition of the Woodlands Property.  The Company has recognized approximately $909,000 in revenues and $81,000 in net income for the Woodlands Property for the three months ended March 31, 2013.  In connection with the acquisition of the Woodlands Property, the Company formed a taxable REIT subsidiary (the “Woodlands TRS”).  Upon the closing of the acquisition of the Woodlands Property, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the Woodlands TRS (the “Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Master Tenant leases the Woodlands Property.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Woodlands Property pursuant to a Hotel Management Agreement with the Master Tenant.

The following unaudited pro forma consolidated financial information for the quarter ended March 31, 2012 is presented as if the Company acquired the Woodlands Property on January 1, 2012   This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Woodlands Property on January 1, 2012, nor does it purport to represent the Company’s future operations:

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)
Three months ended
March 31, 2012
Revenue	$1,033,746
Income from continuing operations	118,359
Total income from discontinued operations	38,858
Net Income	157,217
Income attributable to common shareholders	127,762
Net income per common share, basic and diluted	$0.09

4. Notes Receivable

As of March 31, 2013 and December 31 2012, notes receivable were $12,417,439 and $12,468,400, respectively.

Hyatt Place Note

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”).  For additional information on the terms of the Acquisition Note, see Note 5. As of March 31, 2013, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law.  The Prime Rate at March 31, 2013 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

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

The estimated fair value of the Company’s note receivable as of March 31, 2013 and December 31 2012 was $12,417,439 and $12,468,400, respectively.  The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly.  Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess.  As of March 31, 2013, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of March 31, 2013 and December 31, 2012, the Company’s notes payable consisted of the following:

	Principal as of March 31, 2013	Principal as of December 31, 2012	Interest Rate at March 31, 2013	Maturity Date
Hyatt Place Acquisition Note	$10,921,910	$11,003,658	3.00%	May 5, 2018
Woodlands Loan	6,869,494	6,901,013	6.00%	December 6, 2016
Total	$17,791,404	$17,904,671

The estimated fair value of the Company’s notes payable as of March 31, 2013 and December 31, 2012 was $17,791,404 and $17,904,671, respectively.  The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Residence Inn Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the Residence Inn TRS (the “Residence Inn Master Tenant,” and together with RI Perimeter Holding, the “Borrowers”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a secured loan in the aggregate principal amount of $5,000,000 (the “Property Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrower pursuant to a loan agreement (the “Property Loan Agreement”).

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The entire unpaid principal balance of the Property Loan and all accrued and unpaid interest thereon was due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Property Loan accrued at a per annum rate equal to 6.50%. The Borrower made a monthly payment of interest only from the date of the Property Loan Agreement through the monthly payment due in June 2012. The Property Loan was paid in full upon sale of the Residence Inn Property on August 23, 2012.  The Company paid a prepayment penalty in connection with payment of the Property Loan of $391,232, which is included in interest expense for the year ended December 31, 2012.

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

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note bears interest at a fixed rate of 3.00% which is equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the maximum rate permitted by law. Patriot Bank may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium.  Principal payments of $244,515, $336,354, $346,729, $356,576, $368,422 and $9,269,314 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.  As of March 31, 2013, there was $10,921,910 outstanding on the Acquisition Note.

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

March 31, 2013

(unaudited)

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

Woodlands Loan

On November 8, 2012, Moody Holding acquired fee simple title to the Woodlands Property from unaffiliated third party sellers for an aggregate purchase price of $12,000,000, comprised of (1) a cash payment to the sellers of $5,345,193 and (2) the Company’s assumption and modification of an existing mortgage loan secured by the Woodlands Property with an original principal amount of $7,500,000 (the “Woodlands Loan”) from U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (the “Lender”).

In connection with the acquisition of the Woodlands Property by Moody Holding, Moody Holding assumed, as modified, the Woodlands Loan pursuant to a Consent, Modification and Assumption Agreement by and among Moody Holding and the Lender. As of November 8, 2012, the Woodlands Loan had an outstanding principle balance of $6,911,422.

The entire unpaid principal balance of the Woodlands Loan and all accrued and unpaid interest thereon will be due and payable in full on December 6, 2016. Interest on the outstanding principal balance of the Woodlands Loan will accrue at a per annum rate equal to 6.0%. In the event that, and so long as, any event of default has occurred and is continuing under the Woodlands Loan, the outstanding principal balance of the Woodlands Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 11.0%. In addition, in the event that any payment due under the Woodlands Loan is not made when due, Moody Holding will pay a late charge in an amount equal to 5.0% of the amount of the overdue payment. Moody Holding may, upon at least thirty days prior written notice to the Lender, prepay the Woodlands Loan in full without penalty at any time following the date that is three months prior to the maturity date. In certain circumstances a prepayment of the Woodlands Loan will be subject to a prepayment penalty calculated in accordance with the promissory note evidencing the Woodlands Loan.  Principal payments of $91,682, $130,908, $139,097 and $6,507,807 are due for the years 2013, 2014, 2015 and 2016, respectively.  As of March 31, 2013, there was $6,869,494 outstanding on the Woodlands Loan.

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

March 31, 2013

(unaudited)

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

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred  stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; and 7,500 shares of restricted stock on August 14, 2012. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation.  As of March 31, 2013, the Company had issued 1,782,024 common shares in the Company’s public offerings, including 43,708 shares issued pursuant to the DRIP. As of March 31, 2013, there were a total of 1,837,996 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

On May 20, 2010, the Company authorized and declared a cash distribution to its stockholders contingent upon the closing of its acquisition of an indirect interest in the Residence Inn Property, which occurred on May 27, 2010.  The distribution (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The following table summarizes distributions paid in cash and pursuant to the DRIP for the three months ended March 31, 2012 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097

First Quarter 2013	$200,579	$72,609	$273,188

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at March 31, 2013 was $473,660, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $19,286 and $29,441 for the three months ended March 31, 2013 and 2012, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP.  As of March 31, 2013, the Company had paid Moody Securities $746,368 and $463,875 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $146,325 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2013, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $797,000 related to the initial and follow-on offerings, respectively.  As of March 31, 2012, total offering costs were $4,132,374 for the initial public offering and $1,439,070 for the follow-on offering. Organization costs were $28,083 for the initial public offering.  Offering costs of $946,944 and $641,645 were incurred directly by the Company for the initial public offering and the follow-on offering, respectively.  The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $795,324 in offering costs for the follow-on offering.  The Company has a $454,369 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to additional paid-in capital.   $2,443,296 in offering costs related to the initial public offering is not a liability of the Company because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. As of March 31, 2013, $456,470 in offering costs related to the follow-on offering is not a liability of the Company because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of March 31, 2013, the Company had paid an acquisition fee of $180,000 to Advisor in connection with the acquisition of the Woodlands Property which is included in property acquisition expense.  Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note.  As of March 31, 2013, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of March 31, 2013, the Company had not paid any debt financing fees to Advisor due to the fact that Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property, the Hyatt Place Note and the Woodlands Property.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2013 and 2012, the Company incurred asset management fees of $0 and $16,671, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations.  Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through March 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price.  As of March 31, 2013, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2013, total operating expenses of the Company were $794,665, which included $142,350 in operating expenses incurred directly by the Company and $652,315 incurred by Advisor on behalf of the Company.  Of the $794,665 in total operating expenses incurred during the four fiscal quarters ended March 31, 2013, $402,650 exceeded the 2%/25% Limitation and is not an obligation of the Company.  Additionally, Advisor has incurred $2,822,370 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended March 31, 2013.  Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor waived all expenses reimbursable to Advisor for the eight fiscal quarters ended March 31, 2013 to the extent such expenses had not been previously reimbursed to Advisor.  Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the waiver period shall be paid by Advisor on behalf of the Company.  Total reimbursable expenses waived or assumed by Advisor were $1,395,641 as of March 31, 2013.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties. As of March 31, 2013, the Company had paid Property Manager management fees of $40,371 and accounting fees of $10,000 pursuant to the terms described below.

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

Perimeter Joint Venture

As discussed in Note 3, the Company owned a 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owned the other 25% membership interest in the Perimeter Joint Venture.  Brett C. Moody also owned a 25% equity interest in Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary formed in connection with the acquisition of the Residence Inn Property (the “Residence Inn TRS”).  Under the terms of the joint venture agreement, the Company JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital (the “Preferred Return”).  Once the Company JV Member received the Preferred Return, the Moody JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member received distributions in accordance with their respective percentage interests.

The Residence Inn Property was sold on August 23, 2012 as described in Note 11, Discontinued Operations.

Note Joint Venture

As discussed in Note 4, as of March 31, 2013, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture.  Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of March 31, 2013, there were 1,966,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate.  On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares of restricted stock upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the Independent Directors Compensation Plan as of March 31, 2012.  On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares of restricted stock pursuant to the Independent Directors Compensation Plan.  On August 14, 2012, the date of the 2012 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of March 31, 2013, a total of 33,750 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants.  The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted.  The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $34,682 and $16,653 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there were 5,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, of which 1,250 were granted on May 9, 2012 and 3,750 were granted August 14, 2012. The remaining unrecognized compensation expense of $21,582 will be recognized during the second and third quarters of 2013.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2013 and year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2012	5,625	$10.00
Shares granted on May 9, 2012	5,000	10.00
Shares granted on August 14, 2012	7,500	10.00
Shares vested	(8,750)
Shares forfeited	(1,250)	10.00

Balance of non-vested shares as of December 31, 2012	8,125	10.00
Shares granted	—	—
Shares vested	(3,125)	10.00
Shares forfeited	—	10.00
Balance of non-vested shares as of March 31, 2013	5,000	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at March 31, 2013, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The composition of the Company’s restricted cash as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Property improvement plan	$1,315,870	$1,315,870
Real estate taxes	43,855	177,423
Insurance	11,243	27,207
Hotel furniture and fixtures	104,793	71,980
Total restricted cash	$1,475,761	$1,592,480

Management Fees

Under a management agreement with an unaffiliated third party existing at March 31, 2012 (the “Management Agreement”), Master Tenant paid a monthly property management fee totaling $59,873 for the three months ended March 31, 2012 which amount equaled 7.0% of the Residence Inn Property’s gross revenues (as defined in the RI Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the RI Management Agreement). The Management Agreement was terminated in August, 2012 in connection with the sale of the Residence Inn Property, as described in Note 11 below.

11. Discontinued Operations

The historical operating results and gains from the disposition of certain assets, including operating properties sold, are required to be reflected in a separate section (“discontinued operations”) in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the Residence Inn Property through Perimeter Joint Venture and the Residence Inn TRS are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The following table shows the revenues and expenses of the above-described discontinued operations:

	Three months ended March,
	2013	2012

Revenue
Room revenue	$—	$841,985
Other hotel revenue	—	13,357
Total hotel revenue	—	855,342

Expenses
Hotel operating expenses	—	600,470
Property taxes, insurance and other	—	52,873
Depreciation	—	64,893
Total expenses	—	718,236

Hotel operating income	—	137,106

Interest expense and amortization of deferred loan costs	—	89,548

Operating income (loss) from discontinued operations	—	47,558
Income tax expense	—	(8,700)
Total income from discontinued operations	$—	$38,858

12. Income Taxes

The Residence Inn TRS and the Woodlands TRS are C-Corporations for federal income tax purposes and use the liability method of accounting for income taxes.  Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority.  Deferred income tax assets and liabilities result from temporary differences.  Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.  A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than the Residence Inn TRS and the Woodlands TRS) for the three months ended March 31, 2013 and 2012 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011.  Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRS’s had no deferred tax liabilities as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company had no operating loss carry-forwards.

The income tax expense (benefit) for the three months ended March 31, 2013 and 2012 consisted of the following:

	2013	2012
Current expense	$21,000	$10,100
Deferred benefit	—	(1,400)
Total expense, net	$21,000	$8,700

Federal	$21,000	$6,200
State	—	2,500
Total tax expense	$21,000	$8,700

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

The reconciliation of Federal statutory and effective income tax rates for the Residence Inn TRS and Woodlands TRS which apply to its income before income taxes of $65,000 and $42,000 for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Statutory federal rate	32%	15%
State taxes	—%	6%
Total	32%	21%

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009.  On October 12, 2012, the SEC declared effective the registration statement for the Company’s follow-on offering and the Company terminated its initial public offering.  The Company issued 1,126,253 shares of the Company’s common stock in the Company’s initial public offering, including 29,582 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $10,966,713.  As of May 10, 2013, the Company had accepted investors’ subscriptions for, and issued 1,954,214 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 46,640 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $19,075,741.

Distributions Declared

On March 31, 2013 the Company declared a distribution in the aggregate amount of $109,828, of which $81,978 was paid in cash on April 15, 2013 and $27,850 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On April 30, 2013, the Company declared a distribution in the aggregate amount of $125,669 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on May 15, 2013.

Property Acquisition

On April 9, 2013, the Company acquired fee simple title to the Hyatt Place hotel property located in Germantown, Tennessee (the “Hyatt Place Hotel”), from an unaffiliated third party seller, for an aggregate purchase price of $11,300,000, excluding acquisition costs. The Company financed the acquisition of the Hyatt Place Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Hyatt Place Hotel.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Amendment to Advisory Agreement

  On April 9, 2013, the Company entered into Amendment No. 3 (the “Amendment”) to the Advisory Agreement. The Amendment renewed the Advisory Agreement, effective April 15, 2013, for an additional one-year term expiring on April 15, 2014.

Potential Property Acquisition

On April 22, 2013, the Company entered into a purchase agreement relating to the acquisition of a Hyatt Place hotel located in North Charleston, South Carolina (the “Charleston Hotel”), from an unaffiliated third party seller, for an aggregate purchase price of $11,800,000, excluding acquisition costs. The Company intends to finance the acquisition of the Charleston Hotel with proceeds from the Company’s follow-on public offering and mortgage indebtedness secured by the Charleston Hotel.

The acquisition of the Charleston Hotel is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of common stock in the Company’s public offering to fund a portion of the purchase price for the Charleston Hotel; (2) the Company’s ability to obtain financing for the acquisition of the Charleston Hotel on acceptable terms; and (3) the absence of a material adverse change to the Charleston Hotel prior to the date of the acquisition. The closing of the acquisition of the Charleston Hotel is expected to occur in the second quarter of 2013. There is no assurance that the Company will close the acquisition of the Charleston Hotel on the terms described above or at all.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets on terms that are favorable to us;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.

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

On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below).  As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On October 12, 2012, our follow-on offering was declared effective by the SEC and we terminated our initial public offering and commenced our follow-on offering.  As of March 31, 2013, we had accepted investors’ subscriptions for, and issued, 1,782,024 shares of our common stock in our initial public offering and follow-on offering, including 43,708 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $17,383,161.

We are offering shares to the public in our follow-on offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant.

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

As of March 31, 2013, our portfolio consisted of two investments: (1) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel; and (2) the Woodlands property, a 91 room hotel situated on approximately 216,849 square foot (4.98 acre) parcel of land in The Woodlands, Texas.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach sustainable profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our continuous public offering, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on rental rates. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Market Outlook

The 2007-2009 recession in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. Economic conditions have also negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

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

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2013 and 2012 was $153,310 and $(25,151), respectively.  This increase was primarily due to an increase in net income and depreciation expense combined with a reduction in cash used for working capital.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2013 and 2012 was $(447,320) and $25,678, respectively.  For the three months ended March 31, 2013, the cash used in investing activities was comprised of earnest money and deposits of $615,000, offset by a decrease in restricted cash of $116,719 and repayments of a mortgage note receivable $50,961.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $3,575,705 and $819,637, respectively.  For the three months ended March 31, 2013, the cash provided by financing activities consisted primarily of offering proceeds of $4,570,747, which was used to fund $669,075 in offering costs and $200,579 for the payment of dividends.

Cash and Cash Equivalents

As of March 31, 2013, we had cash on hand of $5,991,796.

Debt

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  As of March 31, 2013, our debt levels did not exceed 300% of the value of our assets.

As of March 31, 2013, our outstanding indebtedness totaled $17,791,404, which consisted of $10,921,910 outstanding on the financing obtained in connection with the acquisition of the Hyatt Place note, and $6,869,494 outstanding on the financing obtained in connection with the acquisition of the Woodlands property.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2013:
	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Long-term debt obligations(1)	$17,791,404	$336,197	$953,088	$7,232,805	$9,269,314

Interest payments on outstanding debt obligations(2)	3,084,335	560,838	1,439,002	980,830	103,665

Purchase obligations(3)	—	—	—	—	—

Total	$20,875,739	$897,035	$2,392,090	$8,213,635	$9,372,979

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2013.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2013.

Organization and Offering Costs

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in a public offering. Organization costs were $28,083 for the initial public offering. Total offering costs for the initial public offering, which terminated on October 12, 2012, were $4,132,374. As of March 31, 2013, total offering costs for the follow-on offering were $1,439,070. Offering costs of $946,944 and $641,645 were incurred directly by us for the initial public offering and follow-on offering, respectively.  We have reimbursed our advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $795,324 in offering costs for the follow-on offering.  We have a $454,369 receivable from our advisor for offering costs related to the follow-on offering, which is recorded as an offset to additional paid-in capital.  $2,443,296 in offering costs related to our initial public offering is not our liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of our shares of common stock in our completed initial public offering. As of March 31, 2013, $456,470 in offering costs related to our follow-on offering is not our liability because such costs exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering.

Operating Expenses

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the four fiscal quarters ended March 31, 2013, our total operating expenses were $794,665, which included $142,350 in operating expenses incurred directly by us and $652,315 incurred by our advisor on our behalf.  Of the $794,865 in total operating expenses incurred during the four fiscal quarters ended March 31, 2013, $402,650 exceeded the 2%/25% Limitation and is not our obligation.  Additionally, our advisor has incurred $2,822,370 in operating expenses on our behalf prior to the four fiscal quarters ended March 31, 2013.  Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor nor our obligation.

Our advisor has waived all expenses reimbursable to our advisor for the eight fiscal quarters ended March 31, 2013 to the extent such expenses had not been previously reimbursed to our advisor.  Our advisor further acknowledged that all such expenses incurred directly by us during this waiver period shall be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed by our advisor were $1,395,641 as of March 31, 2013.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our interest in the Residence Inn property.  As of March 31, 2012, we owned the joint venture interest in the Residence Inn property and the Hyatt Place note.  As of March 31, 2013, we owned the joint venture interests in the Hyatt Place note and the Woodlands property.  Because we sold the Residence Inn property on August 23, 2012 and acquired the Woodlands property on November 8, 2012, our results of operations for the quarter ended March 31, 2013 are not directly comparable to those for the quarter ended March 31, 2012.  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As a result of the sale of the Residence Inn property, the revenues and expenses of the Residence Inn property are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented and are discussed below separately.

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012

Revenue

Total revenue increased to $1,069,127 for the three months ended March 31, 2013 from $164,393 for the three months ended March 31, 2012. Total hotel revenue was $908,975 for the quarter ended March 31, 2013 and was related to revenue from the Woodlands property.  Interest income from real estate loan receivable related to the Hyatt Place note decreased to $160,152 for the quarter ended March 31, 2013 from $164,393 for the quarter ended March 31, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands property for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $500,127 for the quarter ended March 31, 2013. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $53,300 for the three months ended March 31, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Depreciation and Amortization

Depreciation expense was $114,025 for the three months ended March 31, 2013.  We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Property Acquisition Expenses

Property acquisition expenses were $31,534 for the three months ended March 31, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $34,214 for the three months ended March 31, 2012 to $38,045 for the three months ended March 31, 2013.  These general and administrative expenses consisted primarily of restricted stock compensation.  We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

In connection with the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280 to partially finance the purchase of the Hyatt Place note.  In connection with the acquisition of the Woodlands property, we assumed a loan with a principal balance of $6,911,422 at the date of closing.  During the quarters ended March 31, 2013 and 2012, we incurred interest expense of $192,789 and $88,230, respectively, related to this debt, including amortization of deferred loan costs of $7,284 and $2,668, respectively. This increase in interest expense was due to the fact that we purchased the Woodlands property on November 8, 2012.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

 Income from Discontinued Operations

Total income from discontinued operations was $38,858 for the quarter ended March 31, 2012, which related to the Residence Inn property, which was sold on August 12, 2012.

Net Income

We had net income of $118,307 for the three months ended March 31, 2013 compared to a net income of $80,807 for the three months ended March 31, 2012.  Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $19,286 and $29,441 and income attributable to a noncontrolling interest in common operating partnership units of $9 and $14, net income attributable to us was $99,012 and $51,352 for the three months ended March 31, 2013 and 2012, respectively.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 29, 2013.  There have been no significant changes to our policies during 2013.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of March 31, 2013, our only investments consisted of the Woodlands property and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

Distributions

On May 20, 2010, we authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of our interest in the Residence Inn property, which occurred on May 27, 2010. Distributions (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month; and (3) are calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the three months ended March 31, 2013 and 2012:

	Distributions Paid (1)
Period	Cash	DRIP (2)	Total

First Quarter 2012	$90,374	$26,723	$117,097

First Quarter 2013	$200,579	$72,609	$273,188

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $117,097 in aggregate distributions in the first quarter of 2012 which was comprised of $90,374 in cash distributions and $26,723 in shares issued pursuant to our distribution reinvestment plan.  We paid $273,188 in aggregate distributions for the first quarter of 2013, which was comprised of $200,579 in cash distributions and $72,609 shares issued pursuant to our distribution reinvestment plan.  For the three months ended March 31, 2012 and 2013, we had cash provided by (used in) operating activities of $(25,151) and $153,310, respectively.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

•
Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we may hold from time to time. Although we would expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

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

 The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended March 31,
	2013	2012
Net Income	$118,307	$80,807
Adjustments:
Depreciation of real estate assets	114,025	64,893
Adjustments for noncontrolling interests	(19,286)	(45,665)
Funds from Operations	213,046	100,035
Adjustments:
Stock/unit-based compensation	34,682	16,653
Amortization of deferred loan costs	7,284	9,363
Property acquisition expense	31,534	—
Adjustments for noncontrolling interests	(678)	(2,359)
Modified Funds from Operations	$285,868	$123,692

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs.  Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of the Hyatt Place note.  See Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of our common stock on April 15, 2009.  On October 12, 2012, the SEC declared the registration statement for our follow-on offering effective and we terminated our initial public offering.  We issued 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares issued pursuant to the DRIP, resulting in gross offering proceeds to us of $10,966,713.  As of May 10, 2013, we had accepted investors’ subscriptions for, and issued 1,954,214 shares of our common stock in our initial public offering and follow-on offering, including 46,640 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to us of $19,075,741.

Distributions Declared

On March 31, 2013, we declared a distribution in the aggregate amount of $109,828, of which $81,978 was paid in cash on April 15, 2013 and $27,850 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On April 30, 2013, we declared a distribution in the aggregate amount of $125,669, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on May 15, 2013.

Property Acquisition

On April 9, 2013, we acquired fee simple title to the Hyatt Place hotel property located in Germantown, Tennessee, or the Hyatt Place Hotel, from an unaffiliated third party seller, for an aggregate purchase price of $11,300,000, excluding acquisition costs. We financed the acquisition of the Hyatt Place Hotel with proceeds from our ongoing public offering and approximately $7,800,000 of indebtedness secured by the Hyatt Place Hotel.

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

 Potential Property Acquisition

On April 22, 2013, we entered into a purchase agreement relating to the acquisition of a Hyatt Place hotel located in North Charleston, South Carolina, or the Charleston hotel, from an unaffiliated third party seller, for an aggregate purchase price of $11,800,000, excluding acquisition costs. We intend to finance the acquisition of the Charleston hotel with proceeds from our follow-on public offering and mortgage indebtedness secured by the Charleston hotel.

The acquisition of the Charleston hotel is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of common stock in our public offering to fund a portion of the purchase price for the Charleston hotel; (2) our ability to obtain financing for the acquisition of the Charleston hotel on acceptable terms; and (3) the absence of a material adverse change to the Charleston hotel prior to the date of the acquisition. The closing of the acquisition of the Charleston hotel is expected to occur in the second quarter of 2013. There is no assurance that we will close the acquisition of the Charleston hotel on the terms described above or at all.

Amendment to Advisory Agreement

On April 9, 2013, we entered into Amendment No. 3 to the Advisory Agreement. The Amendment renewed the Advisory Agreement, effective April 15, 2013, for an additional one-year term expiring on April 15, 2014.

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

As of March 31, 2013, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated.  However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of March 31, 2013, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of March 31, 2013, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  We did not hold any derivative contracts in the quarters ended March 31, 2013 and 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2013, we did not repurchase any of our securities.

During the three months ended March 31, 2013, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

As of March 31, 2013, we had accepted subscriptions for, and issued, 655,771 shares of our common stock in our follow-on offering, including 14,127 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $6,416,448.

As of March 31, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$610,200	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	372,400	Actual
Total expenses	$982,600

Through March 31, 2013, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $5,433,848, excluding $134,203 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of March 31, 2013, we had used $615,000 of the net proceeds from our follow-on offering to make earnest money and other deposits related to our acquisition of the Hyatt Place Hotel.  For more information regarding how we used our net offering proceeds through March 31, 2013, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Fee and Expense Waiver Letter

On March 26, 2013, we entered into a fee and expense waiver letter with our advisor whereby our advisor waived all expenses reimbursable to our advisor pursuant to our advisory agreement for the fiscal quarter ended March 31, 2013, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf.  Additionally, our advisor waived the asset management fee payable by us pursuant to our advisory agreement with our advisor for the three months ended March 2013. Our advisor had previously waived the expenses reimbursable to it for the seven fiscal quarters preceding the quarter ended March 31, 2013, and the asset management fees payable to our advisor for the months of February and March 2012 and May through December 2012.

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
3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Agreement of Purchase and Sale, dated February 11, 2013, by and among Moody National REIT I, Inc. and SHG HP Germantown, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2013)

10.2
Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

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

MOODY NATIONAL REIT I, INC.

Date: May 15, 2013	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and
President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Robert W. Engel
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

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Agreement of Purchase and Sale, dated February 11, 2013, by and among Moody National REIT I, Inc. and SHG HP Germantown, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2013)

10.2
Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

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