Form 10-Q
period 2013-06-30
Moody National REIT I, Inc.
filed 2013-08-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

As of August 9, 2013, there were 2,370,016 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Investment in hotel properties, net	$22,895,283	$11,942,238
Cash and cash equivalents	5,640,447	2,710,101
Restricted cash	1,694,820	1,592,480
Accounts receivable, net of allowance of $7,000 and $3,000, respectively	86,717	77,123
Mortgage note receivable	12,369,352	12,468,400
Earnest money and deposits	245,000	—
Prepaid expenses	194,947	107,684
Deferred costs, net of accumulated amortization of $40,655 and $20,564, respectively	306,128	188,219

Total Assets	$43,432,694	$29,086,245

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$25,471,364	$17,904,671
Accounts payable and accrued expenses	746,791	387,566
Dividends payable	140,324	91,381

Total Liabilities	26,358,479	18,383,618

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 2,203,950 and 1,373,279 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	22,040	13,733
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	18,351,851	11,165,565
Distributions in excess of net income	(1,772,714)	(945,049)
Total stockholders’ equity	16,601,177	10,234,249
Noncontrolling interest - 100 common units of the Operating Partnership	839	883
Noncontrolling interest in consolidated joint venture	471,199	466,495

Total Equity	17,073,215	10,701,627

TOTAL LIABILITIES AND EQUITY	$43,432,694	$29,086,245

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue
Room revenue	$1,720,381	$—	$2,609,611	$—
Other hotel revenue	71,997	—	91,742	—
Total hotel revenue	1,792,378	—	2,701,353	—
Interest income from note receivable	163,038	165,575	323,190	329,968
Total revenue	1,955,416	165,575	3,024,543	329,968

Expenses
Hotel operating expenses	1,033,914	—	1,534,041	—
Property taxes, insurance and other	114,097	—	167,397	—
Depreciation and amortization	236,612	—	350,637	—
Property acquisition	410,520	—	442,054	—
Corporate general and administrative	56,827	39,348	94,872	73,562
Total expenses	1,851,970	39,348	2,589,001	73,562

Operating Income	103,446	126,227	435,542	256,406

Interest expense and amortization of deferred loan costs	272,880	87,646	465,669	175,876

Income (loss) before income tax expense	(169,434)	38,581	(30,127)	80,530
Income tax expense	42,100	—	63,100	—
Income (loss) from continuing operations	(211,534)	38,581	(93,227)	80,530

Income from discontinued operations	—	69,450	—	108,308

Net Income (Loss)	(211,534)	108,031	(93,227)	188,838
Income attributable to noncontrolling interest in consolidated joint ventures	(19,895)	(37,400)	(39,181)	(66,841)

(Income) loss attributable to noncontrolling interest in common operating partnership units	13	(13)	4	(27)
Net income (loss) attributable to common shareholders	$(231,416)	$70,618	$(132,404)	$121,970
Per-share information – basic and diluted:
Income (loss) from continuing operations	$(0.10)	$0.05	$(0.05)	$0.11
Income from discontinued operations	$—	$0.08	$—	$0.15
Net income (loss) attributable to common shareholders	$(0.11)	$0.08	$(0.08)	$0.17
Dividends declared	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding	2,023,290	831,445	1,753,196	729,542

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended June 30, 2013
(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Net Income	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2013	1,373,279	$13,733	—	$—	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627
Issuance of common stock and operating partnership units, net of offering costs	813,578	8,136	—	—	7,307,042	—	—	—	—	7,315,178
Offering costs advanced to related parties	—	—	—	—	(339,000)	—	—	—	—	(339,000)
Issuance of common stock pursuant to dividend reinvestment plan	17,093	171	—	—	162,213	—	—	—	—	162,384
Stock-based compensation expense	—	—	—	—	56,031	—	—	—	—	56,031
Net income (loss)	—	—	—	—	—	(132,404)	—	(4)	39,181	(93,227)
Dividends and distributions declared	—	—	—	—	—	(695,261)	—	(40)	(34,477)	(729,778)
			—

Balance at June 30, 2013	2,203,950	$22,040	—	$—	$18,351,851	$(1,772,714)	100	$839	$471,199	$17,073,215

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(93,227)	$188,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	350,637	145,737
Amortization of deferred loan costs	16,409	18,726
Stock-based compensation	56,031	39,269
Deferred income tax	—	9,500
Changes in operating assets and liabilities
Accounts receivable	(9,594)	(110,391)
Prepaid expenses and other assets	(87,263)	(166,091)
Accounts payable and accrued expenses	359,225	76,840
Due to related parties	—	(28,254)
Net cash provided by operating activities	592,218	174,174
Cash flows from investing activities
(Increase) decrease in restricted cash	(102,340)	153,049
Earnest money and deposits	(245,000)	(370,000)
Repayments of mortgage note receivable	99,048	92,295
Additions to hotel properties	(3,500,000)	(256,615)
Net cash used in investing activities	(3,748,292)	(381,271)
Cash flows from financing activities
Proceeds from issuance of common stock	8,135,784	3,682,846
Offering costs	(1,159,606)	(771,032)
Dividends paid	(483,974)	(204,820)
Repayments of notes payable	(233,307)	(356,624)
Payments of deferred financing costs	(138,000)	—
Distributions to noncontrolling interest in joint venture	(34,477)	(24,240)
Net cash provided by financing activities	6,086,420	2,326,130

Net change in cash and cash equivalents	2,930,346	2,119,033
Cash and cash equivalents at beginning of period	2,710,101	1,066,890
Cash and cash equivalents at end of period	$5,640,447	$3,185,923
Supplemental Cash Flow Information
Interest paid	$428,471	$314,809
Income taxes paid	$—	$93,625
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$424,119	$193,529
Note payable to finance acquisition of hotel property	$7,800,000	$—
Issuance of common stock from dividend reinvestment plan	$162,384	$62,579
Accrued dividend payable	$140,324	$60,560

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company terminated its initial public offering and commenced the follow-on offering. As of June 30, 2013, the Company had accepted subscriptions for, and issued, 2,147,978 shares of common stock in the Company’s initial public offering and follow-on offering, including 53,158 shares of common stock pursuant to the DRIP, resulting in aggregate offering proceeds of $20,948,197.

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

As of June 30, 2013, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”); (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Property”) and (3) a 127-guestroom hotel property located in Germantown, Tennessee, commonly known as the Hyatt Place Hotel - Germantown (the “Hyatt Place Hotel”).  The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”).  The Company sold the Residence Inn Property to a third-party buyer on August 23, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The Company’s consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company.  If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement.  The Company did not have a VIE interest as of June 30, 2013.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 29, 2013.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

As of June 30, 2013, total offering costs were $4,132,374 for the initial public offering and $1,931,607 for the follow-on offering. Organization costs were $28,083 for the initial public offering.  Offering costs of $946,944 and $1,005,176 were incurred directly by the Company for the initial public offering and the follow-on offering, respectively.  The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $922,324 in offering costs for the follow-on offering.  The Company has a $396,681 receivable from Advisor for offering costs relating to the follow-on offering, which is recorded as an offset to additional paid-in capital.  $2,443,296 in offering costs related to the initial public offering is not a liability of the Company because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. As of June 30, 2013, $400,788 in offering costs related to the follow-on offering is not a liability of the Company because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  The Company has no material uncertain tax positions as of June 30, 2013.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which the Company’s estimates may change is not expected to be material.  The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary.  The Company has tax years 2009, 2010, 2011 and 2012 remaining subject to examination by various federal and state tax jurisdictions.

Concentration of Credit Risk

As of June 30, 2013, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale.  There were no such impairment losses for the three and six months ended June 30, 2013 and 2012.

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

June 30, 2013

(unaudited)

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three and six months ended June 30, 2013 or 2012.

Earnest money and deposits

Earnest money and deposits include an earnest money deposit for a property acquisition, a hotel franchise application fee and a loan application fee.

Prepaid Expenses

Prepaid expenses include prepaid property insurance and estimated income tax payments.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $40,655 and $20,564 as of June 30, 2013 and December 31, 2012, respectively.  Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2013	$23,291	$18,791	$4,500
2014	46,276	37,276	9,000
2015	46,276	37,276	9,000
2016	45,606	36,606	9,000
Thereafter	144,679	60,749	83,930
Total	$306,128	$190,698	$115,430

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 1,875 and 6,250 shares as of June 30, 2013 and 2012, respectively, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive.  Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position of cash flows.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Land	$4,260,000	$2,460,000
Buildings and improvements	17,260,000	8,960,000
Furniture, fixtures and equipment	1,780,000	580,000
Total cost	23,300,000	12,000,000
Accumulated depreciation	(404,717)	(57,762)
Investment in hotel properties, net	$22,895,283	$11,942,238

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

Woodlands Property

On November 8, 2012, Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of the OP (“Moody Holding”), acquired fee simple title to the Woodlands Property from third party sellers for an aggregate purchase price of $12,000,000, comprised of a cash payment to the sellers of $5,088,578 and the assumption and modification of  an existing mortgage loan secured by the Woodlands Property with a principal balance as of the closing date of $6,911,422, plus closing costs.  The purchase price of the Woodlands Property, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,460,000, $8,960,000, and $580,000, respectively.  Acquisitions costs of $397,254 were incurred and expensed in connection with the acquisition of the Woodlands Property.  The Company has recognized approximately $1,850,000 in revenues and $166,000 in net income for the Woodlands Property for the six months ended June 30, 2013.  In connection with the acquisition of the Woodlands Property, the Company formed a taxable REIT subsidiary (the “Woodlands TRS”).  Upon the closing of the acquisition of the Woodlands Property, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the Woodlands TRS (the “Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Master Tenant leases the Woodlands Property.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Woodlands Property pursuant to a Hotel Management Agreement with the Master Tenant.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

Hyatt Place Hotel

On April 9, 2013, Moody National HP G-Town Holding, LLC, a wholly owned subsidiary of the OP (“Moody Hyatt Place Holding”) acquired fee simple title to the Hyatt Place Hotel from an unaffiliated third party seller for an aggregate purchase price of $11,300,000, excluding acquisition costs. The Company financed the acquisition of the Hyatt Place Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Hyatt Place Hotel.  The purchase price of the Hyatt Place Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,800,000, $8,300,000, and $1,200,000, respectively.  Acquisitions costs of $410,520 were incurred and expensed in connection with the acquisition of the Hyatt Place Hotel.  The Company has recognized approximately $851,000 in revenues and a $333,000 net loss for the Hyatt Place Hotel for the six months ended June 30, 2013.  In connection with the acquisition of the Hyatt Place Hotel, the Company formed a taxable REIT subsidiary (the “Hyatt Place Hotel TRS”).  Upon the closing of the acquisition of the Hyatt Place Hotel, Moody National HP G-Town MT, LLC, a wholly owned subsidiary of the Hyatt Place Hotel TRS (the “Hyatt Place Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Hyatt Place Master Tenant leases the Hyatt Place Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Hyatt Place Hotel pursuant to a Hotel Management Agreement with the Hyatt Place Master Tenant.

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2013 and 2012 is presented as if the Company acquired the Woodlands Property and Hyatt Place Hotel on January 1, 2012   This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Woodlands Property and Hyatt Place Hotel on January 1, 2012, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$2,028,997	$1,871,906	$3,925,905	$3,742,630
Income (loss) from continuing operations	(215,453)	60,921	(141,238)	125,210
Total income from discontinued operations	—	69,450	—	108,308
Net Income (Loss)	(215,453)	130,371	(141,238)	233,518
Income (loss) attributable to common shareholders	(235,335)	92,958	(180,415)	166,650
Net income (loss) per common share, basic and diluted	$(0.32)	$0.13	$(0.25)	$0.23

4. Notes Receivable

As of June 30, 2013 and December 31 2012, note receivable was $12,369,352 and $12,468,400, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”).  On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”).  For additional information on the terms of the Acquisition Note, see Note 5. As of June 30, 2013, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law.  The Prime Rate at June 30, 2013 was 3.25%.  The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

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

The estimated fair value of the Company’s note receivable as of June 30, 2013 and December 31 2012 was $12,369,352 and $12,468,400, respectively.  The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly.  Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess.  As of June 30, 2013, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of June 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following:

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

	Principal as of June 30, 2013	Principal as of December 31, 2012	Interest Rate at June 30, 2013	Maturity Date
Hyatt Place Acquisition Note	$10,841,306	$11,003,658	3.00%	May 5, 2018
Woodlands Loan	6,839,776	6,901,013	6.00%	December 6, 2016
Hyatt Place Hotel Loan	7,790,282	—	4.30%	May 6, 2023
Total	$25,471,364	$17,904,671

The estimated fair value of the Company’s notes payable as of June 30, 2013 and December 31, 2012 was $25,471,364 and $17,904,671, respectively.  The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note bears interest at a fixed rate of 3.00% which is equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the maximum rate permitted by law. Patriot Bank may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium.  Principal payments of $163,932, $336,355, $346,729, $356,577, $368,422 and $9,269,291 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.  As of June 30, 2013, there was $10,841,306 outstanding on the Acquisition Note.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The entire unpaid principal balance of the Woodlands Loan and all accrued and unpaid interest thereon will be due and payable in full on December 6, 2016. Interest on the outstanding principal balance of the Woodlands Loan will accrue at a per annum rate equal to 6.0%. In the event that, and so long as, any event of default has occurred and is continuing under the Woodlands Loan, the outstanding principal balance of the Woodlands Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 11.0%. In addition, in the event that any payment due under the Woodlands Loan is not made when due, Moody Holding will pay a late charge in an amount equal to 5.0% of the amount of the overdue payment. Moody Holding may, upon at least thirty days prior written notice to the Lender, prepay the Woodlands Loan in full without penalty at any time following the date that is three months prior to the maturity date. In certain circumstances a prepayment of the Woodlands Loan will be subject to a prepayment penalty calculated in accordance with the promissory note evidencing the Woodlands Loan.  Principal payments of $61,964, $130,908, $139,097 and $6,507,807 are due for the years 2013, 2014, 2015 and 2016, respectively.  As of June 30, 2013, there was $6,839,776 outstanding on the Woodlands Loan.

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

Hyatt Place Hotel Loan

On April 9, 2013, Moody Hyatt Place Holding acquired fee simple title to the Hyatt Place Hotel from unaffiliated third party sellers for an aggregate purchase price of $11,300,000. The Company financed the purchase price for the Hyatt Place Hotel with (1) proceeds from the Company’s ongoing public offering and (2) a mortgage loan secured by the Hyatt Place Hotel with an original principal amount of $7,800,000 (the “Hyatt Place Hotel Loan”) from Ladder Capital Finance, LLC, a Delaware limited liability company (the “Hyatt Place Hotel Lender”).

The entire unpaid principal balance of the Hyatt Place Hotel Loan and all accrued and unpaid interest thereon will be due and payable in full on May 6, 2023 (the “Maturity Date”). Interest on the outstanding principal balance of the Hyatt Place Hotel Loan will accrue at a per annum rate equal to 4.30%. In the event that, and so long as, any event of default has occurred and is continuing under the Hyatt Place Hotel Loan, the outstanding principal balance of the Woodlands Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 10.5%. In addition, in the event that any principal, interest or any other amount due under the Hyatt Place Hotel Loan is not paid when due, Moody Hyatt Place Hotel Holding will pay upon demand a late charge in an amount equal to the lesser of (1) 5.0% of the amount of the overdue payment and (2) the maximum amount payable pursuant to applicable law. Moody Hyatt Place Hotel Holding may, upon at least 30 days prior written notice to the Hyatt Place Hotel Lender, prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full without penalty at any time following the date that is three months prior to the Maturity Date. Any other voluntary prepayment of the Hyatt Place Hotel Loan will be subject to a prepayment penalty calculated in accordance with the Loan Agreement.  Principal payments of $61,876, $128,829, $134,559, $139,625, $146,754 and $7,178,639 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.  As of June 30, 2013, there was $7,790,282 outstanding on the Hyatt Place Hotel Loan.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The performance of the obligations of Moody Hyatt Place Hotel Holding under the Hyatt Place Hotel Loan are secured by, among other things, (1) a security interest in the Hyatt Place Hotel and other collateral granted to Hyatt Place Hotel Lender by Moody Hyatt Place Hotel Holding pursuant to a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, (2) an assignment of the leases and rents of the Hyatt Place Hotel in favor of the Hyatt Place Hotel Lender by Moody Hyatt Place Hotel Holding, and (3) an assignment of all of Hyatt Place Hotel Master Tenant’s right, title and interest in and to the Management Agreement and the subordination of all of the Property Manager’s right to receive management fees and other rights and interests with respect to the Hyatt Place Hotel to the liens and interests of the Hyatt Place Hotel Lender pursuant to an Assignment of Management Agreement and Subordination of Management Fees. In addition, Brett C. Moody, the Company’s Chief Executive Officer and Chairman of the Board, entered into a Guaranty of Recourse Obligations (the “Guaranty”) with respect to certain of Moody Hyatt Place Hotel Holding’s liabilities and obligations under the Loan Agreement. Pursuant to the Guaranty, Mr. Moody will indemnify Hyatt Place Hotel Lender for and hold Hyatt Place Hotel Lender harmless from and against any liabilities, losses, damages, costs and expenses imposed upon Hyatt Place Hotel Lender as a result of, among other events (1) Moody Hyatt Place Hotel Holding’s breach of any representation, warranty, covenant or indemnification provision in any loan document concerning environmental laws or hazardous substances, (2) material physical waste of the Hyatt Place Property, (3) the commission of a criminal act by Moody Hyatt Place Hotel Holding, Hyatt Place Hotel Master Tenant or Mr. Moody, (4) any intentional material misrepresentation or gross negligence by Moody Hyatt Place Hotel Holding, Hyatt Place Hotel Master Tenant or Mr. Moody or any of their affiliates in connection with the Hyatt Place Hotel Loan or the Hyatt Place Property or (5) any material modification of the Hotel Lease without the Hyatt Place Hotel Lender’s consent. Pursuant to the Guaranty, the obligations of Moody Hyatt Place Hotel Holding with respect to the Hyatt Place Hotel Loan will become fully recourse to Mr. Moody, as guarantor, in certain circumstances, including (1) any act of fraud or willful misconduct by Moody Hyatt Place Hotel Holding, Hyatt Place Hotel Master Tenant or Mr. Moody or any of their affiliates in connection with the Hyatt Place Hotel Loan or the Hyatt Place Property, (2) in the event Moody Hyatt Place Hotel Holding fails to make the first payment due under the Hyatt Place Hotel Loan and (3) in the event Moody Hyatt Place Hotel Holding or Hyatt Place Hotel Master Tenant files a voluntary petition for bankruptcy or is the subject of an involuntary petition for bankruptcy.

In addition, pursuant to an Environmental Indemnity Agreement (the “Hyatt Place Hotel Environmental Indemnity”), Brett C. Moody and Moody Hyatt Place Hotel Holding (collectively, the “Hyatt Place Hotel Indemnitors”) have agreed to jointly and severally indemnify and hold harmless the Hyatt Place Hotel Lender and its officers, directors, employees and agents, from and against any losses, damages, costs, claims, suits or other liabilities of any nature that the Hyatt Place Hotel Lender may suffer or incur as a result of, among other things, (1) any presence of any hazardous substances at the Hyatt Place Hotel or release of hazardous substances from the Hyatt Place Hotel, (2) any activity by the Hyatt Place Hotel Indemnitors or their respective affiliates or any tenant or occupant of the Hyatt Place Hotel in connection with any treatment, storage, release, removal, handling, transfer or transportation to or from the Hyatt Place Hotel of any hazardous substances, (3) any non-compliance or violations of any environmental laws or permits in connection with the Hyatt Place Hotel or its operations and (4) any breach by the Hyatt Place Hotel Indemnitors of any representation, warranty, covenant or other obligation under the Hyatt Place Hotel Environmental Indemnity.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred  stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; and 7,500 shares of restricted stock on August 14, 2012. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation.  As of June 30, 2013, the Company had issued 2,147,978 common shares in the Company’s public offerings, including 53,158 shares issued pursuant to the DRIP. As of June 30, 2013, there were a total of 2,203,950 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

On May 20, 2010, the Company initially authorized and declared a cash distribution to its stockholders contingent upon the closing of its acquisition of an indirect interest in the Residence Inn Property, which occurred on May 27, 2010.  The distribution, as approved by the Company’s board of directors on a quarterly basis, (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP for the six months ended June 30, 2012 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Total	$204,820	$62,579	$267,399

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Total	$483,974	$162,384	$646,358

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at June 30, 2013 was $471,199, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,895 and $37,400 for the three months ended June 30, 2013 and 2012, respectively, and was $39,181 and $66,841 for the six months ended June 30, 2013 and 2012, respectively.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of June 30, 2013, the Company had paid Moody Securities $746,368 and $725,157 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $221,788 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2013, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $926,000 related to the initial and follow-on offerings, respectively. As of June 30, 2012, total offering costs were $4,132,374 for the initial public offering and $1,931,607 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $1,005,176 were incurred directly by the Company for the initial public offering and the follow-on offering, respectively. The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $922,324 in offering costs for the follow-on offering. The Company has a $396,681 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to additional paid-in capital. $2,443,296 in offering costs related to the initial public offering is not a liability of the Company because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. As of June 30, 2013, $400,788 in offering costs related to the follow-on offering is not a liability of the Company because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of June 30, 2013, the Company had paid acquisition fees of $180,000 and $169,500 to Advisor in connection with the acquisition of the Woodlands Property and Hyatt Place Hotel, respectively, which is included in property acquisition expense. Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note. As of June 30, 2013, the Company had not paid any origination fees to Advisor.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of June 30, 2013, the Company had paid $78,000 in debt financing fees to Advisor related to the Hyatt Place Hotel. Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property, the Hyatt Place Note and the Woodlands Property.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended June 30, 2013 and 2012, the Company incurred asset management fees of $0 and $16,632, respectively, and for the six months ended June 30, 2013 and 2012, the Company incurred asset management fees of $0 and $33,303, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of June 30, 2013, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2013, total operating expenses of the Company were $746,813, which included $143,628 in operating expenses incurred directly by the Company and $603,185 incurred by Advisor on behalf of the Company. Of the $746,813 in total operating expenses incurred during the four fiscal quarters ended June 30, 2013, $283,182 exceeded the 2%/25% Limitation and is not an obligation of the Company. Additionally, Advisor has incurred $3,019,197 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended June 30, 2013. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor waived all expenses reimbursable to Advisor for the nine fiscal quarters ended June 30, 2013 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the waiver period shall be paid by Advisor on behalf of the Company. Total reimbursable expenses waived or assumed by Advisor were $1,543,338 as of June 30, 2013.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties. As of June 30, 2013, the Company had paid Property Manager management fees of $94,130 and accounting fees of $22,500 pursuant to the terms described below.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

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

In connection with the acquisition of the Hyatt Place Hotel on April 9, 2013, the Property Manager was engaged by the Company to manage the Hyatt Place Hotel pursuant to a Hotel Management Agreement between the Property Manager and the Hyatt Place Hotel Master Tenant (the “Hyatt Place Hotel Management Agreement”). Pursuant to the Hyatt Place Hotel Management Agreement, Hyatt Place Hotel Master Tenant pays the Property Manager a monthly base management fee in an amount equal to 3.0% of the Hyatt Place Hotel’s gross operating revenues (as defined in the Hyatt Place Hotel Management Agreement). In addition, the Property Manager receives a monthly $2,500 fee for providing centralized accounting services and is eligible to receive additional fees for technical, procurement or other services for the Hyatt Place Hotel to the extent Hyatt Place Hotel Master Tenant requests such services pursuant to the Hyatt Place Hotel Management Agreement. The Hyatt Place Hotel Management Agreement has an initial ten-year term, and thereafter will automatically renew for four consecutive five-year renewal terms unless either party provides written notice of termination at least 180 days prior to the end of the then current term. In the event that Hyatt Place Hotel Master Tenant terminates the Hyatt Place Hotel Management Agreement for any reason other than the Property Manager’s default, Hyatt Place Hotel Master Tenant will pay Property Manager a termination fee equal to the base management fee estimated to be earned by the Property Manager for the remaining term of the Hyatt Place Hotel Management Agreement, as adjusted for inflation and other factors; provided, however that so long as the Hyatt Place Hotel Loan remains outstanding, Hyatt Place Hotel Master Tenant may terminate the Hyatt Place Hotel Management Agreement at any time upon 30 days prior notice without paying any termination fee.

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

The Residence Inn Property was sold on August 23, 2012 as described in Note 11, Discontinued Operations

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2013

(unaudited)

Note Joint Venture

As discussed in Note 4, as of June 30, 2013, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of June 30, 2013, there were 1,966,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate. On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares of restricted stock upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the Independent Directors Compensation Plan as of June 30, 2012. On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares of restricted stock pursuant to the Independent Directors Compensation Plan. On August 14, 2012, the date of the 2012 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of June 30, 2013, a total of 33,750 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $21,349 and $22,616 for the three months ended June 30, 2013 and 2012, respectively, and $56,031 and $39,269 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there were 1,875 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, which were granted August 14, 2012. The remaining unrecognized compensation expense of $234 will be recognized during the third quarter of 2013.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2013 and year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2012	5,625	$10.00
Shares granted on May 9, 2012	5,000	10.00
Shares granted on August 14, 2012	7,500	10.00
Shares vested	(8,750)	10.00
Shares forfeited	(1,250)	10.00

Balance of non-vested shares as of December 31, 2012	8,125	10.00
Shares granted	—	—
Shares vested	(6,250)	10.00
Shares forfeited	—	—
Balance of non-vested shares as of June 30, 2013	1,875	$10.00

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)
10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2013, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Property improvement plan	$1,315,870	$1,315,870
Real estate taxes	175,708	177,423
Insurance	52,729	27,207
Hotel furniture and fixtures	150,513	71,980
Total restricted cash	$1,694,820	$1,592,480

Management Fees

Under a management agreement with an unaffiliated third party existing at June 30, 2012 (the “Management Agreement”), Master Tenant paid a monthly property management fee totaling $65,315 for the three months ended June 30, 2012, respectively, and $125,188 for the six months ended June 30, 2012, which amount equaled 7.0% of the Residence Inn Property’s gross revenues (as defined in the RI Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the RI Management Agreement). The Management Agreement was terminated in August, 2012 in connection with the sale of the Residence Inn Property, as described in Note 11 below.

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

June 30, 2013

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

The following table shows the revenues and expenses of the above-described discontinued operations

	Three months ended June,		Six months ended June,
	2013	2012	2013	2012

Revenue
Room revenue	$—	$919,891	$—	$1,761,876
Other hotel revenue	—	13,193	—	26,550
Total hotel revenue	—	933,084	—	1,788,426

Expenses
Hotel operating expenses	—	612,137	—	1,212,607
Property taxes, insurance and other	—	53,606	—	106,479
Depreciation	—	80,844	—	145,737
Total expenses	—	746,587	—	1,464,823

Hotel operating income	—	186,497	—	323,603

Interest expense and amortization of deferred loan costs	—	89,247	—	178,795

Operating income from discontinued operations	—	97,250	—	144,808
Income tax expense	—	(27,800)	—	(36,500)
Total income from discontinued operations	$—	$69,450	$—	$108,308

12. Income Taxes

The Residence Inn TRS, the Woodlands TRS and the Hyatt Place Hotel TRS are C-Corporations for federal income tax purposes and use the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than the Residence Inn TRS, the Woodlands TRS and the Hyatt Place Hotel TRS) for the three and six months ended June 30, 2013 and 2012 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRS’s had no deferred tax liabilities as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company had no operating loss carry-forwards.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

The income tax expense for the three months and six months ended June 30, 2013 and 2012 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Current expense	$42,100	$16,900	$63,100	$27,000
Deferred expense	—	10,900	—	9,500
Total expense, net	$42,100	$27,800	$63,100	$36,500

Federal	$35,000	$23,200	$56,000	$29,400
State	7,100	4,600	7,100	7,100
Total tax expense	$42,100	$27,800	$63,100	$36,500

The reconciliation of Federal statutory and effective income tax rates for the Residence Inn TRS, the Woodlands TRS and the Hyatt Place Hotel TRS which apply to its income before income taxes of $109,000 and $77,000 for the three months ended June 30, 2013 and 2012, respectively, and $174,000 and $118,000 for the six months ended June 30, 2013 and 2012, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Statutory federal rate	32%	30%	32%	25%
State taxes	7%	6%	4%	6%
Total	39%	36%	36%	31%

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. On October 12, 2012, the SEC declared effective the registration statement for the Company’s follow-on offering and the Company terminated its initial public offering. The Company issued 1,126,253 shares of the Company’s common stock in the Company’s initial public offering, including 29,582 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $10,966,713. As of August 9, 2013, the Company had accepted investors’ subscriptions for, and issued 2,314,044 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 56,688 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $22,573,562.

Distributions Declared

On June 30, 2013 the Company declared a distribution in the aggregate amount of $140,324, of which $106,790 was paid in cash on July 15, 2013 and $33,534 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On July 31, 2013, the Company declared a distribution in the aggregate amount of $153,199 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on August 15, 2013.

Property Acquisition

On July 2, 2013, the Company acquired fee simple title to the Hyatt Place hotel property located in North Charleston, South Carolina (the “Charleston Hotel”), from an unaffiliated third party seller, for an aggregate purchase price of $11,800,000, excluding acquisition costs. The Company financed the acquisition of the Charleston Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Charleston Hotel.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(unaudited)

Opened in June 2010, the Charleston Hotel features 113 guestrooms, designed to accommodate extended visits with space for work, study and entertainment. The guestrooms at the Charleston Hotel feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace. Other amenities at the Charleston Hotel include Wi-Fi internet access throughout the hotel, heated indoor pool, and 24/7 guest kitchen and bakery café. Charleston was voted for the second consecutive year, “Top City in the U.S.” in the 2012 Condé Nast Traveler Readers’ Choice Awards, based on six categories: Atmosphere & Ambiance, Culture & Sites, Friendliness, Lodging, Restaurants and Shopping.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Moody National REIT I, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I, Inc., a Maryland corporation, and, as required by context, Moody National Operating Partnership I, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing public offering;

●	our ability to effectively deploy the proceeds raised in our public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets on terms that are favorable to us;

●	adverse developments affecting our sponsor and its affiliates;

●	a decrease in the level of participation in our distribution reinvestment plan;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

●	the availability of capital;

●	interest rates; and

●	changes to generally accepted accounting principles, or GAAP.

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

On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On October 12, 2012, our follow-on offering was declared effective by the SEC and we terminated our initial public offering and commenced our follow-on offering. As of June 30, 2013, we had accepted investors’ subscriptions for, and issued, 2,147,978 shares of our common stock in our initial public offering and follow-on offering, including 53,158 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $20,948,197.

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

As of June 30, 2013, our portfolio consisted of three investments: (1) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel; (2) the Woodlands property, a 91-room hotel situated on approximately 216,849 square foot (4.98 acre) parcel of land in The Woodlands, Texas, and (3) the Hyatt Place hotel, a 127-guestroom hotel property located in Germantown, Tennessee.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs until we reach sustainable profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in our continuous public offering, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on room rates for hotels. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Market Outlook

The 2007-2009 recession in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of an interest in the Residence Inn property, a hotel property located in Atlanta, Georgia, on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our continuous public offering, including those offered for sale through our distribution reinvestment plan, and through the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 and 2012 was $592,218 and $174,174, respectively. This increase was primarily due to an increase in depreciation expense combined with a reduction in cash used for working capital.

Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $3,748,292 and $381,271, respectively. For the six months ended June 30, 2013, the cash used in investing activities was comprised of additions to hotel properties of $3,500,000, earnest money and deposits of $245,000 and an increase in restricted cash of $102,340 offset by repayments of a mortgage note receivable of $99,048.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $6,086,420 and $2,326,130, respectively. For the six months ended June 30, 2013, the cash provided by financing activities consisted primarily of offering proceeds of $8,135,784, which was used to fund $1,159,606 in offering costs and $483,974 for the payment of dividends.

Cash and Cash Equivalents

As of June 30, 2013, we had cash on hand of $5,640,447.

Debt

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2013, our debt levels did not exceed 300% of the value of our net assets.

As of June 30, 2013, our outstanding indebtedness totaled $25,471,364, which consisted of $10,841,306 outstanding on the financing obtained in connection with the acquisition of the Hyatt Place note, $6,839,776 outstanding on the financing obtained in connection with the acquisition of the Woodlands property and $7,790,282 outstanding on the financing obtained in connection with the acquisition of the Hyatt Place hotel.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2013:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Long-term debt obligations(1)	$25,471,364	$287,772	$1,216,477	$7,519,185	$16,447,930

Interest payments on outstanding debt obligations(2)	5,961,430	541,852	2,102,012	1,620,847	1,696,719

Purchase obligations(3)	—	—	—	—	—

Total	$31,432,794	$829,624	$3,318,489	$9,140,032	$18,144,649

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2013.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2013.

Organization and Offering Costs

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in a public offering. Organization costs were $28,083 for our initial public offering. Total offering costs for our initial public offering, which terminated on October 12, 2012, were $4,132,374. As of June 30, 2013, total offering costs for our follow-on offering were $1,931,607. Offering costs of $946,944 and $1,005,176 were incurred directly by us for our initial public offering and follow-on offering, respectively. We have reimbursed our advisor for $28,083 in organization costs and $742,134 in offering costs for our initial public offering and $922,324 in offering costs for our follow-on offering. We have a $396,681 receivable from our advisor for offering costs related to our follow-on offering, which is recorded as an offset to additional paid-in capital. $2,443,296 in offering costs related to our initial public offering is not our liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of our shares of common stock in our completed initial public offering. As of June 30, 2013, $400,788 in offering costs related to our follow-on offering is not our liability because such costs exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering.

Operating Expenses

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the “2%/25% limitation.” Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2013, our total operating expenses were $746,813, which included $143,628 in operating expenses incurred directly by us and $603,185 incurred by our advisor on our behalf. Of the $746,813 in total operating expenses incurred during the four fiscal quarters ended June 30, 2013, $283,182 exceeded the 2%/25% limitation and is not our obligation. Additionally, our advisor has incurred $3,019,197 in operating expenses on our behalf prior to the four fiscal quarters ended June 30, 2013. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all expenses reimbursable to our advisor for the nine fiscal quarters ended June 30, 2013 to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during such waiver period will be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed by our advisor were $1,543,338 as of June 30, 2013.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our joint venture interest in the Residence Inn property. As of June 30, 2012, we owned the joint venture interest in the Residence Inn property and the Hyatt Place note. As of June 30, 2013, we owned the joint venture interests in the Hyatt Place note, the Woodlands property and the Hyatt Place hotel. Because we sold our interest in the Residence Inn property on August 23, 2012, acquired the Woodlands property on November 8, 2012 and acquired the Hyatt Place hotel on April 9, 2013, our results of operations for the three and six months ended June 30, 2013 are not directly comparable to those for the three and six months ended June 30, 2012. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As a result of the sale of the Residence Inn property, the revenues and expenses of the Residence Inn property are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented and are discussed below separately.

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012

Revenue

Total revenue increased to $1,955,416 for the three months ended June 30, 2013 from $165,575 for the three months ended June 30, 2012. Total hotel revenue was $1,792,378 for the quarter ended June 30, 2013 and was related to revenue from the Woodlands property and the Hyatt Place hotel. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $163,038 for the quarter ended June 30, 2013 from $165,575 for the quarter ended June 30, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands property and Hyatt Place hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $1,033,914 for the quarter ended June 30, 2013. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $114,097 for the three months ended June 30, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Depreciation and Amortization

Depreciation and amortization expense was $236,612 for the three months ended June 30, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Acquisition Expenses

Property acquisition expenses were $410,520 for the three months ended June 30, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $39,348 for the three months ended June 30, 2012 to $56,827 for the three months ended June 30, 2013. These general and administrative expenses consisted primarily of restricted stock compensation. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

In order to partially finance the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280. In connection with the acquisition of the Woodlands property, we assumed a loan with a principal balance of $6,911,422 at the date of closing. We borrowed $7,800,000 to partially finance the purchase of the Hyatt Place hotel. During the quarters ended June 30, 2013 and 2012, we incurred interest expense of $272,880 and $87,646, respectively, related to this debt, including amortization of deferred loan costs of $9,125 and $2,668, respectively. This increase in interest expense was due to the fact that we purchased the Woodlands property on November 8, 2012 and the Hyatt Place hotel on April 9, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from Discontinued Operations

Total income from discontinued operations was $69,450 for the quarter ended June 30, 2012, which related to our interest in the Residence Inn property, which we sold on August 12, 2012. Total income from discontinued operations was $0 for the three months ended June 30, 2013.

Net Income (Loss)

We had a net loss of $211,534 for the three months ended June 30, 2013 compared to a net income of $108,031 for the three months ended June 30, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $19,895 and $37,400 for the three months ended June 30, 2013 and 2012, respectively, and income (loss) attributable to a noncontrolling interest in common operating partnership units of $(13) and $13 for the three months ended June 30, 2013 and 2012, respectively, net income (loss) attributable to us was $(231,416) and $70,618 for the three months ended June 30, 2013 and 2012, respectively.

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012

Revenue

Total revenue increased to $3,024,543 for the six months ended June 30, 2013 from $329,968 for the six months ended June 30, 2012. Total hotel revenue was $2,701,353 for the six months ended June 30, 2013 and was related to revenue from the Woodlands property and the Hyatt Place hotel. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $323,190 for the six months ended June 30, 2013 from $329,968 for the six months ended June 30, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands property and Hyatt Place hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $1,534,041 for the six months ended June 30, 2013. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $167,397 for the six months ended June 30, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Depreciation and Amortization

Depreciation and amortization expense was $350,637 for the six months ended June 30, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Acquisition Expenses

Property acquisition expenses were $442,054 for the six months ended June 30, 2013. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $73,562 for the six months ended June 30, 2012 to $94,872 for the six months ended June 30, 2013. These general and administrative expenses consisted primarily of restricted stock compensation. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

In order to partially finance the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280. In connection with the acquisition of the Woodlands property, we assumed a loan with a principal balance of $6,911,422 at the date of closing. We borrowed $7,800,000 to partially finance the purchase of the Hyatt Place hotel. During the six months ended June 30, 2013 and 2012, we incurred interest expense of $465,669 and $175,876, respectively, related to this debt, including amortization of deferred loan costs of $16,409 and $5,336, respectively. This increase in interest expense was due to the fact that we purchased the Woodlands property on November 8, 2012 and the Hyatt Place hotel on April 9, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from Discontinued Operations

Total income from discontinued operations was $108,308 for the six months ended June 30, 2012, which related to the Residence Inn property, which was sold on August 12, 2012. Total income from discontinued operations was $0 for the six months ended June 30, 2013.

Net Income (Loss)

We had a net loss of $93,227 for the six months ended June 30, 2013 compared to net income of $188,838 for the six months ended June 30, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $39,181 and $66,841 for the six months ended June 30, 2013 and 2012, respectively, and income (loss) attributable to a noncontrolling interest in common operating partnership units of $(4) and $27 for the six months ended June 30, 2013 and 2012, respectively, net income (loss) attributable to common shareholders was $(132,404) and $121,970 for the six months ended June 30, 2013 and 2012, respectively.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 29, 2013. There have been no significant changes to our accounting policies during 2013.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of June 30, 2013, our only investments consisted of the Woodlands property, the Hyatt Place hotel and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

REIT Compliance

To continue to qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distributions

On May 20, 2010, we initially authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of our interest in the Residence Inn property, which occurred on May 27, 2010. The distributions, as approved by our board of directors on a quarterly basis, (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month; and (3) are calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the six months ended June 30, 2013 and 2012:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Total	$204,820	$62,579	$267,399

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Total	$483,974	$162,384	$646,358

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $267,399 in aggregate distributions in the first two quarters of 2012 which was comprised of $204,820 in cash distributions and $62,579 in shares issued pursuant to our distribution reinvestment plan. We paid $646,358 in aggregate distributions for the first two quarters of 2013, which was comprised of $483,974 in cash distributions and $162,384 shares issued pursuant to our distribution reinvestment plan. For the six months ended June 30, 2012 and 2013, we had cash provided by operating activities of $174,174 and $592,218, respectively.

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

 The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30		Six months ended June 30,
	2013	2012	2013	2012
Net Income (Loss)	$(211,534)	$108,031	$(93,227)	$188,838
Adjustments:
Depreciation of real estate assets	236,612	80,844	350,637	145,737
Adjustments for noncontrolling interests	(19,895)	(57,612)	(39,181)	(103,277)
Funds from Operations	5,183	131,263	218,229	231,298
Adjustments:
Stock/unit-based compensation	21,349	22,616	56,031	39,269
Amortization of deferred loan costs	9,125	9,363	16,409	18,726
Property acquisition expense	410,520	—	442,054	—
Adjustments for noncontrolling interests	(685)	(2,359)	(1,363)	(4,718)
Modified Funds from Operations	$445,492	$160,883	$731,360	$284,575

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into a joint venture arrangement with affiliates of our advisor in connection with the acquisition of the Hyatt Place note. See Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of our common stock on April 15, 2009. On October 12, 2012, the SEC declared the registration statement for our follow-on offering effective and we terminated our initial public offering. We issued 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of $10,966,713. As of August 9, 2013, we had accepted investors’ subscriptions for, and issued 2,314,044 shares of our common stock in our initial public offering and follow-on offering, including 56,688 shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds to us of $22,573,562.

Distributions Declared

On June 30, 2013, we declared a distribution in the aggregate amount of $140,324, of which $106,790 was paid in cash on July 15, 2013 and $33,534 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On July 31, 2013, we declared a distribution in the aggregate amount of $153,199, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares of our common stock on August 15, 2013.

Property Acquisition

On July 2, 2013, we acquired fee simple title to the Hyatt Place hotel property located in North Charleston, South Carolina, or the Charleston Hotel, from an unaffiliated third party seller, for an aggregate purchase price of $11,800,000, excluding acquisition costs. We financed the acquisition of the Charleston Hotel with proceeds from our ongoing public offering and approximately $7,800,000 of indebtedness secured by the Charleston Hotel.

Opened in June 2010, the Charleston Hotel features 113 guestrooms, designed to accommodate extended visits with space for work, study and entertainment. The guestrooms at the Charleston Hotel feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace. Other amenities at the Charleston Hotel include Wi-Fi internet access throughout the hotel, heated indoor pool, and 24/7 guest kitchen and bakery café. Charleston was voted for the second consecutive year, “Top City in the U.S.” in the 2012 Condé Nast Traveler Readers’ Choice Awards, based on six categories: Atmosphere & Ambiance, Culture & Sites, Friendliness, Lodging, Restaurants and Shopping.

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

As of June 30, 2013, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of June 30, 2013, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of June 30, 2013, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and six months ended June 30, 2013 and 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2013, we did not repurchase any of our securities.

During the six months ended June 30, 2013, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333--150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock, was declared effective by the SEC and our initial public offering automatically terminated. We issued a total of 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of $10,966,713. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of June 30, 2013, we had accepted subscriptions for, and issued, 1,021,725 shares of our common stock in our follow-on offering, including 23,577 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $9,981,484.

As of June 30, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$946,955	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	583,864	Actual
Total expenses	$1,530,819

Through June 30, 2013, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $8,450,665, excluding $223,978 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of June 30, 2013, we had used $3,500,000 of the net proceeds from our follow-on offering to purchase the Hyatt Place hotel and $245,000 to make earnest money and other deposits related to our acquisition of the Charleston Hotel. For more information regarding how we used our net offering proceeds through June 30, 2013, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Fee and Expense Waiver Letter

On June 21, 2013, we entered into a fee and expense waiver letter with our advisor whereby our advisor waived all expenses reimbursable to our advisor for the nine fiscal quarters ended June 30, 2013, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf. Additionally, our advisor waived the asset management fee payable by us pursuant to our advisory agreement with our advisor for the months of February 2012 and March 2012 and May 2012 through June 2013.

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

3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Fee and Expense Waiver Agreement, dated June 21, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.2	Assignment and Assumption of Purchase Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC

10.3	Hotel Lease Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC

10.4	Hyatt Place Hotel Franchise Agreement, dated April 9, 2013, by and between Hyatt Place Franchising, L.L.C. and Moody National HP G-Town MT, LLC

10.5	Guaranty and Assumption of Obligations, dated April 9, 2013, by Moody National REIT I, Inc. in favor of Hyatt Place Franchising, L.L.C.

10.6	Hotel Management Agreement, dated April 9, 2013, by and between Moody National HP G-Town MT, LLC and Moody National Hospitality Management, LLC

10.7	Promissory Note, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC

10.8	Loan Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 9, 2013, by and among Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC

10.10	Assignment of Leases and Rents, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC

10.11
Assignment of Management Agreement and Subordination of Management Fees, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Moody National Hospitality Management, LLC in favor of Ladder Capital Finance, LLC

10.12	Guaranty of Recourse Obligations, dated April 9, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC

10.13	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

10.14	Agreement of Purchase and Sale, dated April 23, 2013, by and between Naman Ashley I, LLC and Moody National REIT I, Inc.

10.15	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: August 14, 2013	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and
President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Robert W. Engel
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

3.3
Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2
Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1
Fee and Expense Waiver Agreement, dated June 21, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.2	Assignment and Assumption of Purchase Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC

10.3	Hotel Lease Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC

10.4	Hyatt Place Hotel Franchise Agreement, dated April 9, 2013, by and between Hyatt Place Franchising, L.L.C. and Moody National HP G-Town MT, LLC

10.5	Guaranty and Assumption of Obligations, dated April 9, 2013, by Moody National REIT I, Inc. in favor of Hyatt Place Franchising, L.L.C.

10.6	Hotel Management Agreement, dated April 9, 2013, by and between Moody National HP G-Town MT, LLC and Moody National Hospitality Management, LLC

10.7	Promissory Note, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC

10.8	Loan Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 9, 2013, by and among Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC

10.10	Assignment of Leases and Rents, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC

10.11
Assignment of Management Agreement and Subordination of Management Fees, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Moody National Hospitality Management, LLC in favor of Ladder Capital Finance, LLC

10.12	Guaranty of Recourse Obligations, dated April 9, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC

10.13	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

10.14	Agreement of Purchase and Sale, dated April 23, 2013, by and between Naman Ashley I, LLC and Moody National REIT I, Inc.

10.15	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document