Form 10-Q
period 2013-09-30
Moody National REIT I, Inc.
filed 2013-11-14
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large Accelerated filer☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 11, 2013, there were 2,907,177 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Investment in hotel properties, net	$34,343,381	$11,942,238
Cash and cash equivalents	3,788,942	2,710,101
Restricted cash	2,033,929	1,592,480
Accounts receivable, net of allowance of $10,000 and $3,000, respectively	147,826	77,123
Mortgage note receivable	12,320,620	12,468,400
Earnest money and deposits	145,000	—
Prepaid expenses	164,615	107,684
Deferred costs, net of accumulated amortization of $54,527 and $20,564, respectively	430,556	188,219

Total Assets	$53,374,869	$29,086,245

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$33,112,648	$17,904,671
Accounts payable and accrued expenses	1,173,362	387,566
Due to related parties	108,797	—
Dividends payable	163,255	91,381

Total Liabilities	34,558,062	18,383,618

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 2,524,512 and 1,373,279 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	25,245	13,733
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	21,053,479	11,165,565
Distributions in excess of net income	(2,742,083)	(945,049)
Total stockholders’ equity	18,336,641	10,234,249
Noncontrolling interest - 100 common units of the Operating Partnership	801	883
Noncontrolling interest in consolidated joint venture	478,365	466,495

Total Equity	18,815,807	10,701,627

TOTAL LIABILITIES AND EQUITY	$53,374,869	$29,086,245

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue
Room revenue	$2,392,175	$—	$5,001,786	$—
Other hotel revenue	92,786	—	184,528	—
Total hotel revenue	2,484,961	—	5,186,314	—
Interest income from note receivable	160,633	163,171	483,823	493,139
Total revenue	2,645,594	163,171	5,670,137	493,139

Expenses
Hotel operating expenses	1,588,308	—	3,137,949	—
Property taxes, insurance and other	175,051	—	342,448	—
Depreciation and amortization	424,346	—	774,983	—
Property acquisition	448,638	—	890,692	—
Corporate general and administrative	126,879	29,214	206,151	102,776

Total expenses	2,763,222	29,214	5,352,223	102,776

Operating Income (Loss)	(117,628)	133,957	317,914	390,363

Interest expense and amortization of deferred loan costs	386,485	88,003	852,154	263,879

Income (loss) before income tax expense	(504,113)	45,954	(534,240)	126,484
Income tax expense (benefit)	(32,500)	—	30,600	—
Income (loss) from continuing operations	(471,613)	45,954	(564,840)	126,484

Income from discontinued operations	—	905,524	—	1,013,832

Net Income (Loss)	(471,613)	951,478	(564,840)	1,140,316
Income attributable to noncontrolling interest in consolidated joint ventures	(19,287)	(245,681)	(58,468)	(312,522)

(Income) loss attributable to noncontrolling interest in common operating partnership units	18	(83)	22	(110)
Net income (loss) attributable to common shareholders	$(490,882)	$705,714	$(623,286)	$827,684
Per-share information – basic and diluted:
Income (loss) from continuing operations	$(0.20)	$0.04	$(0.29)	$0.15
Income from discontinued operations	$—	$0.85	$—	$1.20
Net income (loss) attributable to common shareholders	$(0.21)	$0.66	$(0.32)	$0.98
Dividends declared	$0.20	$0.20	$0.60	$0.60
Weighted average shares outstanding	2,372,963	1,067,317	1,962,055	842,956

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine months ended September 30, 2013

(Unaudited)

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Net Income	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity
Balance at January 1, 2013	1,373,279	$13,733	—	$—	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627
Issuance of common stock and operating partnership units, net of offering costs	1,115,304	11,153	—	—	9,910,216	—	—	—	—	9,921,369
Offering costs advanced to related parties	—	—	—	—	(359,664)	—	—	—	—	(359,664)
Issuance of common stock pursuant to dividend reinvestment plan	28,429	284	—	—	269,795	—	—	—	—	270,079
Stock-based compensation expense	7,500	75	—	—	67,567	—	—	—	—	67,642
Net income (loss)	—	—	—	—	—	(623,286)	—	(22)	58,468	(564,840)
Dividends and distributions declared	—	—	—	—	—	(1,173,748)	—	(60)	(46,598)	(1,220,406)
										—
Balance at September 30, 2013	2,524,512	$25,245	—	$—	$21.053.479	$(2,742,083)	100	$801	$478,365	$18,815,807

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(564,840)	$1,140,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	774,983	172,629
Amortization of deferred loan costs	27,731	100,221
Stock-based compensation	67,642	64,633
Deferred income benefit	—	(36,700)
Gain on disposition of hotel property	—	(1,350,185)
Changes in operating assets and liabilities
Accounts receivable	(70,703)	50,332
Prepaid expenses and other assets	(56,931)	(149,445)
Accounts payable and accrued expenses	785,796	342,767
Due to related parties	108,797	(28,254)
Net cash provided by operating activities	1,072,475	306,314
Cash flows from investing activities
Net proceeds from the sale of real estate	—	3,062,879
(Increase) decrease in restricted cash	(441,449)	931,237
Earnest money and deposits	(145,000)	(412,200)
Repayments of mortgage note receivable	147,780	138,466
Additions to hotel properties	(7,570,194)	(256,615)
Net cash used in investing activities	(8,008,863)	3,463,767
Cash flows from financing activities
Proceeds from issuance of common stock	11,153,036	5,469,023
Offering costs	(1,591,331)	(1,271,763)
Dividends paid	(831,855)	(353,347)
Repayments of notes payable	(392,023)	(443,535)
Payments of deferred costs	(276,000)	—
Distributions to noncontrolling interest in joint venture	(46,598)	(901,477)
Net cash provided by financing activities	8,015,229	2,498,901

Net change in cash and cash equivalents	1,078,841	6,268,982
Cash and cash equivalents at beginning of period	2,710,101	1,066,890
Cash and cash equivalents at end of period	$3,788,942	$7,335,872
Supplemental Cash Flow Information Interest paid	$803,906	$902,292
Income taxes paid	$—	$171,625
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$591,136	$284,674
Note payable to finance acquisition of hotel property	$15,600,000	$—
Issuance of common stock from dividend reinvestment plan	$270,079	$115,429
Accrued dividend payable	$163,255	$74,193

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

On May 2, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On April 15, 2009, the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering. The Company offered shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share. On October 12, 2012, the Company terminated its initial public offering and commenced its follow-on public offering (discussed below). As of the termination of its initial public offering on October 12, 2012, the Company had accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in offering proceeds of $10,966,713.

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company terminated its initial public offering and commenced the follow-on offering. As of September 30, 2013, the Company had accepted subscriptions for, and issued, 2,461,040 shares of common stock in the Company’s initial public offering and follow-on offering, including 64,495 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $23,965,450.

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

As of September 30, 2013, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Grapevine Property”); (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Hotel”); (3) a 127-guestroom hotel property located in Germantown, Tennessee, commonly known as the Germantown Hotel - Germantown (the “Germantown Hotel”); and (4) a 113-guestroom hotel property located in North Charleston, South Carolina, commonly known as the Hyatt Place - North Charleston (the “Charleston Hotel”). The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”). The Company sold the Residence Inn Property to a third-party buyer on August 23, 2012.

The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company and an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an amended and restated advisory agreement (the “Advisory Agreement”) by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and Advisor.

Substantially all of the Company’s business is conducted through the OP. The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody National LPOP I, LLC (“Moody LPOP”) and Moody OP Holdings I, LLC (“Moody Holdings”), each an affiliate of the Sponsor. Moody LPOP invested $1,000 in the OP in exchange for common units in the OP and Moody Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of its public offering to the OP as a capital contribution.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company presents its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as outlined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

The Company’s condensed consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany profits, balances and transactions are eliminated in consolidation.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The Company’s condensed consolidated financial statements include the accounts of its consolidated subsidiaries when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of September 30, 2013.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 29, 2013.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

As of September 30, 2013, total offering costs were $4,132,374 for the initial public offering and $2,416,630 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $1,306,901 were incurred directly by the Company for the initial public offering and the follow-on offering, respectively. The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $1,052,324 in offering costs for the follow-on offering. The Company has a $359,664 receivable from Advisor for offering costs relating to the follow-on offering, which is recorded as an offset to additional paid-in capital. $2,443,296 in offering costs related to the initial public offering is not a liability of the Company because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. As of September 30, 2013, $417,069 in offering costs related to the follow-on offering is not a liability of the Company because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of September 30, 2013.

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

Concentration of Credit Risk

As of September 30, 2013, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2013 and 2012.

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

September 30, 2013

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three and nine months ended September 30, 2013 or 2012.

Earnest money and deposits

Earnest money and deposits include an earnest money deposit for a property acquisition and a loan application fee.

Prepaid Expenses

Prepaid expenses include prepaid property insurance and estimated income tax payments.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $54,527 and $20,564 as of September 30, 2013 and December 31, 2012, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2013	$14,344	$11,344	$3,000
2014	57,005	45,005	12,000
2015	57,005	45,005	12,000
2016	56,356	44,356	12,000
Thereafter	245,846	111,666	134,180
Total	$430,556	$257,376	$173,180

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 7,500 and 11,250 shares as of September 30, 2013 and 2012, respectively, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive. Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Land	$5,260,000	$2,460,000
Buildings and improvements	26,943,194	8,960,000
Furniture, fixtures and equipment	2,967,000	580,000
Total cost	35,170,194	12,000,000
Accumulated depreciation	(826,813)	(57,762)
Investment in hotel properties, net	$34,343,381	$11,942,238

Residence Inn Property

On May 27, 2010, the Company acquired its joint venture interest in the Residence Inn Property through Moody National RI Perimeter JV, LLC (the “Perimeter Joint Venture”). The Company owned a 75% interest in the Perimeter Joint Venture through Moody National Perimeter REIT JV Member, LLC (the “Company JV Member”), a wholly-owned subsidiary of the OP. Moody National RI Perimeter TO, LLC (the “Moody JV Member”), a limited liability company wholly owned by Brett C. Moody, the Company’s Chairman and Chief Executive Officer, owned a 25% membership interest in the Perimeter Joint Venture. On May 27, 2010, Moody National RI Perimeter Holding, LLC, a wholly-owned subsidiary of the Perimeter Joint Venture (“RI Perimeter Holding”), acquired fee simple title to the Residence Inn Property by purchasing the interests held by twenty-seven tenant-in-common owners for an aggregate purchase price of $7,350,000, comprised of a cash payment to the Seller of $2,350,000 and the assumption and modification of $5,000,000 of existing indebtedness on the Residence Inn Property (as described in Note 5), plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the sellers. The Residence Inn Property was sold on August 23, 2012 as described in Note 11, Discontinued Operations.

Woodlands Hotel

On November 8, 2012, Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of the OP (“Moody Woodlands Holding”), acquired fee simple title to the Woodlands Hotel from third party sellers for an aggregate purchase price of $12,000,000, comprised of a cash payment to the sellers of $5,088,578 and the assumption and modification of an existing mortgage loan secured by the Woodlands Hotel with a principal balance as of the closing date of $6,911,422, plus closing costs. The purchase price of the Woodlands Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,460,000, $8,960,000, and $580,000, respectively. Acquisitions costs of $397,254 were incurred and expensed in connection with the acquisition of the Woodlands Hotel. The Company has recognized approximately $2,682,000 in revenues and $203,000 in net income for the Woodlands Hotel for the nine months ended September 30, 2013. In connection with the acquisition of the Woodlands Hotel, the Company formed a taxable REIT subsidiary (the “Woodlands TRS”).  Upon the closing of the acquisition of the Woodlands Hotel, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the Woodlands TRS (the “Woodlands Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Woodlands Master Tenant leases the Woodlands Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Woodlands Hotel pursuant to a Hotel Management Agreement with the Woodlands Master Tenant.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Germantown Hotel

On April 9, 2013, Moody National HP G-Town Holding, LLC, a wholly owned subsidiary of the OP (“Moody Germantown Holding”) acquired fee simple title to the Germantown Hotel from an unaffiliated third party seller for an aggregate purchase price of $11,300,000, excluding acquisition costs. The Company financed the acquisition of the Germantown Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Germantown Hotel. The purchase price of the Germantown Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,800,000, $8,300,000, and $1,200,000, respectively. Acquisitions costs of $410,520 were incurred and expensed in connection with the acquisition of the Germantown Hotel. The Company has recognized approximately $1,741,000 in revenues and a $314,000 net loss for the Germantown Hotel for the nine months ended September 30, 2013. In connection with the acquisition of the Germantown Hotel, the Company formed a taxable REIT subsidiary (the “Germantown Hotel TRS”).  Upon the closing of the acquisition of the Germantown Hotel, Moody National HP G-Town MT, LLC, a wholly owned subsidiary of the Germantown Hotel TRS (the “Germantown Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Germantown Master Tenant leases the Germantown Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Germantown Hotel pursuant to a Hotel Management Agreement with the Germantown Master Tenant.

Charleston Hotel

On July 2, 2013, Moody National HP N-Charles Holding, LLC, a wholly owned subsidiary of the OP (“Moody Charleston Holding”) acquired fee simple title to the Charleston Hotel from an unaffiliated third party seller for an aggregate purchase price of $11,800,000, excluding acquisition costs. The Company financed the acquisition of the Charleston Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Charleston Hotel. The purchase price of the Charleston Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,000,000, $9,613,000, and $1,187,000, respectively. Acquisitions costs of $448,639 were incurred and expensed in connection with the acquisition of the Charleston Hotel. The Company has recognized approximately $763,000 in revenues and a $476,000 net loss for the Charleston Hotel for the nine months ended September 30, 2013. In connection with the acquisition of the Charleston Hotel, the Company formed a taxable REIT subsidiary (the “Charleston Hotel TRS”).  Upon the closing of the acquisition of the Charleston Hotel, Moody National HP N-Charles MT, LLC, a wholly owned subsidiary of the Charleston Hotel TRS (the “Charleston Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Charleston Master Tenant leases the Charleston Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Charleston Hotel pursuant to a Hotel Management Agreement with the Charleston Master Tenant.

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2013 and 2012 is presented as if the Company acquired the Woodlands Hotel, Germantown Hotel and Charleston Hotel on January 1, 2012. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Woodlands Hotel, Germantown Hotel and Charleston Hotel on January 1, 2012, nor does it purport to represent the Company’s future operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$2,653,438	$2,609,883	$7,999,071	$7,753,491
Income (loss) from continuing operations	(471,445)	28,946	(513,994)	184,966
Total income from discontinued operations	—	905,524	—	1,013,832
Net Income (Loss)	(471,445)	934,470	(513,994)	1,198,798
Income (loss) attributable to common shareholders	(490,714)	688,706	(572,440)	886,166
Net income (loss) per common share, basic and diluted	$(0.21)	$0.65	$(0.29)	$1.05

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

4. Notes Receivable

As of September 30, 2013 and December 31 2012, notes receivable was $12,320,620 and $12,468,400, respectively.

Hyatt Place Note

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below. The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (the “Patriot Bank”), and is secured by a lien on the Grapevine Property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of September 30, 2013, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at September 30, 2013 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The Trust’s obligations under the Hyatt Place Note are secured by, among other things, (1) a Deed of Trust, Security Agreement and Financing Statement by the Trust for the benefit of Patriot Bank (the “Deed of Trust”) with respect to the Grapevine Property and (2) an Assignment of Rents by the Trust for the benefit of Patriot Bank (the “Assignment of Rents”) with respect to the Grapevine Property. On the Closing Date and effective as of the Effective Date, the Deed of Trust, the Assignment of Rents, the Hyatt Place Note and all other loan documents related to the Hyatt Place Note were assigned from Patriot Bank to the Note Joint Venture pursuant to an Assignment of Note and Liens by and between the Patriot Bank and the Note Joint Venture.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The estimated fair value of the Company’s notes receivable as of September 30, 2013 and December 31 2012 was $12,320,620 and $12,468,400, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2013, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of September 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following:

	Principal as of September 30, 2013	Principal as of December 31, 2012	Interest Rate at September 30, 2013	Maturity Date
Hyatt Place Note Acquisition Loan	$10,760,078	$11,003,658	3.00%	May 5, 2018
Woodlands Hotel Loan	6,809,592	6,901,013	6.00%	December 6, 2016
Germantown Hotel Loan	7,759,973	—	4.30%	May 6, 2023
Charleston Hotel Loan	7,783,005	—	5.193%	August 1, 2023
Total	$33,112,648	$17,904,671

The estimated fair value of the Company’s notes payable as of September 30, 2013 and December 31, 2012 was $33,112,648 and $17,904,671, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Residence Inn Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the Residence Inn TRS (the “Residence Inn Master Tenant,” and together with RI Perimeter Holding, the “Borrowers”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a secured loan in the aggregate principal amount of $5,000,000 (the “Residence Inn Loan”) from Citicorp North America, Inc.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

(“Citi”) to the Borrower pursuant to a loan agreement (the “Residence Inn Loan Agreement”). The entire unpaid principal balance of the Residence Inn Loan and all accrued and unpaid interest thereon was due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Residence Inn Loan accrued at a per annum rate equal to 6.50%. The Borrower made a monthly payment of interest only from the date of the Residence Inn Loan Agreement through the monthly payment due in June 2012. The Residence Inn Loan was paid in full upon sale of the Residence Inn Property on August 23, 2012. The Company paid a prepayment penalty in connection with payment of the Residence Inn Loan of $391,232, which is included in interest expense for the year ended December 31, 2012.

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

Hyatt Place Note Acquisition Note

In connection with the acquisition of the Hyatt Place Note, the Note Joint Venture borrowed $11,483,280 from Patriot Bank pursuant to the Acquisition Note and the Commercial Loan Agreement by and among Patriot Bank, the Note Joint Venture, Moody National Mortgage, Moody National Management, Moody National Realty Company, L.P. (“Moody National Realty”), an affiliate of the Sponsor, and Brett C. Moody (the “Loan Agreement”).

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note bears interest at a fixed rate of 3.00% which is equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the maximum rate permitted by law. Patriot Bank may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium. Principal payments of $82,724, $336,355, $346,730, $356,578, $368,423 and $9,269,268 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. As of September 30, 2013, there was $10,760,078 outstanding on the Acquisition Note.

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

September 30, 2013

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

Woodlands Loan

On November 8, 2012, Moody Woodlands Holding acquired fee simple title to the Woodlands Hotel from unaffiliated third party sellers for an aggregate purchase price of $12,000,000, comprised of (1) a cash payment to the sellers of $5,088,578 and (2) the Company’s assumption and modification of an existing mortgage loan secured by the Woodlands Hotel with an original principal amount of $7,500,000 (the “Woodlands Loan”) from U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (the “Woodlands Lender”).

In connection with the acquisition of the Woodlands Hotel, Moody Woodlands Holding assumed, as modified, the Woodlands Loan. As of November 8, 2012, the Woodlands Loan had an outstanding principle balance of $6,911,422.

The entire unpaid principal balance of the Woodlands Loan and all accrued and unpaid interest thereon will be due and payable in full on December 6, 2016. Interest on the outstanding principal balance of the Woodlands Loan will accrue at a per annum rate equal to 6.0%. In the event that, and so long as, any event of default has occurred and is continuing under the Woodlands Loan, the outstanding principal balance of the Woodlands Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 11.0%. In addition, in the event that any payment due under the Woodlands Loan is not made when due, Moody Woodlands Holding will pay a late charge in an amount equal to 5.0% of the amount of the overdue payment. Moody Woodlands Holding may, upon at least thirty days prior written notice, prepay the Woodlands Loan in full without penalty at any time following the date that is three months prior to the maturity date. In certain circumstances a prepayment of the Woodlands Loan will be subject to a prepayment penalty calculated in accordance with the promissory note evidencing the Woodlands Loan. Principal payments of $31,780, $130,908, $139,097 and $6,507,807 are due for the years 2013, 2014, 2015 and 2016, respectively. As of September 30, 2013, there was $6,809,592 outstanding on the Woodlands Loan.

The performance of the obligations of Moody Woodlands Holding under the Woodlands Loan are secured by, among other things, (1) a security interest in the Woodlands Hotel and other collateral granted to Woodlands Lender pursuant to a Deed of Trust and Security Agreement, (2) a security interest in all personal property, accounts, inventory and other collateral related to the Woodlands Master Tenant’s operation of the Woodlands Hotel granted to Woodlands Lender by Woodlands Master Tenant pursuant to a Security Agreement, (3) an assignment of the leases and rents of the Woodlands Hotel in favor of the Woodlands Lender by each of Moody Woodlands Holding and Woodlands Master Tenant, (4) an assignment of all of Woodlands Master Tenant’s right, title and interest in and to the property management agreement for the Woodlands Hotel and the subordination of all of the property manager’s rights and interests with respect to the Woodlands Hotel to the liens and interests of the Woodlands Lender pursuant to an Assignment and Subordination of Management Agreement, and (5) an absolute guaranty to pay, and agreement to indemnify the Woodlands Lender with respect to, certain of the obligations and liabilities of Moody Woodlands Holding under the Woodlands Loan granted, on a joint and several basis, by Brett C. Moody, the Company and the OP.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

In addition, pursuant to a Hazardous Substances Indemnity Agreement, Brett C. Moody, the Company, the OP and Moody Woodlands Holding (collectively, the “Indemnitors”) have agreed to jointly and severally indemnify and hold harmless the Woodlands Lender from and against any losses that the Woodlands Lender or the Woodlands Hotel may suffer or incur as a result of, among other things, (1) any violation of any environmental law related to or affecting the Woodlands Hotel or (2) the presence, release or threat of release of any hazardous, toxic or harmful substance on, in, under or affecting the Woodlands Hotel or it surroundings. Pursuant to the Hazardous Substances Indemnity Agreemen the Indemnitors also make certain covenants and agreements with respect to the Woodlands Hotel, including maintaining compliance with environmental laws and performing any necessary environmental remediation of the Woodlands Hotel.

Germantown Hotel Loan

On April 9, 2013, Moody Germantown Holding acquired fee simple title to the Germantown Hotel from unaffiliated third party sellers for an aggregate purchase price of $11,300,000. The Company financed the purchase price for the Germantown Hotel with (1) proceeds from the Company’s ongoing public offering and (2) a mortgage loan secured by the Germantown Hotel with an original principal amount of $7,800,000 (the “Germantown Hotel Loan”) from Ladder Capital Finance, LLC, a Delaware limited liability company (the “Germantown Hotel Lender”).

The entire unpaid principal balance of the Germantown Hotel Loan and all accrued and unpaid interest thereon will be due and payable in full on May 6, 2023. Interest on the outstanding principal balance of the Germantown Hotel Loan will accrue at a per annum rate equal to 4.30%. In the event that, and so long as, any event of default has occurred and is continuing under the Germantown Hotel Loan, the outstanding principal balance of the Germantown Hotel Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 10.5%. In addition, in the event that any principal, interest or any other amount due under the Germantown Hotel Loan is not paid when due, Moody Germantown Holding will pay upon demand a late charge in an amount equal to the lesser of (1) 5.0% of the amount of the overdue payment and (2) the maximum amount payable pursuant to applicable law. Moody Germantown Holding may, upon at least 30 days prior written notice, prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full without penalty at any time following the date that is three months prior to the maturity date. Any other voluntary prepayment of the Germantown Hotel Loan will be subject to a prepayment penalty calculated in accordance with the loan agreement. Principal payments of $31,567, $128,829, $134,559, $139,625, $146,754 and $7,178,639 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. As of September 30, 2013, there was $7,759,973 outstanding on the Germantown Hotel Loan.

The performance of the obligations of Moody Germantown Holding under the Germantown Hotel Loan are secured by, among other things, (1) a security interest in the Germantown Hotel and other collateral granted to Germantown Hotel Lender by Moody Germantown Holding pursuant to a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, (2) an assignment of the leases and rents of the Germantown Hotel in favor of the Germantown Hotel Lender by Moody Germantown Holding, and (3) an assignment of all of Germantown Master Tenant’s right, title and interest in and to the management agreement for the Germantown Hotel and the subordination of all of the Property Manager’s right to receive management fees and other rights and interests with respect to the Germantown Hotel to the liens and interests of the Germantown Hotel Lender pursuant to an Assignment of Management Agreement and Subordination of Management Fees. In addition, Brett C. Moody entered into a Guaranty of Recourse Obligations with respect to certain of Moody Germantown Holding’s liabilities and obligations under the Loan Agreement. Pursuant to the guaranty, Mr. Moody will indemnify and hold Germantown Hotel Lender harmless from and against any liabilities or losses imposed upon Germantown Hotel Lender as a result of, among other events (1) Moody Germantown Holding’s breach of any representation, warranty, covenant or indemnification provision in any loan document concerning environmental laws or hazardous substances, (2) material physical waste of the Germantown Hotel, (3) the commission of a criminal act by Moody Germantown Holding, Germantown Master Tenant or Mr. Moody, (4) any intentional material misrepresentation or gross negligence by Moody Germantown Holding, Germantown Master Tenant or Mr. Moody or any of their affiliates in connection with the Germantown Hotel Loan or the Germantown Hotel or (5) any material modification of the Hotel Lease without the Germantown Hotel Lender’s consent. The obligations of Moody Germantown Holding with respect to the Germantown Hotel Loan will become fully recourse to Mr. Moody, as guarantor, in certain circumstances, including (1) any act of fraud or willful misconduct by Moody Germantown Holding, Germantown Master Tenant or Mr. Moody or any of their affiliates in connection with the Germantown Hotel Loan or the Germantown Hotel, (2) in the event Moody Germantown Holding fails to make the first payment due under the Germantown Hotel Loan and (3) in the event Moody Germantown Holding or Germantown Master Tenant files a voluntary petition for bankruptcy or is the subject of an involuntary petition for bankruptcy.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

In addition, pursuant to an Environmental Indemnity Agreement, Brett C. Moody and Moody Germantown Holding have agreed to jointly and severally indemnify and hold harmless the Germantown Hotel Lender and its officers, directors, employees and agents, from and against any losses that the Germantown Hotel Lender may suffer or incur as a result of, among other things, (1) any presence of any hazardous substances at the Germantown Hotel or release of hazardous substances from the Germantown Hotel, and (2) any activity by the indemnitors or their respective affiliates or any tenant or occupant of the Germantown Hotel in connection with any treatment, storage, release, removal, handling, transfer or transportation to or from the Germantown Hotel of any hazardous substances.

Charleston Hotel Loan

On July 2, 2013, Moody Charleston Holding acquired fee simple title to the Charleston Hotel from unaffiliated third party sellers for an aggregate purchase price of $11,800,000. The Company financed the purchase price for the Charleston Hotel with (1) proceeds from the Company’s ongoing public offering and (2) a mortgage loan secured by the Charleston Hotel with an original principal amount of $7,800,000 (the “Charleston Hotel Loan”) from JP Morgan Chase Bank, National Association (the “Charleston Hotel Lender”)

The entire unpaid principal balance of the Charleston Hotel Loan and all accrued and unpaid interest thereon and all other amounts due under the Charleston Hotel Loan will be due and payable in full on August 1, 2023. Interest on the outstanding principal balance of the Charleston Hotel Loan will accrue at a per annum rate equal to 5.193%. In the event that, and so long as, any event of default has occurred and is continuing under the Charleston Hotel Loan, the outstanding principal balance of the Charleston Hotel Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 10.19%. In addition, in the event that any principal, interest or any other amount due under the Charleston Hotel Loan is not paid when due, Moody Charleston Holding will pay upon demand by Charleston Hotel Lender a late charge in an amount equal to the lesser of (1) 5.0% of the amount of the overdue payment and (2) the maximum amount payable pursuant to applicable law. Moody Charleston Holding may, upon at least thirty (30) days prior written notice, prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full (but not in part) without payment of any penalty or premium on any business day following the date that is three months prior to the maturity date. Any other voluntary prepayment of the Charleston Hotel Loan will be subject to a prepayment penalty calculated in accordance with the loan documents. Principal payments of $25,217, $107,751, $113,563, $118,553, $126,082 and $7,291,839 are due for the years 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. As of September 30, 2013, there was $7,783,005 outstanding on the Charleston Hotel Loan.

The performance of the obligations of Moody Charleston Holding under the Charleston Hotel Loan are secured by, among other things, (1) a security interest in the Charleston Hotel and other collateral granted to Charleston Hotel Lender by Moody Charleston Holding pursuant to a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, (2) the subordination in all respects of the Hotel Lease and all of the rights of Charleston Master Tenant under the Hotel Lease to the terms and conditions of the Charleston Hotel Loan in favor of Charleston Hotel Lender, pursuant to a Master Lease Subordination and Attornment Agreement, and (3) an assignment of all of Charleston Master Tenant’s right, title and interest in and to the property management agreement for the Charleston Hotel and the subordination of all of Property Manager’s right to receive management fees and other rights and interests with respect to the Charleston Hotel to the liens and interests of Charleston Hotel Lender pursuant to an Assignment of Management Agreement and Subordination of Management Fees.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The Company has agreed to unconditionally guarantee to Charleston Hotel Lender and its successors and assigns the payment and performance, as and when they become due and payable, of all obligations and liabilities of Moody Charleston Holding for which Moody Charleston Holding has personal liability pursuant to the Charleston Hotel Loan. In addition, Brett C. Moody has agreed to unconditionally guarantee to Charleston Hotel Lender and its successors and assigns the payment and performance, as and when they become due and payable, of (1) any loss, damage, cost, liability or other obligation incurred by Charleston Hotel Lender (including reasonable attorneys’ fees and expenses) arising out of or in connection with any fraud or intentional misrepresentation by Moody Charleston Holding, Charleston Master Tenant or Mr. Moody in connection with the Charleston Hotel Loan and (2) the payment of the entire outstanding balance of the Charleston Hotel Loan in the event Moody Charleston Holding or Charleston Master Tenant files a voluntary petition for bankruptcy or is the subject of an involuntary petition for bankruptcy or otherwise become subject to bankruptcy or insolvency laws.

Pursuant to an Environmental Indemnity Agreement, the Company and Moody Charleston Holding have agreed to jointly and severally indemnify and hold harmless Charleston Hotel Lender and its affiliates and their respective officers, directors, employees and agents, from and against any losses that Charleston Hotel Lender may suffer or incur as a result of, among other things, (1) any past or present presence, storage, release, production, treatment or transportation of hazardous substances at the Charleston Hotel or (2) any past, present or threatened non-compliance or violations of any environmental laws (or permits issued pursuant to any environmental law) in connection with the Charleston Hotel or operations thereon.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; 7,500 shares of restricted stock on August 14, 2012; and 7,500 shares of restricted stock on August 13, 2013. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation. As of September 30, 2013, the Company had issued 2,461,040 common shares in the Company’s public offerings, including 64,495 shares issued pursuant to the DRIP. As of September 30, 2013, there were a total of 2,524,512 shares of the Company’s common stock issued and outstanding.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The following table summarizes distributions paid in cash and pursuant to the DRIP for the nine months ended September 30, 2012 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Total	$353,347	$115,429	$468,776

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Total	$831,855	$270,079	$1,101,934

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at September 30, 2013 was $478,365, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,287 and $245,681 for the three months ended September 30, 2013 and 2012, respectively, and was $58,468 and $312,522 for the nine months ended September 30, 2013 and 2012, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of September 30, 2013, the Company had paid Moody Securities $746,368 and $958,334 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $286,523 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2013, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $1,110,000 related to the initial and follow-on offerings, respectively. As of September 30, 2012, total offering costs were $4,132,374 for the initial public offering and $2,416,630 for the follow-on offering. Organization costs were $28,083 for the initial public offering. Offering costs of $946,944 and $1,306,901 were incurred directly by the Company for the initial public offering and the follow-on offering, respectively. The Company has reimbursed Advisor for $28,083 in organization costs and $742,134 in offering costs for the initial public offering and $1,052,324 in offering costs for the follow-on offering. The Company has a $359,664 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to additional paid-in capital. $2,443,296 in offering costs related to the initial public offering is not a liability of the Company because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. As of September 30, 2013, $417,069 in offering costs related to the follow-on offering is not a liability of the Company because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. As of September 30, 2013, the Company had paid acquisition fees of $180,000, $169,500 and $177,000 to Advisor in connection with the acquisition of the Woodlands Hotel, the Germantown Hotel, and the Charleston Hotel, respectively, which were included in property acquisition expense. Advisor waived its acquisition fee in connection with the acquisition of both the Residence Inn Property and the Hyatt Place Note. As of September 30, 2013, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of September 30, 2013, the Company had paid $78,000 in debt financing fees to Advisor related to the Germantown Hotel and $78,000 in debt financing fees to Advisor related to the Charleston Hotel, respectively. Advisor waived its debt financing fee in connection with the financing of the Residence Inn Property, the Hyatt Place Note and the Woodlands Hotel.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended September 30, 2013 and 2012, the Company incurred asset management fees of $108,797 and $0, respectively, and for the nine months ended September 30, 2013 and 2012, the Company incurred asset management fees of $108,797 and $33,303, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

not exceed 6.0% of the contract sales price. As of September 30, 2013, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2013, total operating expenses of the Company were $843,592, which included $241,831 in operating expenses incurred directly by the Company and $601,761 incurred by Advisor on behalf of the Company. Of the $843,592 in total operating expenses incurred during the four fiscal quarters ended September 30, 2013, $203,379 exceeded the 2%/25% Limitation and is not an obligation of the Company. Additionally, Advisor has incurred $3,143,482 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended September 30, 2013. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all expenses reimbursable to Advisor for the ten fiscal quarters ended September 30, 2013 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further acknowledged that all expenses incurred directly by the Company and incurred by Advisor on the Company’s behalf during the waiver period shall be paid by Advisor on behalf of the Company. Total reimbursable expenses waived or assumed by Advisor were $1,666,199 as of September 30, 2013.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties. As of September 30, 2013, the Company had paid Property Manager management fees of $168,674 and accounting fees of $45,000 pursuant to the terms described below.

In connection with the acquisition of the Woodlands Hotel on November 8, 2012, the Property Manager was engaged by the Company to manage the Woodlands Hotel pursuant to a Hotel Management Agreement between the Property Manager and the Woodlands Master Tenant (the “Management Agreement”). Pursuant to the Management Agreement, Woodlands Master Tenant pays the Property Manager a monthly base management fee in an amount equal to 3.0% of the Woodlands Hotel’s gross operating revenues (as defined in the Management Agreement). In addition, the Property Manager receives a monthly $2,500 fee for providing centralized accounting services and is eligible to receive additional fees for technical, procurement or other services for the Woodlands Hotel to the extent Woodlands Master Tenant requests such services pursuant to the Management Agreement. The Management Agreement has an initial ten-year term, and thereafter will automatically renew for four consecutive five-year renewal terms unless either party provides written notice of termination at least 180 days prior to the end of the then current term. In the event that Woodlands Master Tenant terminates the Management Agreement for any reason other than the Property Manager’s default, Woodlands Master Tenant will pay Property Manager a termination fee equal to the base management fee estimated to be earned by the Property Manager for the remaining term of the Management Agreement, as adjusted for inflation and other factors; provided, however that so long as the Woodlands Loan remains outstanding, Woodlands Master Tenant may terminate the Management Agreement at any time upon 30 days prior notice without paying any termination fee.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

In connection with the acquisition of the Germantown Hotel on April 9, 2013, the Property Manager was engaged by the Company to manage the Germantown Hotel pursuant to a Hotel Management Agreement between the Property Manager and the Germantown Master Tenant (the “Germantown Hotel Management Agreement”). Pursuant to the Germantown Hotel Management Agreement, Germantown Master Tenant pays the Property Manager a monthly base management fee in an amount equal to 3.0% of the Germantown Hotel’s gross operating revenues (as defined in the Germantown Hotel Management Agreement). In addition, the Property Manager receives a monthly $2,500 fee for providing centralized accounting services and is eligible to receive additional fees for technical, procurement or other services for the Germantown Hotel to the extent Germantown Master Tenant requests such services pursuant to the Germantown Hotel Management Agreement. The Germantown Hotel Management Agreement has an initial ten-year term, and thereafter will automatically renew for four consecutive five-year renewal terms unless either party provides written notice of termination at least 180 days prior to the end of the then current term. In the event that Germantown Master Tenant terminates the Germantown Hotel Management Agreement for any reason other than the Property Manager’s default, Germantown Master Tenant will pay Property Manager a termination fee equal to the base management fee estimated to be earned by the Property Manager for the remaining term of the Germantown Hotel Management Agreement, as adjusted for inflation and other factors; provided, however that so long as the Germantown Hotel Loan remains outstanding, Germantown Master Tenant may terminate the Germantown Hotel Management Agreement at any time upon 30 days prior notice without paying any termination fee.

In connection with the acquisition of the Charleston Hotel on July 2, 2013, the Property Manager was engaged by the Company to manage the Charleston Hotel pursuant to a Hotel Management Agreement between the Property Manager and the Charleston Hotel Master Tenant (the “Charleston Hotel Management Agreement”). Pursuant to the Charleston Hotel Management Agreement, Charleston Hotel Master Tenant pays the Property Manager a monthly base management fee in an amount equal to 3.0% of the Charleston Hotel’s gross operating revenues (as defined in the Charleston Hotel Management Agreement). In addition, the Property Manager receives a monthly $2,500 fee for providing centralized accounting services and is eligible to receive additional fees for technical, procurement or other services for the Charleston Hotel to the extent Charleston Hotel Master Tenant requests such services pursuant to the Charleston Hotel Management Agreement. The Charleston Hotel Management Agreement has an initial ten-year term, and thereafter will automatically renew for four consecutive five-year renewal terms unless either party provides written notice of termination at least 180 days prior to the end of the then current term. In the event that Charleston Hotel Master Tenant terminates the Charleston Hotel Management Agreement for any reason other than the Property Manager’s default, Charleston Hotel Master Tenant will pay Property Manager a termination fee equal to the base management fee estimated to be earned by the Property Manager for the remaining term of the Charleston Hotel Management Agreement, as adjusted for inflation and other factors; provided, however that so long as the Charleston Hotel Loan remains outstanding, Charleston Hotel Master Tenant may terminate the Charleston Hotel Management Agreement at any time upon 30 days prior notice without paying any termination fee.

Perimeter Joint Venture

As discussed in Note 3, the Company owned a 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody, owned the other 25% membership interest in the Perimeter Joint Venture. Brett C. Moody also owned a 25% equity interest in Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary formed in connection with the acquisition of the Residence Inn Property (the “Residence Inn TRS”). Under the terms of the joint venture agreement, the Company JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital (the “Preferred Return”).  Once the Company JV Member received the Preferred Return, the Moody JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member received distributions in accordance with their respective percentage interests.

The Residence Inn Property was sold on August 23, 2012 as described in Note 11, Discontinued Operations.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

 Note Joint Venture

As discussed in Note 4, as of September 30, 2013, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of September 30, 2013, there were 1,958,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

 (unaudited)

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate. On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares of restricted stock upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the Independent Directors Compensation Plan as of March 31, 2012. On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares of restricted stock pursuant to the Independent Directors Compensation Plan. On August 14, 2012, the date of the 2012 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate, leaving a balance of 33,750 shares issued pursuant to the Independent Directors Compensation Plan as of September 30, 2012. On August 13, 2013, the date of the 2013 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of September 30, 2013, a total of 41,250 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $11,611 and $25,364 for the three months ended September 30, 2013 and 2012, respectively, and $67,642 and $64,633 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, which were granted on August 13, 2013. The remaining unrecognized compensation expense of $63,622 will be recognized during the fourth quarter of 2013 and the first, second and third quarters of 2014.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2013 and year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2012	5,625	$10.00
Shares granted on May 9, 2012	5,000	10.00
Shares granted on August 14, 2012	7,500	10.00
Shares vested	(8,750)	10.00
Shares forfeited	(1,250)	10.00

Balance of non-vested shares as of December 31, 2012	8,125	10.00
Shares granted on August 13, 2013	7,500	10.00
Shares vested	(8,125)	10.00
Shares forfeited	—	—
Balance of non-vested shares as of September 30, 2013	7,500	$10.00

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2013, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2012	December 31, 2012
Property improvement plan	$1,315,870	$1,315,870
Real estate taxes	361,305	177,423
Insurance	119,208	27,207
Hotel furniture and fixtures	237,546	71,980
Total restricted cash	$2,033,929	$1,592,480

Management Fees

Under a management agreement with an unaffiliated third party existing at September 30, 2012 (the “Residence Inn Management Agreement”), Residence Inn Master Tenant paid a monthly property management fee totaling $40,455 for the three months ended September 30, 2012 and $165,643 for the nine months ended September 30, 2012, which amount equaled 7.0% of the Residence Inn Property’s gross revenues (as defined in the Residence Inn Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Residence Inn Management Agreement). The Residence Inn Management Agreement was terminated in August, 2012 in connection with the sale of the Residence Inn Property, as described in Note 11 below.

11. Discontinued Operations

The historical operating results and gains from the disposition of certain assets, including operating properties sold, are required to be reflected in a separate section (“discontinued operations”) in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the Residence Inn Property through the Perimeter Joint Venture and the Residence Inn TRS are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

 (unaudited)

On August 14, 2012, Perimeter Holding, a wholly-owned subsidiary of the Perimeter Joint Venture and holder of fee simple title to the Residence Inn Property, and Residence Inn Master Tenant (together with Perimeter Holding, the “Seller”) entered into an agreement for the sale of the Residence Inn Property to a third party buyer for an aggregate purchase price of $9,150,000. Perimeter Holding originally purchased the Residence Inn Property for an aggregate purchase price of $7,350,000 plus closing costs, transfer taxes and certain payments to third parties in connection with fees incurred by the seller of the Residence Inn Property. The sale of the Residence Inn Property closed on August 23, 2012. Under the terms of the purchase agreement, the Seller and the buyer equally divided all escrow fees and sales and transfer taxes in connection with the sale of the Residence Inn Property, and all other closing costs were apportioned between the Seller and buyer. In connection with the sale of the Residence Inn Property, Residence Inn Master Tenant’s lease of the Residence Inn Property was terminated.

A portion of the proceeds from the sale of the Residence Inn Property were used to repay the $5,000,000 loan from Citi obtained to acquire the Residence Inn Property. In connection with the prepayment of the Residence Inn Loan, Seller paid $391,232 of the prepayment penalty and the buyer paid $291,232 of the prepayment penalty. In addition, the Seller paid Residence Inn by Marriott, LLC (“Marriott”) the $600,000 franchise termination fee payable pursuant to the management agreement with Marriott in connection with the termination of the management agreement. Advisor waived its disposition fee in connection with the sale of the Residence Inn Property.

The following table shows the revenues and expenses of the above-described discontinued operations

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue
Room revenue	$—	$568,452	$—	$2,330,328
Other hotel revenue	—	9,758	—	36,308
Total hotel revenue	—	578,210	—	2,366,636

Expenses
Hotel operating expenses	—	452,434	—	1,665,041
Property taxes, insurance and other	—	47,198	—	153,677
Depreciation	—	26,892	—	172,629
Total expenses	—	526,524	—	1,991,347

Hotel operating income	—	51,686	—	375,289

Interest expense and amortization of deferred loan costs	—	531,347	—	710,142

Operating income (loss) from discontinued operations	—	(479,661)	—	(334,853)
Gain on disposition of hotel property	—	1,350,185	—	1,350,185
Income tax (expense) benefit	—	35,000	—	(1,500)
Total income from discontinued operations	$—	$905,524	$—	$1,013,832

12. Income Taxes

The Residence Inn TRS, the Woodlands TRS, the Germantown Hotel TRS, and the Charleston Hotel TRS are C-Corporations for federal income tax purposes and use the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

 (unaudited)

No provision for income taxes has been made for the Company (other than the Residence Inn TRS, the Woodlands TRS, the Germantown Hotel TRS, and the Charleston Hotel TRS) for the three and nine months ended September 30, 2013 and 2012 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The Residence Inn TRS, the Woodlands TRS, the Germantown Hotel TRS, and the Charleston Hotel TRS had no deferred tax liabilities as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, the Company had no operating loss carry-forwards.

The income tax expense (benefit) for the three months and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Current expense (benefit)	$(32,500)	$11,200	$30,600	$38,200
Deferred expense (benefit)	—	(46,200)	—	(36,700)
Total expense (benefit), net	$(32,500)	$(35,000)	$30,600	$1,500

Federal	$(33,000)	$(28,300)	$23,000	$1,100
State	500	(6,700)	7,600	400
Total tax expense (benefit), net	$(32,500)	$(35,000)	$30,600	$1,500

13. Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of the Company’s common stock on April 15, 2009. On October 12, 2012, the SEC declared the registration statement for the Company’s follow-on offering effective and the Company terminated its initial public offering. The Company issued 1,126,253 shares of the Company’s common stock in the Company’s initial public offering, including 29,582 shares issued pursuant to the DRIP, resulting in gross offering proceeds to the Company of $10,966,713. As of November 11, 2013, the Company had accepted investors’ subscriptions for, and issued 2,843,705 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 68,528 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $27,751,766.

Distributions Declared

On September 30, 2013 the Company declared a distribution in the aggregate amount of $163,255, of which $124,937 was paid in cash on October 15, 2013 and $38,318 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On October 31, 2013, the Company declared a distribution in the aggregate amount of $186,954 which is scheduled to be paid on November 15, 2013 in cash and through the DRIP in the form of additional shares of the Company’s common stock.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

 (unaudited)

Property Acquisition

On November 4, 2013, the Company’s earnest money deposit became non-refundable with respect to the acquisition of a Hampton Inn hotel property located in Austin, Texas (the “Austin Hotel”), from unaffiliated third party sellers for an aggregate purchase price of $15,410,000.00, excluding acquisition costs. The Company plans to finance the acquisition of the Austin Hotel with proceeds from the Company’s ongoing public offering and mortgage indebtedness secured by the Austin Hotel.

The 123-suite Austin hotel was built in 1997 and extensively renovated in 2012. The Austin hotel is located just six miles from Austin-Bergstrom International Airport and is just minutes from downtown. Austin is the 11th-largest city in the United States. In 2012, the Austin-Round Rock-San Marcos region grew faster than any other large U.S. metro area, according to the Census Bureau. In April 2013, Bloomberg.com rated the city of Austin as the country’s No. 1 boomtown. Austin is also home to the University of Texas, with over 50,000 students and more than 24,000 faculty and staff.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets on terms that are favorable to us;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	changes of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

On February 14, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. On October 12, 2012, our follow-on offering was declared effective by the SEC and we terminated our initial public offering and commenced our follow-on offering. As of September 30, 2013, we had accepted investors’ subscriptions for, and issued, 2,461,040 shares of our common stock in our initial public offering and follow-on offering, including 64,495 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $23,965,450.

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

As of September 30, 2013, our portfolio consisted of four investments: (1) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel; (2) the Woodlands hotel, a 91-room hotel situated on approximately 216,849 square foot (4.98 acre) parcel of land in The Woodlands, Texas, (3) the Germantown hotel, a 127-guestroom hotel property located in Germantown, Tennessee, and (4) the Charleston hotel, a 113-guestroom hotel property located in North Charleston, South Carolina.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 was $1,072,475 and $306,314, respectively. This increase was primarily due to an increase in depreciation expense combined with a reduction in cash used for working capital.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2013 and 2012 was $(8,008,863) and $3,463,767, respectively. For the nine months ended September 30, 2013, the cash used in investing activities was comprised of additions to hotel properties of $7,570,194, earnest money and deposits of $145,000 and an increase in restricted cash of $441,449, offset by repayments of a mortgage note receivable of $147,780.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $8,015,229 and $2,498,901, respectively. For the nine months ended September 30, 2013, the cash provided by financing activities consisted primarily of offering proceeds of $11,153,036, which was used to fund $1,591,331 in offering costs and $831,855 for the payment of dividends.

Cash and Cash Equivalents

As of September 30, 2013, we had cash on hand of $3,788,942.

Debt

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2013, our debt levels did not exceed 300% of the value of our net assets.

As of September 30, 2013, our outstanding indebtedness totaled $33,112,648, which consisted of $10,760,078 outstanding on the financing obtained in connection with the acquisition of the Hyatt Place note, $6,809,592 outstanding on the financing obtained in connection with the acquisition of the Woodlands hotel, $7,759,973 outstanding on the financing obtained in connection with the acquisition of the Germantown hotel and $7,783,005 outstanding on the financing obtained in connection with the acquisition of the Charleston hotel.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2013:

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations(1)	$33,112,648	$171,288	$1,437,792	$7,763,822	$23,739,746
Interest payments on outstanding debt obligations(2)	9,407,504	371,906	2,907,766	2,403,279	3,724,553
Purchase obligations(3)	—	—	—	—	—
Total	$42,520,152	$543,194	$4,345,558	$10,167,101	$27,464,299

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2013.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2013.

Organization and Offering Costs

Our organization and offering costs are incurred by our advisor on our behalf. Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering. Organization costs were $28,083 for our initial public offering. Total offering costs for our initial public offering, which terminated on October 12, 2012, were $4,132,374. As of September 30, 2013, total offering costs for our follow-on offering were $2,416,630. Offering costs of $946,944 and $1,306,901 were incurred directly by us for our initial public offering and follow-on offering, respectively. We have reimbursed our advisor for $28,083 in organization costs and $742,134 in offering costs for our initial public offering and $1,052,324 in offering costs for our follow-on offering. We have a $359,664 receivable from our advisor for offering costs related to our follow-on offering, which is recorded as an offset to additional paid-in capital. $2,443,296 in offering costs related to our initial public offering is not our liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of our shares of common stock in our completed initial public offering. As of September 30, 2013, $417,069 in offering costs related to our follow-on offering is not our liability because such costs exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering.

Operating Expenses

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the “2%/25% limitation.” Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2013, our total operating expenses were $843,592, which included $241,831 in operating expenses incurred directly by us and $601,761 incurred by our advisor on our behalf. Of the $843,592 in total operating expenses incurred during the four fiscal quarters ended September 30, 2013, $203,379 exceeded the 2%/25% limitation and is not our obligation. Additionally, our advisor has incurred $3,143,482 in operating expenses on our behalf prior to the four fiscal quarters ended September 30, 2013. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all expenses reimbursable to our advisor for the ten fiscal quarters ended September 30, 2013 to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during such waiver period will be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed by our advisor were $1,666,199 as of September 30, 2013.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our joint venture interest in the Residence Inn property. As of September 30, 2013, we owned the joint venture interest in the Hyatt Place note, the Woodlands hotel, the Germantown hotel and the Charleston hotel. Because we sold our interest in the Residence Inn property on August 23, 2012, acquired the Woodlands hotel on November 8, 2012, acquired the Germantown hotel on April 9, 2013 and acquired the Charleston hotel on July 2, 2013, our results of operations for the three and nine months ended September 30, 2013 are not directly comparable to those for the three and nine months ended September 30, 2012. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As a result of the sale of the Residence Inn property, the revenues and expenses of the Residence Inn property are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented and are discussed below separately.

Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012

Revenue

Total revenue increased to $2,645,594 for the three months ended September 30, 2013 from $163,171 for the three months ended September 30, 2012. Total hotel revenue was $2,484,961 for the quarter ended September 30, 2013 and was related to revenue from the Woodlands hotel, the Germantown hotel and the Charleston hotel, which were not owned during the quarter ended September 30, 2012. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $160,633 for the quarter ended September 30, 2013 from $163,171 for the quarter ended September 30, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands hotel, the Germantown hotel and the Charleston hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $1,588,308 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Taxes, Insurance and Others

Property taxes, insurance and other were $175,051 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Depreciation and Amortization

Depreciation and amortization expense was $424,346 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Acquisition Expenses

Property acquisition expenses were $448,638 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. We expect these amounts to continue in various amounts in future periods as a result of anticipated future acquisitions of real estate assets.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $29,214 for the three months ended September 30, 2012 to $126,879 for the three months ended September 30, 2013. These general and administrative expenses consisted primarily of asset management fees and restricted stock compensation. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

In order to partially finance the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280. In connection with the acquisition of the Woodlands hotel, we assumed a loan with a principal balance of $6,911,422 at the date of closing. We borrowed $7,800,000 to partially finance the purchase of the Germantown hotel. We borrowed $7,800,000 to partially finance the purchase of the Charleston hotel. During the quarters ended September 30, 2013 and 2012, we incurred interest expense of $386,485 and $88,003, respectively, related to this debt, including amortization of deferred loan costs of $11,322 and $2,698, respectively. This increase in interest expense was due to the fact that we purchased the Woodlands hotel on November 8, 2012, the Germantown hotel on April 9, 2013 and the Charleston hotel on July 2, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended September 30, 2013 was $32,500, compared to $0 for the three months ended September 30, 2012.

Income from Discontinued Operations

Total income from discontinued operations was $905,524 for the three months ended September 30, 2012, which related to our interest in the Residence Inn property, which we sold on August 12, 2012. Total income from discontinued operations was $0 for the three months ended September 30, 2013.

Net Income (Loss)

We had a net loss of $471,613 for the three months ended September 30, 2013 compared to a net income of $951,478 for the three months ended September 30, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $19,287 and $245,681 for the three months ended September 30, 2013 and 2012, respectively, and income (loss) attributable to a noncontrolling interest in common operating partnership units of $(18) and $83 for the three months ended September 30, 2013 and 2012, respectively, net income (loss) attributable to us was $(490,882) and $705,714 for the three months ended September 30, 2013 and 2012, respectively.

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012

Revenue

Total revenue increased to $5,670,137 for the nine months ended September 30, 2013 from $493,139 for the nine months ended September 30, 2012. Total hotel revenue was $5,186,314 for the nine months ended September 30, 2013 and was related to revenue from the Woodlands hotel, the Germantown hotel and the Charleston hotel. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $483,823 for the nine months ended September 30, 2013 from $493,139 for the nine months ended September 30, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands hotel, the Germantown hotel and the Charleston hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $3,137,949 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. We expect hotel operating expenses to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Taxes, Insurance and Others

Property taxes, insurance and others were $342,448 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Depreciation and Amortization

Depreciation and amortization expense was $774,983 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Property Acquisition Expenses

Property acquisition expenses were $890,692 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate assets.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $102,776 for the nine months ended September 30, 2012 to $206,151 for the nine months ended September 30, 2013. These general and administrative expenses consisted primarily of asset management fees and restricted stock compensation. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

In order to partially finance the acquisition of the Hyatt Place note, the note joint venture borrowed $11,483,280. In connection with the acquisition of the Woodlands hotel, we assumed a loan with a principal balance of $6,911,422 at the date of closing. We borrowed $7,800,000 to partially finance the purchase of the Germantown hotel. We borrowed $7,800,000 to partially finance the purchase of the Charleston hotel. During the nine months ended September 30, 2013 and 2012, we incurred interest expense of $852,154 and $263,879, respectively, related to this debt, including amortization of deferred loan costs of $27,731 and $8,034, respectively. This increase in interest expense was due to the fact that we purchased the Woodlands hotel on November 8, 2012, the Germantown hotel on April 9, 2013 and the Charleston hotel on July 2, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing follow-on offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2013 was $30,600, compared to $0 for the nine months ended September 30, 2012.

Income from Discontinued Operations

Total income from discontinued operations was $0 for the nine months ended September 30, 2013. Total income from discontinued operations was $1,013,832 for the nine months ended September 30, 2012, which related to the Residence Inn property, which was sold on August 12, 2012.

Net Income (Loss)

We had a net loss of $564,840 for the nine months ended September 30, 2013 compared to net income of $1,140,316 for the nine months ended September 30, 2012. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $58,468 and $312,522 for the nine months ended September 30, 2013 and 2012, respectively, and income (loss) attributable to a noncontrolling interest in common operating partnership units of $(22) and $110 for the nine months ended September 30, 2013 and 2012, respectively, net income (loss) attributable to common shareholders was $(623,286) and $827,684 for the nine months ended September 30, 2013 and 2012, respectively.

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

Inflation

As of September 30, 2013, our only investments consisted of the Woodlands hotel, the Germantown hotel, the Charleston hotel and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the nine months ended September 30, 2013 and 2012:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Total	$353,347	$115,429	$468,776

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Total	$831,855	$270,079	$1,101,934

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $468,776 in aggregate distributions in the first three quarters of 2012, comprised of $353,347 in cash distributions and $115,429 in shares issued pursuant to our distribution reinvestment plan. We paid $1,101,934 in aggregate distributions for the first three quarters of 2013, comprised of $831,855 in cash distributions and $270,079 shares issued pursuant to our distribution reinvestment plan. For the nine months ended September 30, 2012 and 2013, we had cash provided by operating activities of $306,314 and $1,012,475, respectively.

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

 The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$(471,613)	$951,478	$(564,840)	$1,140,316
Adjustments:
Depreciation of real estate assets	424,346	26,892	774,983	172,629
Gain on disposition of discontinued operations	—	(1,350,185)	—	(1,350,185)
Adjustments for noncontrolling interests	(19,287)	85,146	(58,468)	(18,131)
Funds from Operations	(66,554)	(286,669)	151,675	(55,371)
Adjustments:
Loss from early extinguishment of debt	—	466,056	—	466,056
Stock/unit-based compensation	11,611	25,364	67,642	64,633
Amortization of deferred loan costs	11,322	6,671	27,731	25,397
Property acquisition expense	448,638	—	890,692	—
Adjustments for noncontrolling interests	(693)	(118,200)	(2,056)	(122,918)
Modified Funds from Operations	$404,324	$93,222	$1,135,684	$377,797

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of our common stock on April 15, 2009. On October 12, 2012, the SEC declared the registration statement for our follow-on offering effective and we terminated our initial public offering. We issued 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of $10,966,713. As of November 11, 2013, we had accepted investors’ subscriptions for, and issued 2,843,705 shares of our common stock in our initial public offering and follow-on offering, including 68,528 shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds to us of $27,751,766.

Distributions Declared

On September 30, 2013, we declared a distribution in the aggregate amount of $163,255, of which $124,937 was paid in cash on October 15, 2013 and $38,318 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On October 31, 2013, we declared a distribution in the aggregate amount of $186,954, which is scheduled to be paid on November 15, 2013 in cash and through our distribution reinvestment plan in the form of additional shares of our common stock.

Property Acquisition

On November 4, 2013, our earnest money deposit became non-refundable with respect to the acquisition of a Hampton Inn hotel property located in Austin, Texas, or the Austin hotel, from unaffiliated third party sellers, for an aggregate purchase price of $15,410,000.00, excluding acquisition costs. We plan to finance the acquisition of the Austin hotel with proceeds from our ongoing public offering and mortgage indebtedness secured by the Austin hotel.

The 123-suite Austin hotel was built in 1997 and extensively renovated in 2012. The Austin hotel is located just six miles from Austin-Bergstrom International Airport and is just minutes from downtown. Austin is the 11th-largest city in the United States. In 2012, the Austin-Round Rock-San Marcos region grew faster than any other large U.S. metro area, according to the Census Bureau. In April 2013, Bloomberg.com rated the city of Austin as the country’s No. 1 boomtown. Austin is also home to the University of Texas, with over 50,000 students and more than 24,000 faculty and staff.

Amendment and Restatement of Charter

On November 12, 2013, we filed our Second Articles of Amendment and Restatement, or the “Amended and Restated Charter,” with the Maryland Department of Assessments and Taxation. The Amended and Restated Charter was approved by our stockholders as required by our organizational documents and Maryland law. The Amended and Restated Charter makes certain revisions to our charter requested by state securities regulators, as summarized below:

•	Amends Article IV to remove the concept of “trading of the Common Shares in the over-the-counter market” from the definition of a “Listing,” such that a Listing will be defined solely as the listing of our shares of common stock on a national securities exchange.

•	Amends Section 8.10, which prohibits us from reimbursing our advisor at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such year, unless our independent directors have made a finding that, based on such unusual and non-recurring factors that they deem sufficient, a higher level of expenses (an “excess amount”) is justified. As amended, Section 8.10 clarifies that, in the event that our independent directors determine that an excess amount is not justified, our advisor will reimburse us for the excess amount at the end of the 12-month period during which the excess amount was incurred.

•	Amends Sections 9.3 and 9.4 to remove the concept that the investment limitations set forth in Sections 9.3 and 9.4 will automatically cease to apply to us upon the listing of our shares on a national securities exchange.

•	Amends Section 11.4 to remove the qualifier that a stockholder is only entitled to access the company records “to which it is entitled under applicable law.”

•	Amends Section 11.7, which provides that if any stockholder makes a tender offer, regardless of the size of the tender offer and including any “mini-tender” offer, such stockholder must comply with the provisions of Regulation 14D of the Securities and Exchange Act of 1934, as amended, including the notice and disclosure requirements. Section 11.7 previously provided that, if any stockholder initiates a tender offer without complying with such provisions, we had the right, in our sole discretion, to redeem such non-compliant stockholder’s shares and any shares acquired in such non-compliant tender offer. The Amended and Restated Charter amends Section 11.7 remove our ability to redeem any such shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of September 30, 2013, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of September 30, 2013, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of September 30, 2013, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and nine months ended September 30, 2013 and 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	REGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2013, we did not repurchase any of our securities.

During the nine months ended September 30, 2013, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock was declared effective by the SEC and our initial public offering automatically terminated. We issued a total of 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of $10,966,713. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of September 30, 2013, we had accepted subscriptions for, and issued, 1,334,787 shares of our common stock in our follow-on offering, including 34,913 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $12,998,737.

As of September 30, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,244,857	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	754,704	Actual
Total expenses	$1,999,561

Through September 30, 2013, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $10,999,176, excluding $331,763 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of September 30, 2013, we had used $3,500,000 of the net proceeds from our follow-on offering to purchase the Germantown hotel and $4,000,000 of the net proceeds from our follow-on offering to purchase the Charleston hotel. For more information regarding how we used our net offering proceeds through September 30, 2013, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Fee and Expense Waiver Letter

On September 24, 2013, we entered into a fee and expense waiver letter with our advisor whereby our advisor waived all expenses reimbursable to our advisor for the ten fiscal quarters ended September 30, 2013, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf. Additionally, our advisor has waived the asset management fee payable by us pursuant to our advisory agreement with our advisor for the months of February 2012 and March 2012 and May 2012 through June 2013.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc.
3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.3

Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1

Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2

Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1

Fee and Expense Waiver Agreement, dated September 24, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.2	Agreement of Purchase and Sale, dated September 3, 2013, by and between Moody National REIT I, Inc., Sethi Family Trust and Kapil D. Prashar

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS XBRL Instance Document

101. SCH XBRL Taxonomy Extension Schema Document

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF XBRL Taxonomy Extension Definition Linkbase Document

101. LAB XBRL Taxonomy Extension Label Linkbase Document

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: November 14, 2013	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and
President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc.
3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.3

Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1

Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2

Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1

Fee and Expense Waiver Agreement, dated September 24, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.2	Agreement of Purchase and Sale, dated September 3, 2013, by and between Moody National REIT I, Inc., Sethi Family Trust and Kapil D. Prashar

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS XBRL Instance Document

101. SCH XBRL Taxonomy Extension Schema Document

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF XBRL Taxonomy Extension Definition Linkbase Document

101. LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document