Form 10-K
period 2013-12-31
Moody National REIT I, Inc.
filed 2014-03-19
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 2,203,950 shares of common stock held by non-affiliates at June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 13, 2014, there were 4,009,170 shares of the common stock of the registrant outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

•	changes in demand for rooms at our hotel properties;

•	our ability to compete in the hotel industry;

•	adverse developments affecting our sponsor and its affiliates;

•	the availability of cash flow from operating activities for distributions;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

Overview

Moody National REIT I, Inc. is a Maryland corporation formed on January 15, 2008 to invest in a diversified portfolio of real estate investments. We have elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. We are offering shares to the public in our follow-on public offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of December 31, 2013, we had accepted subscriptions for, and issued, 3,267,967 shares of our common stock in our initial public offering and our follow-on offering, including 79,116 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate offering proceeds of $31,888,503.

We intend to use substantially all of the net proceeds from our public offering to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date all of our investments have been in hotel properties or loans secured by hotel properties, and we anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

We began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center, or the Residence Inn property. We sold the Residence Inn property to a third-party buyer on August 23, 2012. As of December 31, 2013, our portfolio consisted of (1) four hotel properties in three states with an aggregate of 454 rooms and (2) a 74.5% joint venture interest in a mortgage note in the original principal amount of $13,000,000, secured by a hotel property, which we refer to as the “Hyatt Place note.” For more information on our real estate portfolio, see “Investment Portfolio” below.

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

Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

2013 Highlights:

During the year ended December 31, 2013, we:

•	raised gross offering proceeds of $19,076,090 in our follow-on public offering;

•	continued paying a distribution which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock; and

•	acquired three hotel properties for an aggregate purchase price of $38,450,000, which include:

o	a 127-room hotel property located in Germantown, Tennessee, commonly known as the Hyatt Place Hotel – Germantown for an aggregate purchase price of $11,300,000 plus closing costs;

o	a 123-room hotel property located in North Charleston, South Carolina, commonly known as the Hyatt Place Hotel – North Charleston for an aggregate purchase price of $11,800,000 plus closing costs; and

o	a 123-suite hotel property located in Austin, Texas, commonly known as the Hampton Inn - Austin South for an aggregate purchase price of $15,350,000 plus closing costs; and

Investment Objectives

Our primary investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay regular cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

 In identifying investments, we rely upon our “Moody Core Plus Plus” investment strategy. “Core” refers to a stable, class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. “Core Plus” builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators, by seeking to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying intrinsic value, we believe a core asset will create greater value at disposition. Our Core Plus Plus strategy builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. We are not specifically limited in the number or size of our real estate securities and debt-related investments, or the percentage of the net proceeds from our public offering that we may invest in a single real estate security or debt-related investment. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in our continuous public offering.

Investment Portfolio

As of December 31, 2013, our portfolio consisted of five total investments: (1) four hotel properties in three states with an aggregate of 454 rooms; and (2) a 74.5% joint venture interest in a mortgage note in the original principal amount of $13,000,000 and secured by a hotel property located in Grapevine, Texas.

Our Hotel Properties

As of December 31, 2013, our portfolio included the four hotel properties described below.

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton) (3)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$6,777,812

Germantown Hotel (Hyatt Place) (4)	April 9, 2013	Germantown, Tennessee	100%	$11,300,000	127	$7,728,405

Charleston Hotel (Hyatt Place) (5)	July 2, 2013	North Charleston, South Carolina	100%	$11,800,000	113	$7,757,788

Austin Hotel (Hampton Inn) (6)	December 30, 2013	Austin, Texas	100%	$15,350,000	123	$11,500,000

Totals				$50,450,000	454	$33,764,005

(1)	Excludes acquisition costs.

(2)	As of December 31, 2013.

(3)	The Woodlands Hotel was developed in 2001. All suites at the Woodlands Hotel have fully equipped kitchens, separate eating and sitting areas and high speed internet access. Property amenities include a business center, meeting rooms, fitness center and courtyard pool and spa.

(4)	The Germantown Hotel opened in August 2009. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace with task lighting. Property amenities include Wi-Fi internet access throughout the hotel, 24-hour StayFit@Hyatt fitness center, heated outdoor pool, and 24/7 guest kitchen and bakery café. The Germantown Hotel offers 1,125 square feet of flexible meeting space and offers all-inclusive meeting packages.

(5)	The Charleston Hotel opened in June 2010. The guestrooms at the Charleston Hotel feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace. Property amenities include Wi-Fi internet access throughout the hotel, heated indoor pool, and 24/7 guest kitchen and bakery café.

(6)	The Austin Hotel was built in 1997 and extensively renovated in 2012. Property amenities include an outdoor swimming pool, business center, fitness room, breakfast buffet and meeting space.

Each of our properties is owned by wholly-owned subsidiaries of our operating partnership, which we refer to as “property owners.” In connection with the acquisition of each of our hotels, we formed a taxable REIT subsidiary, or a TRS. The property owners and wholly owned subsidiaries of the TRSs, which we refer to as “master tenants,” are party to hotel lease agreements pursuant to which each property owner leases its hotel to a master tenant. The leases provide for ten-year lease terms, provided that a property owner may terminate its lease upon 45 days prior written notice to the master tenant in the event that we contract to sell the hotel to a non-affiliate. Moody National Hospitality Management, LLC, our affiliate, manages each of our hotel properties pursuant to a hotel management agreement between Moody National Hospitality Management, LLC and each master tenant.

We believe that all of our hotel properties are adequately covered by insurance and are suitable for their intended purposes. Each of our hotel properties faces competition from other hotel properties in and around their respective submarkets. With the exception of plans to make approximately $1.1 million in improvements at the Woodlands Hotel, management is aware of no plans for any material renovations, improvements or development with respect to any of our properties.

Our Mortgage Note

The following table sets forth certain summary information regarding our investment in the Hyatt Place note as of December 31, 2013:

Date Acquired	Ownership Interest	Loan Type	Collateral	Aggregate Purchase Price	Outstanding Principal Balance	Interest Rate	Maturity Date
June 3, 2011	74.5% (1)	First Mortgage	Hotel (2)	$12,759,199(3)	$12,269,485	(4)	February 1, 2018

(1)	We acquired our interest in the Hyatt Place note through MNHP Note Holder, LLC, a Delaware limited liability company, which we refer to as the “note joint venture.” Our operating partnership owns a 74.5% membership interest in the note joint venture. Moody National Mortgage, an affiliate of our sponsor controlled by Brett C. Moody, our Chairman and Chief Executive Officer, owns a 14% membership interest in the note joint venture and members of Moody National HP Grapevine Trust, a Delaware statutory trust which is the borrower under the Hyatt Place note, collectively own an 11.5% membership interest in the note joint venture.

(2)	The Hyatt Place note is secured by a first lien on a 125-room Hyatt Place hotel property constructed in 1995 located in Grapevine, Texas.

(3)	A portion of the purchase price for the Hyatt Place note was funded with the proceeds of a loan in the original aggregate principal amount of $11,483,280.

(4)	The Hyatt Place note accrued interest at a fixed rate of 5.15% per annum through August 21, 2012. For the period from August 21, 2012 through August 21, 2015, the Hyatt Place note accrues interest at a fixed rate equal to 5.15%. For the period from August 21, 2015 through the maturity date, the Hyatt Place note will accrue interest at a rate equal to (1) the variable interest rate per annum published in the Wall Street Journal as the “prime rate” for the U.S. in effect as of August 21, 2015, plus (2) 1.90%, provided that in no event will the interest rate exceed the maximum rate permitted by law.

Potential Property Acquisition

On February 3, 2014, we entered into an Agreement of Purchase and Sale with a third-party seller for the acquisition of a hotel property located in Newark, California commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley, or the Silicon Valley Hotel, for an aggregate purchase price of $11,400,000, excluding acquisition costs. We intend to finance the acquisition of the Silicon Valley Hotel with proceeds from our ongoing public offering and the assumption of existing financing secured by the Silicon Valley Hotel.

The acquisition of the Silicon Valley Hotel is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of our common stock in our public offering to fund a portion of the purchase price for the Silicon Valley Hotel; (2) our ability to obtain lender consent to our assumption of the existing financing secured by the Silicon Valley Hotel; and (3) the absence of a material adverse change to the Silicon Valley Hotel prior to the date of the acquisition. There is no assurance that we will close the acquisition of the Silicon Valley Hotel on the terms described above, or at all.

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

Our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

As of December 31, 2013, our outstanding indebtedness totaled $44,441,355. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2013 and 2012, our debt levels did not exceed 300% of the value of our net assets.

Economic Dependency

We are dependent on our advisor and our dealer manager for certain services that are essential to us, including the sale of our shares in our continuous public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide their respective services, we will be required to obtain such services from other sources. The failure to identify such other sources could have an adverse impact on our financial condition and results of operations.

Our dealer manager, Moody Securities, has been the subject of an ongoing examination by the Financial Industry Regulatory Authority, Inc., or FINRA, regarding its sales of our shares, focused on a number of areas, including Moody Securities’ compliance with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering. No complaint has been filed by FINRA.

The FINRA examination of Moody Securities does not implicate us directly, and we will not be subject to any fines or enforcement actions by FINRA. We are unable to predict at this time the potential outcome of the FINRA examination of Moody Securities. Due to the fact that we are dependent on Moody Securities to sell our shares in our public offering, any FINRA or other regulatory actions which could have a material adverse effect on Moody Securities could also potentially have a material adverse effect on our ability to raise capital in our public offering and our financial condition.

Competitive Market Factors

The United States commercial real estate market is highly competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. In particular, the hotel industry is highly competitive. Each of our hotel properties is located in developed areas that include other hotels and compete for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotel properties. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. Although credit markets have stabilized since the recession in 2007 to 2009, future limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our continuous public offering. Further, as a result of their greater financial resources, our competitors may have more flexibility than we do in their ability to offer rental concessions to attract tenants for commercial properties. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of debt-related investments and real estate securities depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs and real estate funds with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business and results of operations or lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or if necessary any available other financing sources to make distributions.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com. We are not incorporating our website or any information from the website into this annual report. Our filings are also available on the SEC’s website, http://www.sec.gov, free of charge. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives. On April 15, 2009, we commenced our initial public offering. On May 18, 2010, we raised the minimum offering amount of $2,000,000 in our initial public offering and all of the subscription proceeds held in an escrow account, plus interest, were released to us. During the period from the commencement of our initial public offering on April 15, 2009 to December 31, 2013, we accepted investors’ subscriptions for, and issued, 3,267,967 shares of our common stock in our initial and follow-on public offering, including 79,116 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $31,888,503. As of December 31, 2013, we had made only six investments, one of which, our joint venture interest in the Residence Inn property, a Residence Inn hotel located in Atlanta, Georgia, we disposed of in August 2012. If we are unable to raise sufficient proceeds in our public offering, we will not be able to meet our investment objectives, which could have an adverse effect on our results of operations and ability to make distributions to our stockholders. Further, there is no guarantee that we will be able to sell all of the $900 million in shares of our common stock registered for sale to the public in our continuous public offering.

We have experienced losses in the past and may experience similar losses in the future.

We incurred a net operating loss for the years ended December 31, 2009, 2010, 2011 and 2013. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, depreciation and amortization expenses substantially reduced our income. We cannot assure you that we will be profitable in the future or that we will realize growth in the value of our assets.

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

We commenced operations on May 27, 2010 with the acquisition of our first investment, have a limited operating history and have made only six investments, one of which, our joint venture interest in the Residence Inn property, we disposed of in August 2012. As a result, we may not be able to successfully operate our business or achieve our investment objectives. An investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody National affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

We presently intend to affect a liquidity event within four to six years from the completion of our initial public offering; however, there can be no assurance that we will affect a liquidity event within such time or at all. If we do not affect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock.

In the future, our board of directors will consider various forms of liquidity events, including, but not limited to, (1) the sale of all or substantially all of our real estate assets for cash or other consideration, (2) our sale or merger in a transaction that provides our stockholders with cash and/or securities of a publicly traded company and (3) the listing of our common stock on a national securities exchange. We presently intend to affect a liquidity event within four to six years from the termination of our initial public offering, which occurred on October 12, 2012. However, there can be no assurance that we will cause a liquidity event to occur within such time or at all. If we do not affect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share redemption program.

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

Additionally, if we internalize our management functions, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect to be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $2,809,533 in total distributions we paid during the period from our inception through December 31, 2013, including shares issued pursuant to our distribution reinvestment plan, approximately 68% was funded from cash flow from operations and approximately 32% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from offering proceeds or other sources other than cash flow from operations. Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

We and our advisor were formed in connection with our initial public offering. Other than our company, neither our advisor nor our sponsor nor any of our advisor’s or sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have operated a public company or an entity that has elected, or intends to elect, to be taxed as a REIT, and we may not be able to operate such an entity successfully. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, we have made only six investments, one of which, our joint venture interest in the Residence Inn property, we disposed of in August 2012. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their development stage. To be successful, we and our advisor must, among other things:

•	continue to identify and acquire investments that align with our investment strategies;

•	establish and maintain contacts with licensed securities brokers and other agents to successfully complete our continuous public offering;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted investments as well as for potential investors in our shares; and

•	continue to build and expand our operations structure to support our business.

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

The recent market downturn has adversely impacted, and could continue to adversely impact, certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P. continues to seek approval to amend its master lease agreements for certain prior real estate programs to provide for either a deferral or a waiver of a portion of lease payments to program investors, and may continue to seek further amendments in the future depending upon the then-current economic conditions. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

Moody National Management, L.P. has commenced negotiations with lenders to restructure loan terms with respect to certain prior real estate programs in default under existing franchise or loan agreements and may continue to do so in the future. With respect to some of these loans, the lender is pursuing various alternatives simultaneously, including initiation of foreclosure and legal proceedings and loan modifications, and the borrowers are actively working toward loan modifications. However, there is no assurance that final loan modifications will be achieved, and with respect to one of these prior real estate programs, it appears likely that the lender will consummate foreclosure proceedings. With respect to another of these prior real estate programs, the lender has filed for foreclosure and in connection therewith, initiated a lawsuit. The master tenant and borrowers are working towards a settlement of the lawsuit and it appears likely that the lender will obtain the property in an uncontested foreclosure.

With respect to two tenant-in-common programs sponsored by Moody National Realty, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate of Moody National Realty owning an original equity investment in one property of approximately $10,000 and approximately $10,039 in the other property. These affiliates received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated. With respect to one of these properties, the 28 tenant-in-common owners of the Residence Inn Atlanta Midtown, which originally acquired the project with a $7.475 million equity investment, recently allowed the lender to foreclose on the hotel which secured the loan.

An affiliate of Moody National Realty and tenant-in-common owners in eight tenant-in-common programs collectively initiated legal proceedings against a lender. Currently, seven of these tenant-in-common programs have been restructured into a limited liability company owned by the former tenant-in-common owners and a lender affiliate, and the legal proceedings have been dismissed with respect to such programs. The lender and borrowers on one of the tenant-in-common programs entered into a settlement and reinstatement of the loan, and the legal proceedings have been dismissed with respect to such program.

The 19 tenant-in-common owners of the Westchase Technology Center property, which originally acquired the property with a $4 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on an office building which secured the loan. The 28 tenant-in-common owners of a two-hotel project (consisting of the Springhill Suites Altamonte and the Holiday Inn Express Orlando) which originally acquired the project with a $10.2 million equity investment declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secured the loan. The 14 tenant-in-common owners of a two-hotel project (consisting of the TownePlace Suite Miami Airport and TownePlace Suites Miami Lakes) which originally acquired the project with a $5.9 million equity investment declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secured the loan. The 16 tenant-in-common owners of the TownePlace Suites Mount Laurel, which originally acquired the property with a $5.6 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the hotel which secured the loan. Additionally, the 35 tenant-in-common owners of the Courtyard Columbus Airport, which originally acquired the property with a $11.1 million equity investment, entered into a deed in lieu of foreclosure agreement with the lender. Further, the lender for the Residence Inn Memphis filed foreclosure proceedings and one unaffiliated tenant-in-common owner of the Residence Inn Memphis filed for bankruptcy protection, which resulted in a court-ordered auction sale of the property and a loss of the original $6.93 million equity investment for the 17 tenant-in-common owners.

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

We are structured as an “UPREIT,” which stands for “umbrella partnership real estate investment trust.” We use the UPREIT structure because a contribution of property directly to us is generally a taxable transaction to the contributing property owner. In the UPREIT structure, a contributor of a property who desires to defer taxable gain on the transfer of a property may transfer the property to our operating partnership in exchange for limited partnership units and defer taxation of gain until the contributor later exchanges his or her limited partnership units, typically on a one-for-one basis, for shares of our common stock. We believe that using an UPREIT structure gives us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results.

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

We may compete with certain of our affiliates for opportunities to acquire or sell certain types of real estate assets. We may also buy or sell real estate assets at the same time as our affiliates are considering buying or selling similar assets. In this regard, there is a risk that our advisor will select for us a real estate asset that provides lower returns to us than real estate assets purchased by our affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. Therefore, our real properties may compete with other real properties owned or managed by affiliates. Our advisor may face conflicts of interest when evaluating leasing opportunities for our real properties and other real properties owned or managed by affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants. As a result of our potential competition with our affiliates, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

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

We compete with numerous other parties or entities for real estate assets and may not compete successfully.

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

We currently own four hotel properties, and a 74.5% joint venture interest in the Hyatt Place note, which is secured by a hotel property, and we expect to invest a portion of the proceeds from our continuous public offering in additional hotel properties and hotel related investments. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our unaffiliated third-party hotel managers for our current hotel properties and for any other hotel properties we acquire will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of the Woodlands hotel or any other hotel that we acquire an interest in. Thus, even if we believe that a hotel is being operated in an inefficient or less than optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

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

As part of the effects of the recent market downturn, the hospitality industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the hospitality industry, the Woodlands hotel and any other hotels that we acquire may experience declines in occupancy and average daily rates due to decline in travel. In addition, it is possible that these factors could have a material adverse effect on the value of the Woodlands hotel and any other hotels that we acquire.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

The hospitality industry is generally characterized as being intensely competitive. Our current hotel properties and any additional hotels in which we invest will compete with existing and new hotels in their geographic markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. The principal competitive factors that will affect the hotel properties in which we seek to invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

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

We must attract and retain well-known hospitality franchises for our current hotel properties and any additional hotels we may choose to acquire to make these investments profitable. Certain hospitality franchises, including limited-service hotels, impose radius restrictions that limit the number of their hotels allowed within a certain distance of one another. Hospitality franchises also generally require that design and quality standards be met for guest room and common areas before a hospitality franchise will agree to provide the franchise agreement to operate a property. Compliance with these brand standards may impose significant costs upon us. If we are not able to attract and retain franchise flagships for our hotel properties because of location restrictions, the high cost of complying with design and quality standards, or any other reason, our business will suffer, and this result will reduce the value of your investment.

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

Lease payments due under leases for any retail properties we acquire may be based in part on the income of the retail tenant. In such cases where the tenant is required to pay rent based on a percentage of the tenant’s income from its operations at the real property, the actual rental income we receive under such a lease may be inadequate to cover the operating expenses associated with the real property if a tenant’s income is substantially lower than projected. In such case, we may not have access to funds required in the future to pay the operating expenses associated with the real property.

Real property that incurs a vacancy could be difficult to sell or re-lease.

We may invest in retail, office or industrial properties, which may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and may become vacant. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

We are dependent on tenants for revenue and our inability to lease our properties or to collect rent from our tenants may adversely affect our results of operations and returns to our stockholders.

We may invest in retail, office or industrial properties, which may be occupied by a single tenant. As a result, the success of such properties will depend on the financial stability of a single tenant. Lease payment defaults by such tenants could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of revenue to pay any mortgage loan on the property. In the event of such a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

We may not have funding for future tenant improvements, which may adversely affect the value of our properties, our results of operations and returns to our stockholders.

We may invest in retail, office or industrial properties with one or more tenants. When a tenant at such a property does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We do not anticipate establishing a general working capital reserve out of the proceeds from this offering. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

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

We may invest in multifamily properties. We expect that substantially all of our leases for such properties would be for a term of one year or less. Because these leases generally would permit the residents to leave at the end of the lease term without penalty, our rental revenues could be impacted by declines in market rents more quickly than for longer-term leases, which in turn could affect our ability to make distributions to our stockholders.

To the extent that we invest in multifamily properties, competition due to overbuilding of multifamily properties may reduce our profitability and the return on your investment.

The multifamily property industry is highly competitive. To the extent that we invest in multifamily properties, we will compete with many other entities in the multifamily property industry, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Because of the large number of competitors in this industry, overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. To the extent we invest in multifamily properties, this competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations.

To the extent we invest in retail properties, our performance will be linked to the market for retail space generally.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. To the extent that we invest in retail properties, retailers at our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

To the extent that we invest in retail properties, decreased consumer spending may have an adverse affect on tenants of our retail properties.

To the extent that we invest in retail properties, decreased consumer spending may adversely affect our retail investments because our income from such investments may be derived from lease payments by tenants whose businesses depend on consumer spending. In addition, our ability to increase our revenues and operating income may depend on steady growth of demand for the products and services offered by the stores and companies located in the retail properties we own. A drop in demand for any reason could result in a reduction in tenant performance and consequently, adversely affect us.

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

As part of our investment strategy, we intend to acquire real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors on these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Continued or future instability may interfere with the successful implementation of our business strategy.

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

We have incurred, and plan to incur in the future, financing that is secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess. As of December 31, 2013, our debt-to-net-asset ratio did not exceed 300%. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

The capital and credit markets have recently experienced extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have, and expect in the future to continue to, finance our investments in part with debt. We may not be able to obtain debt financing on attractive terms or at all. If we are unable to obtain debt financing on attractive terms, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, which may reduce the number of investments we would otherwise make. If we are unable to obtain debt financing on attractive terms, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

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

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

•	whether your investment is made in accordance with the documents and instruments governing your plan, IRA, or other arrangement, including the investment policy;

•	whether your investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

•	whether your investment will impair the liquidity of the plan, IRA, or other arrangement;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•	whether you need to value the assets of the plan annually.

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, Moody National Advisors I, LLC and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

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

As of December 31, 2013, we owned four hotel properties in three states with an aggregate of 454 rooms. For more information on our hotel properties, see Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 13, 2014, we had 4,009,170 shares of our common stock outstanding held by a total of approximately 910 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist the FINRA members and their associated persons that participate in our public offering, we disclose in each annual report distributed to our stockholders an estimated per share value of our common stock, the method by which the estimated per share value was developed, and the date of the data used to develop the estimated per share value. In addition, our advisor will prepare annual statements of the estimated per share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor has estimated the per share value of our common stock to be $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (not taking into account purchase price discounts for certain categories of purchasers).

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

Use of Offering Proceeds From Registered Securities

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of December 31, 2013, we had accepted investors’ subscriptions for, and issued, 3,267,967 shares of our common stock in our initial public offering and our follow-on offering, including 79,116 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $31,888,503.

As of December 31, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual

Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,995,427	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,213,429	Actual

Total expenses	$3,208,856

As of December 31, 2013, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $26,962,486, excluding $751,607 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For the year ended December 31, 2013, the ratio of the cost of raising capital to capital raised was approximately 15%.

We intend to use substantially all of the net proceeds from our public offerings to invest in a portfolio of real properties, real estate securities and debt-related investments. As of December 31, 2013, we had used $20,064,497 of the net proceeds from our public offerings plus debt financing to purchase our five investments in hotel properties (including our investment in an interest in the Residence Inn property, which was subsequently sold on August 23, 2012) and the Hyatt Place note. As of December 31, 2013, we had paid $1,718,795 of acquisition expenses to third parties.

Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins the board of directors receives the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock.

Recent Sales of Unregistered Securities

On August 14, 2012, the date of the 2012 annual meeting of our stockholders, each of our three independent directors received a grant of 2,500 shares upon their reelection to our board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On August 13, 2013, the date of the 2013 annual meeting our stockholders, each of our three independent directors received a grant of 2,500 shares upon their reelection to our board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of December 31, 2013, a total of 41,250 shares of restricted stock have been issued by us to our independent directors pursuant to the independent directors compensation plan. The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

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

Our board of directors may, in its sole discretion, amend, suspend or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. If our board of directors decides to amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential termination of our share redemption program.

In August 2012, in connection with the death of a stockholder, we redeemed 6,000 shares of our common stock at the original purchase price of $10.00 per share, for an aggregate redemption price of $60,000. In May 2013, at the request of a former director and stockholder, we redeemed 7,028 shares of our common stock at the original purchase price of $10.00 per share, for an aggregate redemption price of $70,277. We have received no other requests to redeem shares of our common stock pursuant to our share redemption program.

Distribution Information

On May 20, 2010, our board of directors authorized and declared a cash distribution to our stockholders contingent upon the closing of our first investment in a hotel property, which occurred on May 27, 2010. The distribution (1) accrues daily to our stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2012 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Fourth Quarter 2012	177,655	61,594	239,249
Total	$531,002	$177,023	$708,025

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Fourth Quarter 2013	406,378	138,908	545,286
Total	$1,238,233	$408,987	$1,647,220

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the distribution reinvestment plan.

We paid $1,647,220 in aggregate distributions for the year ended December 31, 2013, which was comprised of $1,238,233 in cash distributions and $408,987 in shares issued pursuant to our distribution reinvestment plan. We paid $708,025 in aggregate distributions in the year ended December 31, 2012, which was comprised of $531,002 in cash distributions and $177,023 in shares issued pursuant to our distribution reinvestment plan. For the years ended December 31, 2013 and 2012, we had cash provided by operating activities of $1,367,849 and $387,070, respectively, and our funds from operations were negative $26,678 and $324,661, respectively. For the year ended December 31, 2013, approximately 83% of distributions were paid from cash provided by operating activities and the remaining approximately 17% was paid from offering proceeds. For the year ended December 31, 2012, approximately 55% of distributions were paid from cash provided by operating activities and the approximately 45% amount was paid from offering proceeds. For more information on how we calculate funds from operations and reconciliation to net income (loss), see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”

The tax composition of our distributions declared for the years ended December 31, 2012 and 2013 was as follows:

	2013	2012
Ordinary Income	32.2%	9.4%
Capital Gain	0.0%	90.6%
Return of Capital	67.8%	0.0%
Total	100.0%	100.0%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	$70,917,596	$29,086,245	$21,940,218	$9,221,467	$313,509
Total liabilities	$46,281,943	$18,383,618	$16,801,869	$5,748,525	$111,509
Special partnership units	$1,000	$1,000	$1,000	$1,000	$1,000
Total equity	$24,634,653	$10,701,627	$5,137,349	$3,471,942	$201,000

	Year Ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
Total revenue	$8,245,685	$1,094,920	$383,413	$—	$—
Total expenses	$9,613,342	$1,280,740	$474,356	$161,886	$—
Total income (loss) from discontinued operations	$—	$1,179,933	$117,403	$(124,796)

Net income (loss)	$(1,367,657)	$994,113	$26,460	$(286,682)	$—

STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities	$1,367,849	$387,070	$54,942	$109,466	$—
Net cash used in investing activities	$13,007,494	$2,595,923	$1,374,545	$2,491,419	$—
Net cash provided by financing activities	$14,253,859	$3,852,064	$1,464,350	$3,102,096	$—

OTHER DATA:
Distributions declared	$1,773,715	$761,640	$341,147	$150,906	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on public offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at a price of $10.00 per share, with discounts available for certain purchasers, and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of December 31, 2013, we had accepted investors’ subscriptions for, and issued, 3,267,967 shares of our common stock in our initial public offering and follow-on offering, including 79,116 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $31,888,503.

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

As of December 31, 2013, our portfolio consisted of five investments: (1) the Woodlands hotel, a 91-room hotel situated on approximately 216,849 square foot (4.98 acre) parcel of land in The Woodlands, Texas, (2) the Germantown hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin hotel, a 123-suite hotel property located in Austin, Texas, and (5) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel.

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

Review of our Investment Policies

Our board of directors, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Market Outlook

The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory nationwide. The constraints on available credit have resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

Liquidity and Capital Resources

We commenced real estate operations with our first investment in a hotel property on May 27, 2010. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock in our continuous public offering, including those offered for sale through our distribution reinvestment plan, and through the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

We commenced real estate operations with our first investment in a hotel property on May 27, 2010. As of December 31, 2013, we owned four hotel properties. Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $1,367,849 and $387,070, respectively. The increase in net cash provided by operating activities was primarily due to an increase in operating income from the three hotel properties we acquired during 2013.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $13,007,494 and $2,595,923, respectively. The increase in net cash used in investing activities was primarily due to additions to hotel properties of $11,503,360 and an increase in restricted cash of $1,703,049, offset by repayments of a mortgage note receivable of $198,915.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing public offering, net of distributions paid to our stockholders, and the issuance of notes payable. Net cash provided by financing activities for the years ended December 31, 2013 and 2012 was $14,253,859 and $3,852,064, respectively. For the year ended December 31, 2013, the cash provided by financing activities consisted primarily of offering proceeds of $19,076,090, which was used to fund $2,440,963 in offering costs and $1,238,233 for the payment of dividends.

Cash and Cash Equivalents

As of December 31, 2013, we had cash on hand of $5,324,315.

Debt

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

As of December 31, 2013, our outstanding indebtedness totaled $44,441,355. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2013 and 2012, our debt levels did not exceed 300% of the value of our assets.

For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2013:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter

Long-term debt obligations(1)	$44,441,355	$865,794	$8,234,174	$10,617,854	$24,723,533

Interest payments on outstanding debt obligations(2)	14,568,465	2,031,506	4,026,828	2,919,293	5,590,838

Purchase obligations(3)	—	—	—	—	—

Total	$59,009,820	$2,897,300	$12,261,002	$13,537,147	$30,314,371

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2013.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2013.

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

Total offering costs for our initial public offering, which terminated on October 12, 2012, were $4,132,374. We directly incurred offering costs of $946,944 for our initial public offering and reimbursed our advisor for $742,134 in offering costs for our initial public offering. The remaining $2,443,296 in offering costs related to our initial public offering is not our liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of our shares of common stock in our completed initial public offering. We reimbursed our advisor for $28,083 in organization costs for our initial public offering.

As of December 31, 2013, total offering costs for our follow-on offering were $3,350,934. We directly incurred $2,099,207 of offering costs for our follow-on offering and reimbursed our advisor for $1,146,324 in offering costs for our follow-on offering. We have a $36,674 receivable from our advisor for offering costs related to our follow-on offering, which is recorded as an offset to other amounts owed to our advisor. As of December 31, 2013, $142,077 in offering costs related to our follow-on offering is not our liability because such costs exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we are required to reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, provided that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the “2%/25% limitation.” We may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2013, our total operating expenses were $906,976, which included $370,169 in operating expenses incurred directly by us and $536,807 incurred by our advisor on our behalf. Of the $906,976 in total operating expenses incurred during the four fiscal quarters ended December 31, 2013, $4,247 exceeded the 2%/25% limitation and is not reimbursable to our advisor.

Our advisor has irrevocably waived all operating expenses reimbursable to our advisor for the fiscal quarter ended December 31, 2013 (and each of the 10 prior fiscal quarters) to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed on our behalf by our advisor were $1,780,631 as of December 31, 2013. Prior to the commencement of the waiver period, our advisor incurred $2,079,044 in operating expenses on our behalf. Subject to a future determination by our board of directors, these expenses are not reimbursable to our advisor and are not our obligation.

Results of Operations

We commenced operations on May 27, 2010 in connection with our acquisition of our first investment in a hotel property. As of December 31, 2012, we owned the Woodlands hotel and the joint venture interest in the Hyatt Place note. As of December 31, 2013, we owned the Woodlands hotel, the Germantown hotel, the Charleston hotel, the Austin hotel and the joint venture interest in the Hyatt Place note. Because we sold our interest in the Residence Inn property and acquired one hotel in 2012 and acquired three hotel properties during 2013, our results of operations for the year ended December 31, 2013 are not directly comparable to those for the year ended December 31, 2012. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As a result of the sale of the Residence Inn property in August 2012, the revenues and expenses of the Residence Inn property are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented and are discussed below separately.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012

Revenue

Total revenue increased to $8,245,685 for the year ended December 31, 2013 from $1,094,920 for the year ended December 31, 2012. Total hotel revenue increased to $7,600,126 for the year ended December 31, 2013 compared to $436,652 for the year ended December 31, 2012 due to the fact that we owned three hotel properties at December 31, 2013 compared to one hotel property at December 31, 2012. Interest income from real estate loan receivable related to the Hyatt Place note decreased slightly to $645,559 for the year ended December 31, 2013 from $658,268 for the year ended December 31, 2012. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Woodlands hotel, the Germantown hotel and the Charleston hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses were $4,689,903 for the year ended December 31, 2013 compared to $274,322 for the year ended December 31, 2012. The increase in hotel operating expenses was primarily due to the fact that we owned three hotel properties at December 31, 2013 compared to one hotel property at December 31, 2012.

Property Taxes, Insurance and Other

Property taxes, insurance and other were $523,220 for the year ended December 31, 2013 compared to $29,615 for the year ended December 31, 2012. This increase was due to the fact that we owned the Woodlands hotel for the entire reporting period and acquired three additional hotels in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $1,419,203 for the years ended December 31, 2013 compared to $58,650 for the year ended December 31, 2012. The increase in depreciation and amortization expense was primarily due to the fact that we owned three hotel properties at December 31, 2013 compared to one hotel property at December 31, 2012.

Property Acquisition Expenses

Property acquisition expenses were $1,353,078 for the year ended December 31, 2013 compared to $365,720 for the year ended December 31, 2012. The increase in acquisition expenses was primarily due to our acquisition of three properties during 2013 as compared to our acquisition of one property during 2012.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased from $138,479 for the year ended December 31, 2012 to $370,169 for the year ended December 31, 2013. These general and administrative expenses consisted primarily of asset management fees and restricted stock compensation. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense was $1,241,569 for the year ended December 31, 2013 compared to $413,954 for the year ended December 31, 2012. This increase in interest expense was due to the fact that we incurred additional indebtedness of $27,100,000 in 2013 related to three hotel property acquisitions. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the year ended December 31, 2013 was $16,200 compared to $0 for the year ended December 31, 2012.

Income from Discontinued Operations

Total income from discontinued operations was $1,179,933 for the year ended December 31, 2012, which related to our interest in the Residence Inn property, which we sold on August 12, 2012. Total income from discontinued operations was $0 for the year ended December 31, 2013.

Net Income (Loss)

We had a net loss of $1,367,657 for the year ended December 31, 2013 compared to net income of $994,113 for the year ended December 31, 2012. Our decrease in net income for the year ended December 31, 2013 is due to the factors described above. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $78,224 and $373,806, and income (loss) attributable to a noncontrolling interest in common operating partnership units of $(50) and $79, net income (loss) attributable to us was $(1,445,831) and $620,228 for the years ended December 31, 2013 and 2012, respectively.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $16,200 and $0 in current income taxes for the years ended December 31, 2013 and 2012, respectively. We had a net deferred tax liability of $0 as of December 31, 2013 and 2012.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no material uncertain tax positions as of December 31, 2013.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary. We have not recorded any adjustment to our financial statements as a result of this interpretation. We have tax years 2009, 2010, 2011, 2012 and 2013 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairments

For real estate we own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such losses for the years ended December 31, 2013 and 2012.

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

When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, we record a valuation allowance through a charge to earnings for any shortfall. Our assessment of impairment is based on considerable judgment and estimates. We did not record a valuation allowance during the years ended December 31, 2013 and 2012.

Earnings (Loss) per Share

Earnings (loss) per share, or EPS, is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 5,625 and 8,125 shares as of December 31, 2013 and 2012, respectively, held by our independent directors are included in the calculation of earnings per share because the effect is dilutive. Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of December 31, 2013, our only investments consisted of the Woodlands hotel, the Germantown hotel, the Charleston hotel, the Austin hotel and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

Distributions

On May 20, 2010, we authorized and declared a cash distribution to our stockholders, or the distribution, contingent upon the closing of our first investment in a hotel property, which occurred on May 27, 2010. The distribution (1) accrues daily to our stockholders of record on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to the distribution reinvestment plan for the years ended December 31, 2012 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Fourth Quarter 2012	177,655	61,594	239,249
Total	$531,002	$177,023	$708,025

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Fourth Quarter 2013	406,378	138,908	545,286
Total	$1,238,233	$408,987	$1,647,220

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the distribution reinvestment plan.

We paid $708,025 in aggregate distributions in the year ended December 31, 2012, comprised of $531,002 in cash distributions and $177,023 in shares issued pursuant to our distribution reinvestment plan. We paid $1,647,220 in aggregate distributions for the year ended December 31, 2013, comprised of $1,238,233 in cash distributions and $408,987 in shares issued pursuant to our distribution reinvestment plan. For the years ended December 31, 2012 and 2013, we had cash provided by operating activities of $387,070 and $1,367,849, respectively, and our funds from operations were negative $324,661 and $26,678, respectively. For information on how we calculate funds from operations, see “Funds from Operations and Modified Funds from Operations” below. For the year ended December 31, 2013, approximately 83% of distributions were paid from cash provided by operating activities and the remaining approximately 17% was paid from offering proceeds. For the year ended December 31, 2012, approximately 55% of distributions were paid from cash provided by operating activities and the remaining approximately 45% was paid from offering proceeds. Of the $2,809,533 in total distributions we paid during the period from our inception through December 31, 2013, including shares issued pursuant to our distribution reinvestment plan, approximately 68% was funded from cash flow from operations and approximately 32% was funded from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2013 and 2012 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2013	2012
Net Income (Loss)	$(1,367,657)	$994,113
Adjustments:
Depreciation of real estate assets	1,419,203	231,279
Gain on disposition of hotel property	—	(1,510,786)
Adjustments for noncontrolling interests	(78,224)	(39,267)
Funds from Operations	(26,678)	(324,661)
Adjustments:
Loss from early extinguishment of debt	—	466,056
Stock/unit-based compensation	89,004	100,086
Amortization of deferred loan costs	39,118	30,881
Property acquisition expense	1,353,078	365,720
Adjustments for noncontrolling interests	(2,749)	(123,611)
Modified Funds from Operations	$1,451,773	$514,471

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of certain of our investments. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

As of March 13, 2014, we had accepted investors’ subscriptions for, and issued 3,945,698 shares of our common stock in our initial public offering and follow-on offering, including 92,479 shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds to us of $38,532,188.

Distributions Declared

On December 31, 2013, we declared a distribution in the aggregate amount of $217,877, of which $156,133 was paid in cash on January 15, 2014 and $61,744 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On January 31, 2014, we declared a distribution in the aggregate amount of $231,204, of which $166,003 was paid in cash on February 14, 2014 and $65,201 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On February 28, 2014, we declared a distribution in the aggregate amount of $227,878, of which $160,232 was paid in cash on March 14, 2014 and $67,646 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock.

Potential Property Acquisition

On February 3, 2014, we entered into an Agreement of Purchase and Sale with an unaffiliated third party seller for the acquisition of a hotel property located in Newark, California commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley, or the Silicon Valley Hotel, for an aggregate purchase price of $11,400,000, excluding acquisition costs. We intend to finance the acquisition of the Silicon Valley Hotel with proceeds from our ongoing public offering and the assumption of existing financing secured by the Silicon Valley Hotel.

The acquisition of the Silicon Valley Hotel is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of our common stock in our public offering to fund a portion of the purchase price for the Silicon Valley Hotel; (2) our ability to obtain lender consent to our assumption of the existing financing secured by the Silicon Valley Hotel; and (3) the absence of a material adverse change to the Silicon Valley Hotel prior to the date of the acquisition. There is no assurance that we will close the acquisition of the Silicon Valley Hotel on the terms described above, or at all.

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

As of December 31, 2013, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The table below summarizes our notes payable as of December 31, 2013 based on their maturity dates:

	Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Fair Value(1)

Notes Payable
Fixed Rate	$865,794	$918,634	$7,315,540	$846,313	$9,771,541	$24,723,533	$44,441,355
Adjustable Rate	—	—	—	—	—	—	—
Interest rate(2)	4.6%	4.7%	4.7%	4.5%	4.6%	5.0%	—

(1)	The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2013.
(2)

Interest rates reflected in table represent the weighted-average interest rate accrued on outstanding indebtedness. The financing used to acquire the Hyatt Place note, or the acquisition note, bears interest at a fixed rate of 3.00% per annum through August 21, 2015. For the period from August 21, 2015 through the acquisition note maturity date of May 5, 2018, the acquisition note will bear interest at a fixed rate equal to (a) the Prime Rate (as defined in the note) in effect as of August 21, 2015, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law.

The weighted-average interest rate of our fixed rate debt was 4.69% at December 31, 2013. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2013. At December 31, 2013, the fair value of our fixed rate debt was $44,441,355 and the carrying value of our fixed rate debt was $44,441,355.

We may be also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and other loans, including the Hyatt Place note.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2013, we were exposed to credit risk with respect to our investment in the Hyatt Place note.

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

On February 8, 2012, our audit committee engaged Frazier & Deeter as its independent registered public accounting firm.  We engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2011 fiscal year, (2) audit the 2009 and 2010 audited financial statements and (3) review the interim consolidated financial statements for 2011. On May 8, 2012, we engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2012 fiscal year, (2) audit the 2012 financial statements and (3) review the interim consolidated financial statements for 2012. On July 31, 2013, we engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2013 fiscal year, (2) audit the 2013 financial statements and (3) review the interim consolidated financial statements for 2013.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	50	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	59	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	49	Independent Director
John P. Thompson	50	Independent Director
Charles L. Horn	53	Independent Director

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

Our board of directors, excluding Mr. Moody, has determined that the leadership positions previously and currently held by Mr. Moody, and the extensive experience Mr. Moody has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Moody with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Moody is a highly qualified candidate to serve as one of our directors.

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

William H. Armstrong III has served as one of our independent directors since September 2008, the month in which our Company was formed. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C. based non-profit organization, and he has been active in NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received his B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Armstrong is a highly qualified candidate to serve as one of our directors.

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

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Thompson is a highly qualified candidate to serve as one of our directors.

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

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as a certified public accountant and an officer of a publicly traded company has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Consequently, our board of directors has determined that Mr. Horn is a highly qualified candidate to serve as one of our directors.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2013. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	—	$—
William H. Armstrong, III	55,000	25,000	—	80,000
John P. Thompson	55,000	25,000	—	80,000
Charles L. Horn	65,000	25,000	—	90,000
Total	$175,000	$75,000	—	$250,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)	As described below under “Independent Directors Compensation Plan,” each of Messrs. Armstrong, Horn and Thompson received a grant of 2,500 shares upon their reelection to the our board of directors on August 13, 2013, the date of the annual meeting of our stockholders. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board of directors receives 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2013, 42,500 shares of restricted common stock have been granted to our independent directors and 1,250 shares of restricted common stock have been forfeited by a resigning independent director.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,958,750
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,958,750

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 13, 2014, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody (3)	30,003	0.8%
Robert W. Engel	—	—
William H. Armstrong, III	15,139	0.4%
John P. Thompson	15,139	0.4%
Charles L. Horn	10,000	0.3%
All Directors and Executive Officers as a group	70,281	1.9%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(3)	Includes 30,003 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

As of December 31, 2013, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody Holdings owned 100% of the special units issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings is not entitled to receive any other distributions.

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

Hyatt Place Note

On June 3, 2011, and effective as of May 5, 2011, we acquired a joint venture interest in the Hyatt Place note, which was issued by Moody National HP Grapevine Trust, a Delaware statutory trust established by affiliates of our sponsor, or the trust. We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture. Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture and certain holders of ownership interests in the trust, or the trust members, initially collectively owned an approximately 12.5% membership interest in the note joint venture. As of December 31, 2013, our operating partnership had made additional capital contributions to the note joint venture, as a result of which our operating partnership’s membership interest in the note joint venture increased to 74.5% and the collective membership interest in the note joint venture of the trust members has decreased to 11.5%. As of December 31, 2013, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the acquisition note.

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

•	We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. For the year ended December 31, 2012, we paid our advisor an acquisition fee of $180,000 in connection with the acquisition of the Woodlands Hotel. For the year ended December 31, 2013, we paid our advisor aggregate acquisition fees of $577,650 in connection with the acquisition of the Germantown Hotel, the Charleston Hotel and the Austin Hotel.

•	We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. As of December 31, 2013, we had not paid our advisor any origination fees.

•	We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. For the years ended December 31, 2013 and 2012, we incurred asset management fees of $227,306 and $33,303 in asset management fees payable to our advisor, respectively.

•	We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. For the year ended December 31, 2012, we did not pay our advisor any debt financing fees, due to the fact that our advisor waived its debt financing fee in connection with the financing of the Woodlands hotel. For the year ended December 31, 2013, we paid our advisor aggregate debt financing fees of $271,000 related to the financing for our acquisition of the Germantown hotel, the Charleston hotel and the Austin hotel.

•	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. As of December 31, 2013, we had not paid our advisor any disposition fees.

•	Where we engage Moody National Hospitality Management, LLC as our property manager, we pay Moody National Hospitality Management, LLC a market-based property management fee and accounting fee in connection with the operation and management of properties. For the year ended December 31, 2012, we paid Moody National Hospitality Management, LLC management fees of $13,102 and accounting fees of $2,500. For the year ended December 31, 2013, we paid Moody National Hospitality Management, LLC management fees of $227,787 and accounting fees of $65,000.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

•	Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

Total offering costs for our initial public offering, which terminated on October 12, 2012, were $4,132,374. We directly incurred offering costs of $946,944 for our initial public offering and reimbursed our advisor for $742,134 in offering costs for our initial public offering. The remaining $2,443,296 in offering costs related to our initial public offering is not our liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of our shares of common stock in our completed initial public offering. We reimbursed our advisor for $28,083 in organization costs for our initial public offering.

As of December 31, 2013, total offering costs for our follow-on offering were $3,350,934. We directly incurred $2,099,207 of offering costs for our follow-on offering and reimbursed our advisor for $1,146,324 in offering costs for our initial public offering. We have a $36,674 receivable from our advisor for offering costs related to our follow-on offering, which is recorded as an offset to other amounts owed to our advisor. As of December 31, 2013, $142,077 in offering costs related to our follow-on offering is not our liability because such costs exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

•	We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2013, our total operating expenses were $906,976, which included $370,169 in operating expenses incurred directly by us and $536,807 incurred by our advisor on our behalf. Of the $906,976 in total operating expenses incurred during the four fiscal quarters ended December 31, 2013, $4,247 exceeded the 2%/25% limitation and is not reimbursable to our advisor. Our advisor has irrevocably waived all expenses reimbursable to our advisor for the fiscal quarter ended December 31, 2013 (and the prior 10 fiscal quarters) to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during such waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,780,631 as of December 31, 2013. Prior to the commencement of the waiver period, our advisor incurred $2,079,044 in operating expenses on our behalf. Subject to a future determination by our board of directors, these expenses are not reimbursable to our advisor and are not our obligation. For the year ended December 31, 2013, our total operating expenses as a percentage of average invested assets were 2.0%.

•	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. As of December 31, 2013, we had not reimbursed our advisor for any acquisition expenses.

Our advisory agreement has a one-year term expiring April 15, 2014, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offering of common stock is Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, Moody Securities is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our offering. Our dealer manager agreement with Moody Securities provides for the following compensation:

•	We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our continuous public offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to our distribution reinvestment plan. As of December 31, 2013, we had paid our dealer manager an aggregate of $2,278,736 in selling commissions. During the year ended 2013, we paid our dealer manager $1,387,952 in selling commissions. During the year ended December 31, 2012, we paid our dealer manager $595,905 in selling commissions.

•	We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our continuous public offering, a portion of which may be reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to our distribution reinvestment plan. As of December 31, 2013, we had paid our dealer manager an aggregate of $653,686 in dealer manager fees. During the year ended 2013, we paid our dealer manager $422,906 in dealer manager fees. During the year ended December 31, 2012, we paid our dealer manager $167,783 in dealer manager fees.

•	We reimburse the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in our continuous public offering, including shares sold pursuant to our distribution reinvestment plan. These due diligence expenses will not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our continuous public offering, and we have the right to require detailed and itemized invoices for any such expenses. We will also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2013, our dealer manager had incurred no such expenses.

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

Independent Registered Public Accounting Firm

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm, and provided certain tax and other services to us, from January 15, 2008, the date of our formation, to November 2010. On November 4, 2010, we and Deloitte mutually agreed to the cessation of Deloitte’s engagement as our independent registered public accounting firm upon the completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010. During 2012 and 2013, Deloitte provided tax and certain review services to us. On November 8, 2010, the audit committee of our board of directors approved the engagement of Pannell Kerr Forster of Texas, P.C., or PKF, as our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011. As discussed in Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, PKF resigned as our auditor on February 8, 2012 and our audit committee appointed Frazier & Deeter, LLC, or Frazier & Deeter, as our new independent auditor. On May 8, 2012, we engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2012 fiscal year, (2) audit the 2012 financial statements and (3) review the interim consolidated financial statements for 2012. On July 31, 2013, we engaged Frazier & Deeter to (1) serve as our independent registered public accounting firm for the 2013 fiscal year, (2) audit the 2013 financial statements and (3) review the interim consolidated financial statements for 2013.

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

All services rendered by Deloitte and Frazier & Deeter for the years ended December 31, 2013 and 2012 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Deloitte

The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us by Deloitte for professional accounting services for the years ended December 31, 2013 and 2012 are set forth in the table below.

	2013	2012
Audit fees	$—	$38,075
Audit related fees	—	—
Tax fees	50,500	37,000
All other fees	—	—
Total	$50,500	$75,075

Frazier & Deeter

The audit committee reviewed the audit and non-audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Frazier & Deeter. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2013 and 2012 are set forth in the table below.

	2013	2012
Audit fees	$295,950	$316,003
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$295,950	$316,003

For purposes of the preceding tables, Deloitte’s and Frazier & Deeter’s professional fees are classified as follows:

•	Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-17 through F-18 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.2	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.3	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.4	Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.5	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated herein by reference)

10.6	MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”) and incorporated herein by reference)

10.7	Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (filed as Exhibit 10.2 to the June 9th Form 8-K and incorporated herein by reference)

10.8	Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (filed as Exhibit 10.3 to the June 9th Form 8-K and incorporated herein by reference)

10.9	Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (filed as Exhibit 10.4 to the June 9th Form 8-K and incorporated herein by reference)

10.10	Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (filed as Exhibit 10.5 to the June 9th Form 8-K and incorporated herein by reference)

10.11	Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (filed as Exhibit 10.6 to the June 9th Form 8-K and incorporated herein by reference)

10.12	Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (filed as Exhibit 10.7 to the June 9th Form 8-K and incorporated herein by reference)

10.13	Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (filed as Exhibit 10.8 to the June 9th Form 8-K)

10.14	Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (filed as Exhibit 10.9 to the June 9th Form 8-K and incorporated herein by reference)

10.15	Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (filed as Exhibit 10.10 to the June 9th Form 8-K and incorporated herein by reference)

10.16	Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (filed as Exhibit 10.11 to the June 9th Form 8-K and incorporated herein by reference)

10.17	Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (filed as Exhibit 10.12 to the June 9th Form 8-K and incorporated herein by reference)

10.18	Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.13 to the June 9th Form 8-K and incorporated herein by reference)

10.19	Assignment and Assumption of Purchase Agreement, dated as of April 12, 2012, by and between Moody National Companies, LP and Moody National Wood-Hou Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.20	Purchase Agreement, dated as of March 22, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.21	First Amendment to Purchase Agreement, dated as of April 6, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.22	Agreement of Purchase and Sale, dated August 14, 2012, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and 6096 Barfield Road, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2012)

10.23	Fee and Expense Waiver Agreement, dated September 28, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.24	Hotel Lease Agreement, dated November 7, 2012, by and between Moody National Wood-Hou Holding, LLC and Moody National Wood-Hou MT, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.25	Hotel Management Agreement, dated November 7, 2012, by and between Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.26	Promissory Note, dated November 17, 2006, by Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC and Miriam Hotel Houston, LLC, in favor of ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.27	Consent, Modification and Assumption Agreement With Release, dated November 7, 2012, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC, Terrapin Operator Woodlands, LLC, Moody Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Wood-Hou MT, LLC, Brett C. Moody and U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.28	Deed of Trust and Security Agreement, dated November 17, 2006, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.29	Security Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.30	Assignment of Leases and Rents, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.31	Assignment and Subordination of Management Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.32	Indemnity and Guaranty Agreement, dated November 7, 2012, by Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.33	Hazardous Substances Indemnity Agreement, dated November 7, 2012, by Moody National Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.34	Agreement of Purchase and Sale, dated February 11, 2013, by and among Moody National REIT I, Inc. and SHG HP Germantown, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2013)

10.35	Assignment and Assumption of Purchase Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.48 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.36	Hotel Lease Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.49 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.37	Hyatt Place Hotel Franchise Agreement, dated April 9, 2013, by and between Hyatt Place Franchising, L.L.C. and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.50 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.38	Guaranty and Assumption of Obligations, dated April 9, 2013, by Moody National REIT I, Inc. in favor of Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.39	Hotel Management Agreement, dated April 9, 2013, by and between Moody National HP G-Town MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.40	Promissory Note, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.41	Loan Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.42	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 9, 2013, by and among Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.43	Assignment of Leases and Rents, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.44	Assignment of Management Agreement and Subordination of Management Fees, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Moody National Hospitality Management, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.45	Guaranty of Recourse Obligations, dated April 9, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.46	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.47	Agreement of Purchase and Sale, dated April 23, 2013, by and between Naman Ashley I, LLC and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10. to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.48	Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 2, 2013, by and between Moody National REIT I, Inc. and Moody National HP N-Charles Holding, LLC (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.49	Hotel Lease Agreement, dated July 2, 2013, by and between Moody National HP N-Charles Holding, LLC and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.50	Hotel Management Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.63 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.51	Hyatt Place Hotel Franchise Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.64 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.52	Promissory Note, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.65 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.53	Loan Agreement, dated July 2, 2013, by and between by Moody National HP N-Charles Holding, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.66 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.54	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.67 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.55	Guaranty Agreement, dated July 2, 2013, by Moody National REIT I, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.68 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.56	Guaranty Agreement, dated July 2, 2013, by Brett C. Moody in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.69 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.57	Master Lease Subordination and Attornment Agreement, dated July 2, 2013, by and between JPMorgan Chase Bank, National Association and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.70 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.58	Assignment of Management Agreement and Subordination of Management Fees, dated July 2, 2013, by and among Moody National HP N-Charles Holding, LLC, JPMorgan Chase Bank, National Association and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.71 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.59	Environmental Indemnity Agreement, dated July 2, 2013, by and between Moody National REIT I, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.72 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.60	Agreement of Purchase and Sale, dated September 3, 2013, by and between Moody National REIT I, Inc., Sethi Family Trust and Kapil D. Prashar (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.61*	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC

10.62*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC

10.63*	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC

10.64*	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC

10.65*	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

10.66*	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC

10.67*	Fee and Expense Waiver Agreement, dated December 30, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: March 19, 2014	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief	March 19, 2014
Brett C. Moody	Executive Officer and President (Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer, Treasurer and	March 19, 2014
Robert W. Engel	Secretary (Principal Financial and Accounting Officer)

/s/ William H. Armstrong	Director	March 19, 2014
William H. Armstrong, III

/s/ Charles L. Horn	Director	March 19, 2014
Charles L. Horn

/s/ John P. Thompson	Director	March 19, 2014
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

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.2	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.3	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.4	Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.5	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated herein by reference)

10.6	MNHP Note Holder, LLC Limited Liability Company Operating Agreement, effective June 3, 2011, by and among Moody National Operating Partnership I, L.P., Moody National Mortgage Corporation and the other Members party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011 (the “June 9th Form 8-K”) and incorporated herein by reference)

10.7	Note Purchase Agreement, dated as of March 31, 2011, by and between Patriot Bank and Moody National Realty Company, L.P. (filed as Exhibit 10.2 to the June 9th Form 8-K and incorporated herein by reference)

10.8	Assignment and Assumption of Note Purchase Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and MNHP Note Holder, LLC (filed as Exhibit 10.3 to the June 9th Form 8-K and incorporated herein by reference)

10.9	Renewal, Extension and Modification Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Moody National HP Grapevine Trust (filed as Exhibit 10.4 to the June 9th Form 8-K and incorporated herein by reference)

10.10	Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Patriot Bank and MNHP Note Holder, LLC (filed as Exhibit 10.5 to the June 9th Form 8-K and incorporated herein by reference)

10.11	Commercial Loan Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and among Patriot Bank, MNHP Note Holder, LLC, Moody National Realty Company, L.P., Moody National Mortgage Corporation, Moody National Management, L.P. and Brett C. Moody (filed as Exhibit 10.6 to the June 9th Form 8-K and incorporated herein by reference)

10.12	Promissory Note, dated as of June 3, 2011 and effective as of May 5, 2011, by MNHP Note Holder, LLC in favor of Patriot Bank (filed as Exhibit 10.7 to the June 9th Form 8-K and incorporated herein by reference)

10.13	Collateral Assignment of Notes and Liens, dated as of June 3, 2011 and effective as of May 5, 2011, by and between MNHP Note Holder, LLC and Patriot Bank (filed as Exhibit 10.8 to the June 9th Form 8-K)

10.14	Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Mortgage Corporation and Patriot Bank (filed as Exhibit 10.9 to the June 9th Form 8-K and incorporated herein by reference)

10.15	Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Realty Company, L.P. and Patriot Bank (filed as Exhibit 10.10 to the June 9th Form 8-K and incorporated herein by reference)

10.16	Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Moody National Management, L.P. and Patriot Bank (filed as Exhibit 10.11 to the June 9th Form 8-K and incorporated herein by reference)

10.17	Limited Guaranty Agreement, dated as of June 3, 2011 and effective as of May 5, 2011, by and between Brett C. Moody and Patriot Bank (filed as Exhibit 10.12 to the June 9th Form 8-K and incorporated herein by reference)

10.18	Amendment to Promissory Note, effective June 3, 2011, by and between Moody National Perimeter REIT JV Member, LLC and Moody National RI Perimeter TO, LLC (filed as Exhibit 10.13 to the June 9th Form 8-K and incorporated herein by reference)

10.19	Assignment and Assumption of Purchase Agreement, dated as of April 12, 2012, by and between Moody National Companies, LP and Moody National Wood-Hou Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.20	Purchase Agreement, dated as of March 22, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.21	First Amendment to Purchase Agreement, dated as of April 6, 2012, by and between Moody National Companies, LP and Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Marc Hotel Houston, LLC Miriam Hotel Houston, LLC and Terrapin Operator Woodlands, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 13, 2012)

10.22	Agreement of Purchase and Sale, dated August 14, 2012, by and among Moody National RI Perimeter Holding, LLC, Moody National RI Perimeter Master Tenant, LLC and 6096 Barfield Road, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form8-K filed on August 20, 2012)

10.23	Fee and Expense Waiver Agreement, dated September 28, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.24	Hotel Lease Agreement, dated November 7, 2012, by and between Moody National Wood-Hou Holding, LLC and Moody National Wood-Hou MT, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.25	Hotel Management Agreement, dated November 7, 2012, by and between Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.26	Promissory Note, dated November 17, 2006, by Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, LLC, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC and Miriam Hotel Houston, LLC, in favor of ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.27	Consent, Modification and Assumption Agreement With Release, dated November 7, 2012, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC, Terrapin Operator Woodlands, LLC, Moody Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Wood-Hou MT, LLC, Brett C. Moody and U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.28	Deed of Trust and Security Agreement, dated November 17, 2006, by and among Woodlands Terrapin Investors I, LLC, Woodlands Terrapin Investors II, LLC, Woodlands Terrapin Investors III, 537 Houston, LLC, Maven Houston, LLC, Marc Hotel Houston, LLC, Miriam Hotel Houston, LLC and ARCS Commercial Mortgage Co., L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.29	Security Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.30	Assignment of Leases and Rents, dated November 7, 2012, by Moody National Wood-Hou MT, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.31	Assignment and Subordination of Management Agreement, dated November 7, 2012, by Moody National Wood-Hou MT, LLC and Moody National Hospitality Management, LLC in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.32	Indemnity and Guaranty Agreement, dated November 7, 2012, by Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.33	Hazardous Substances Indemnity Agreement, dated November 7, 2012, by Moody National Wood-Hou Holding, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P. and Brett C. Moody in favor of U.S. Bank National Association, as Trustee, Successor-In-Interest to Bank of America, N.A., as Trustee, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 15, 2012)

10.34	Agreement of Purchase and Sale, dated February 11, 2013, by and among Moody National REIT I, Inc. and SHG HP Germantown, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2013)

10.35	Assignment and Assumption of Purchase Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.48 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.36	Hotel Lease Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.49 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.37	Hyatt Place Hotel Franchise Agreement, dated April 9, 2013, by and between Hyatt Place Franchising, L.L.C. and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.50 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.38	Guaranty and Assumption of Obligations, dated April 9, 2013, by Moody National REIT I, Inc. in favor of Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.39	Hotel Management Agreement, dated April 9, 2013, by and between Moody National HP G-Town MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.40	Promissory Note, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.41	Loan Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.42	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 9, 2013, by and among Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.43	Assignment of Leases and Rents, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.44	Assignment of Management Agreement and Subordination of Management Fees, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Moody National Hospitality Management, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.45	Guaranty of Recourse Obligations, dated April 9, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.46	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.47	Agreement of Purchase and Sale, dated April 23, 2013, by and between Naman Ashley I, LLC and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10. to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.48	Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 2, 2013, by and between Moody National REIT I, Inc. and Moody National HP N-Charles Holding, LLC (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.49	Hotel Lease Agreement, dated July 2, 2013, by and between Moody National HP N-Charles Holding, LLC and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.50	Hotel Management Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.63 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.51	Hyatt Place Hotel Franchise Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.64 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.52	Promissory Note, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.65 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.53	Loan Agreement, dated July 2, 2013, by and between by Moody National HP N-Charles Holding, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.66 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.54	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.67 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.55	Guaranty Agreement, dated July 2, 2013, by Moody National REIT I, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.68 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.56	Guaranty Agreement, dated July 2, 2013, by Brett C. Moody in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.69 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.57	Master Lease Subordination and Attornment Agreement, dated July 2, 2013, by and between JPMorgan Chase Bank, National Association and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.70 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.58	Assignment of Management Agreement and Subordination of Management Fees, dated July 2, 2013, by and among Moody National HP N-Charles Holding, LLC, JPMorgan Chase Bank, National Association and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.71 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.59	Environmental Indemnity Agreement, dated July 2, 2013, by and between Moody National REIT I, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.72 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.60	Agreement of Purchase and Sale, dated September 3, 2013, by and between Moody National REIT I, Inc., Sethi Family Trust and Kapil D. Prashar (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.61*	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC

10.62*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC

10.63*	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC

10.64*	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC

10.65*	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

10.66*	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC

10.67*	Fee and Expense Waiver Agreement, dated December 30, 2013 by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Moody National REIT I, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2013 and 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Frazier & Deeter, LLC

Frazier & Deeter, LLC

Atlanta, Georgia

March 19, 2014

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Investment in hotel properties, net	$49,136,124	$11,942,238
Cash	5,324,315	2,710,101
Restricted cash	3,295,529	1,592,480
Accounts receivable, net of allowance of $12,000 and $3,000, respectively	124,578	77,123
Mortgage note receivable	12,269,485	12,468,400
Prepaid expenses and other assets	107,193	107,684
Deferred costs, net of accumulated amortization of $69,411 and $20,564, respectively	660,372	188,219

Total Assets	$70,917,596	$29,086,245

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$44,441,355	$17,904,671
Accounts payable and accrued expenses	1,194,726	387,566
Due to related parties	427,985	—
Dividends payable	217,877	91,381

Total Liabilities	46,281,943	18,383,618

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 3,331,439 and 1,373,279 shares issued and outstanding at December 31, 2013 and 2012, respectively	33,314	13,733
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	28,279,101	11,165,565
Accumulated deficit	(4,164,515)	(945,049)
Total stockholders’ equity	24,147,900	10,234,249
Noncontrolling interest -100 common units of the Operating Partnership	753	883
Noncontrolling interest in consolidated joint venture	486,000	466,495
Total Equity	24,634,653	10,701,627

TOTAL LIABILITIES AND EQUITY	$70,917,596	$29,086,245

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012

Revenue
Room revenue	$7,296,615	$424,678
Other hotel revenue	303,511	11,974
Total hotel revenue	7,600,126	436,652
Interest income from note receivable	645,559	658,268
Total revenue	8,245,685	1,094,920

Expenses
Hotel operating expenses	4,689,903	274,322
Property taxes, insurance and other	523,220	29,615
Depreciation and amortization	1,419,203	58,650
Property acquisition	1,353,078	365,720
Corporate general and administrative	370,169	138,479
Total expenses	8,355,573	866,786

Operating Income (Loss)	(109,888)	228,134

Interest expense and amortization of deferred loan costs	1,241,569	413,954

Loss before income tax expense	(1,351,457)	(185,820)
Income tax expense	16,200	—
Loss from continuing operations	(1,367,657)	(185,820)
Income from discontinued operations (net of income tax of $0 and $1,500, respectively)	—	1,179,933

Net Income (Loss)	(1,367,657)	994,113
Income attributable to noncontrolling interest from consolidated joint ventures	(78,224)	(373,806)

(Income) loss attributable to noncontrolling interest in common operating partnership units	50	(79)
Net income (loss) attributable to common shareholders	$(1,445,831)	$620,228

Per-share information – basic and diluted:
Loss from continuing operations	$(0.62)	$(0.20)
Income from discontinued operations	$—	$1.24
Net income (loss) attributable to common shareholders	$(0.65)	$0.65
Dividends declared	$0.80	$0.80
Weighted average shares outstanding	2,213,596	950,374

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2013 and 2012

	Common Stock		Preferred Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Joint Venture	Total Equity

Balance at January 1, 2012	576,377	$5,764	—	$—	$4,885,131	$(803,717)	100	$884	$1,049,287	$5,137,349
Issuance of common stock and operating partnership units, net of offering costs	767,018	7,670	—	—	6,485,425	—	—	—	—	6,493,095
Offering costs advanced to related parties	—	—	—	—	(481,801)	—	—	—	—	(481,801)
Issuance of common stock pursuant to dividend reinvestment plan	18,634	186	—	—	176,837	—	—	—	—	177,023
Compensation plan shares forfeited	(1,250)	(12)	—	—	(5,140)	—	—	—	—	(5,152)
Stock/unit-based compensation expense	12,500	125	—	—	105,113	—	—	—	—	105,238
Net income	—	—	—	—	—	620,228	—	79	373,806	994,113
Dividends and distributions declared	—	—	—	—	—	(761,560)	—	(80)	(956,598)	(1,718,238)

Balance at December 31, 2012	1,373,279	$13,733	—	$—	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627

Balance at January 1, 2013	1,373,279	$13,733	—	$—	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627
Issuance of common stock and operating partnership units, net of offering costs	1,907,609	19,076	—	—	16,134,250	—	—	—	—	16,153,326
Offering costs repaid by related parties	—	—	—	—	481,801	—	—	—	—	481,801
Issuance of common stock pursuant to dividend reinvestment plan	43,051	430	—	—	408,556	—	—	—	—	408,986
Stock/unit-based compensation expense	7,500	75	—	—	88,929	—	—	—	—	89,004
Net income (loss)	—	—	—	—	—	(1,445,831)	—	(50)	78,224	(1,367,657)
Dividends and distributions declared	—	—	—	—	—	(1,773,635)	—	(80)	(58,719)	(1,832,434)

Balance at December 31, 2013	3,331,439	$33,314	—	$—	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$(1,367,657)	$994,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,419,203	231,279
Amortization of deferred loan costs	39,118	105,705
Stock-based compensation	89,004	100,086
Deferred income tax benefit	—	(36,700)
Gain on disposition of hotel property	—	(1,510,786)
Changes in operating assets and liabilities -
Accounts receivable	(47,455)	(26,791)
Prepaid expenses and other assets	491	(155,982)
Accounts payable and accrued expenses	807,160	714,400
Due to related parties	427,985	(28,254)
Net cash provided by operating activities	1,367,849	387,070
Cash flows from investing activities
Net proceeds from the sale of real estate	—	3,223,480
Increase in restricted cash	(1,703,049)	(661,243)
Repayments of mortgage note receivable	198,915	187,033
Additions to hotel properties	(11,503,360)	(5,345,193)
Net cash used in investing activities	(13,007,494)	(2,595,923)
Cash flows from financing activities
Proceeds from issuance of common stock	19,076,090	7,670,174
Offering costs	(2,440,963)	(1,658,879)
Dividends paid	(1,238,233)	(531,002)
Repayments of notes payable	(563,316)	(534,217)
Payments of deferred loan costs	(521,000)	(137,414)
Distributions to noncontrolling interest in joint venture	(58,719)	(956,598)
Net cash provided by financing activities	14,253,859	3,852,064

Net change in cash and cash equivalents	2,614,214	1,643,211
Cash and cash equivalents at beginning of period	2,710,101	1,066,890
Cash and cash equivalents at end of period	$5,324,315	$2,710,101
Supplemental Cash Flow Information
Interest paid	$1,187,941	$1,017,233
Income taxes paid	$—	$171,625
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$1,008,126	$403,946
Notes payable to finance acquisition of hotel properties	$27,100,000	$—
Assumption of note payable in connection with acquisition of hotel property	$—	$6,911,422
Issuance of common stock from dividend reinvestment plan	$408,987	$177,023
Dividends payable	$217,877	$91,381

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company commenced the follow-on offering. As of December 31, 2013, the Company had accepted subscriptions for, and issued, 3,267,967 shares of common stock in the Company’s initial public offering and follow-on offering, including 79,116 shares of common stock pursuant to the DRIP, resulting in aggregate offering proceeds to the Company of $31,888,503.

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

As of December 31, 2013, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Grapevine Property”); (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Hotel”); (3) a 127-guestroom hotel property located in Germantown, Tennessee, commonly known as the Germantown Hotel - Germantown (the “Germantown Hotel”); (4) a 113-guestroom hotel property located in North Charleston, South Carolina, commonly known as the Hyatt Place - North Charleston (the “Charleston Hotel”); and (5) a 123-suite hotel property located in Austin, Texas, commonly known as the Hampton Inn – Austin (the “Austin Hotel”). The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia commonly known as the Residence Inn by Marriot Perimeter Center (the “Residence Inn Property”). The Company sold the Residence Inn Property to a third-party buyer on August 23, 2012.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units of the OP (the “Special Units”) will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

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

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of December 31, 2013 or 2012.

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

For the Years Ended December 31, 2013 and 2012

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

Total offering costs for the Company’s initial public offering, which terminated on October 12, 2012, were $4,132,374. The Company directly incurred offering costs of $946,944 for the initial public offering and reimbursed Advisor for $742,134 in offering costs for the initial public offering. The remaining $2,443,296 in non-underwriting compensation offering costs related to the initial public offering is not the Company’s liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. The Company reimbursed Advisor for $28,083 in organization costs for the initial public offering.

As of December 31, 2013, total offering costs for the follow-on offering were $3,350,934. The Company directly incurred $2,099,207 of offering costs for the follow-on offering and reimbursed Advisor for $1,146,324 in offering costs for the follow-on offering. The Company has a $36,674 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of December 31, 2013, $142,077 in offering costs related to the follow-on offering is not the Company’s liability because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of December 31, 2013.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2009, 2010, 2011, 2012 and 2013 remaining subject to examination by various federal and state tax jurisdictions.

Concentration of Credit Risk

As of December 31, 2013, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

For the Years Ended December 31, 2013 and 2012

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years

Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate and real estate related assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2013 and 2012.

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

For the Years Ended December 31, 2013 and 2012

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the year ended December 31, 2013.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance. Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $69,411 and $20,564 as of December 31, 2013 and 2012, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending December 31	Total	Loan Costs	Franchise Costs
2014	$77,146	$56,478	$20,668
2015	77,176	56,508	20,668
2016	76,498	55,830	20,668
2017	58,309	37,641	20,668
Thereafter	371,243	154,532	216,711
Total	$660,372	$360,989	$299,383

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 5,625 shares as of December 31, 2013 held by the Company’s independent directors are not included in the calculation of loss per share because the effect is anti-dilutive. Non-vested shares of restricted stock, totaling 8,125 shares as of December 31, 2012, held by the Company’s independent directors are included in the calculation of earnings per share because the effect is dilutive. Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s results of operation, financial position or cash flows.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

3. Investment in Hotel Properties

Investments in hotel properties consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Land	$6,760,000	$2,460,000
Buildings and improvements	39,861,360	8,960,000
Furniture, fixtures and equipment	3,982,000	580,000
Total cost	50,603,360	12,000,000
Accumulated depreciation	(1,467,236)	(57,762)
Investment in hotel properties, net	$49,136,124	$11,942,238

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

Woodlands Hotel

On November 8, 2012, Moody National Wood-Hou Holding, LLC, a wholly owned subsidiary of the OP (“Moody Woodlands Holding”), acquired fee simple title to the Woodlands Hotel from third party sellers for an aggregate purchase price of $12,000,000, excluding acquisition costs. The Company financed the acquisition of the Woodlands Hotel with proceeds from its ongoing public offering and the assumption and modification of an existing mortgage loan secured by the Woodlands Hotel with a principal balance as of the closing date of $6,911,422, plus closing costs. The purchase price of the Woodlands Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,460,000, $8,960,000, and $580,000, respectively. Acquisitions costs of $397,254 were incurred and expensed in connection with the acquisition of the Woodlands Hotel. The Company has recognized approximately $3,587,484 and $437,417 in revenues for the years ended December 31, 2013 and 2012 , respectively, and $320,422 and $(353,577) in net income (loss) for the years ended December 31, 2013 and 2012, respectively, for the Woodlands Hotel. In connection with the acquisition of the Woodlands Hotel, the Company formed a taxable REIT subsidiary (the “Woodlands Hotel TRS”).  Upon the closing of the acquisition of the Woodlands Hotel, Moody National Wood-Hou MT, LLC, a wholly owned subsidiary of the Woodlands Hotel TRS (the “Woodlands Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Woodlands Master Tenant leases the Woodlands Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Woodlands Hotel pursuant to a Hotel Management Agreement with the Woodlands Master Tenant.

Germantown Hotel

On April 9, 2013, Moody National HP G-Town Holding, LLC, a wholly owned subsidiary of the OP (“Moody Germantown Holding”), acquired fee simple title to the Germantown Hotel from an unaffiliated third party seller for an aggregate purchase price of $11,300,000, excluding acquisition costs. The Company financed the acquisition of the Germantown Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Germantown Hotel. The purchase price of the Germantown Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,800,000, $8,300,000, and $1,200,000, respectively. Acquisitions costs of $410,520 were incurred and expensed in connection with the acquisition of the Germantown Hotel. The Company has recognized approximately $2,565,006 in revenues and a $333,773 net loss for the Germantown Hotel for the year ended December 31, 2013. In connection with the acquisition of the Germantown Hotel, the Company formed a taxable REIT subsidiary (the “Germantown Hotel TRS”).  Upon the closing of the acquisition of the Germantown Hotel, Moody National HP G-Town MT, LLC, a wholly owned subsidiary of the Germantown Hotel TRS (the “Germantown Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Germantown Master Tenant leases the Germantown Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Germantown Hotel pursuant to a Hotel Management Agreement with the Germantown Master Tenant.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Charleston Hotel

On July 2, 2013, Moody National HP N-Charles Holding, LLC, a wholly owned subsidiary of the OP (“Moody Charleston Holding”), acquired fee simple title to the Charleston Hotel from an unaffiliated third party seller for an aggregate purchase price of $11,800,000, excluding acquisition costs. The Company financed the acquisition of the Charleston Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Charleston Hotel. The purchase price of the Charleston Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,000,000, $9,613,000, and $1,187,000, respectively. Acquisitions costs of $466,638 were incurred and expensed in connection with the acquisition of the Charleston Hotel. The Company has recognized approximately $1,443,276 in revenues and a $622,905 net loss for the Charleston Hotel for the year ended December 31, 2013. In connection with the acquisition of the Charleston Hotel, the Company formed a taxable REIT subsidiary (the “Charleston Hotel TRS”).  Upon the closing of the acquisition of the Charleston Hotel, Moody National HP N-Charles MT, LLC, a wholly owned subsidiary of the Charleston Hotel TRS (the “Charleston Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Charleston Master Tenant leases the Charleston Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Charleston Hotel pursuant to a Hotel Management Agreement with the Charleston Master Tenant.

Austin Hotel

On December 30, 2013, Moody National Austin-GOVR Holding, LLC, a wholly owned subsidiary of the OP (“Moody Austin Holding”), acquired fee simple title to the Austin Hotel from an unaffiliated third party seller for an aggregate purchase price of $15,350,000, excluding acquisition costs. The Company financed the acquisition of the Austin Hotel with proceeds from its ongoing public offering and approximately $7,800,000 of indebtedness secured by the Austin Hotel. The purchase price of the Austin Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,500,000, $12,895,000, and $1,015,000, respectively. Acquisitions costs of $443,386 were incurred and expensed in connection with the acquisition of the Austin Hotel. The Company has recognized approximately $9,861 in revenues and a $666,216 net loss for the Austin Hotel for the year ended December 31, 2013. In connection with the acquisition of the Austin Hotel, the Company formed a taxable REIT subsidiary (the “Austin Hotel TRS”).  Upon the closing of the acquisition of the Austin Hotel, Moody National Austin-GOVR MT, LLC, a wholly owned subsidiary of the Austin Hotel TRS (the “Austin Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Austin Master Tenant leases the Austin Hotel.  Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Austin Hotel pursuant to a Hotel Management Agreement with the Austin Master Tenant.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2013 and 2012 is presented as if the Company acquired the Woodlands Hotel, Germantown Hotel and Charleston Hotel on January 1, 2012. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Woodlands Hotel, Germantown Hotel and Charleston Hotel on January 1, 2012, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2013	2012
Revenue	$14,439,963	$14,055,016
Loss from continuing operations	(1,020,457)	(63,771)
Total income from discontinued operations	—	1,179,933
Net income (loss)	(1,020,457)	1,116,162
Income attributable to common shareholders	(1,098,631)	742,277
Net income per common share basic and diluted	$(0.50)	$0.78

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

4. Notes Receivable

As of December 31, 2013 and 2012, notes receivable were $12,269,485 and $12,468,400, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of December 31, 2013, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at December 31, 2013 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s notes receivable as of December 31, 2013 and 2012 was approximately $12,269,485 and $12,468,400, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2013, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of December 31, 2013 and 2012, the Company’s notes payable consisted of the following:

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

	Principal as of December 31, 2013	Principal as of December 31, 2012	Interest Rate at December 31, 2013	Maturity Date
Hyatt Place Note Acquisition Loan	$10,677,350	$11,003,658	3.00%	May 5, 2018
Woodlands Hotel Loan	6,777,812	6,901,013	6.00%	December 6, 2016
Germantown Hotel Loan	7,728,405	—	4.30%	May 6, 2023
Charleston Hotel Loan	7,757,788	—	5.193%	August 1, 2023
Austin Hotel Loan	11,500,000	—	5.426%	January 6, 2024
Total	$44,441,355	$17,904,671

The estimated fair value of the Company’s notes payable as of December 31, 2013 and 2012 was $44,441,355 and $17,904,671, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Residence Inn Loan

In connection with the acquisition of the Residence Inn Property described in Note 3, on May 27, 2010, RI Perimeter Holding and Moody National RI Perimeter Master Tenant, LLC, a wholly-owned subsidiary of the Residence Inn TRS (the “Residence Inn Master Tenant,” and together with RI Perimeter Holding, the “Borrowers”), entered into a modification on the existing indebtedness on the Residence Inn Property in the form of a secured loan in the aggregate principal amount of $5,000,000 (the “Residence Inn Loan”) from Citicorp North America, Inc. (“Citi”) to the Borrowers pursuant to a loan agreement. The entire unpaid principal balance of the Residence Inn Loan and all accrued and unpaid interest thereon was due and payable in full on June 6, 2015. Interest on the outstanding principal balance of the Residence Inn Loan accrued at a per annum rate equal to 6.50%. The Borrowers made a monthly payment of interest only from the date of the Residence Inn Loan Agreement through the monthly payment due in June 2012. The Residence Inn Loan was paid in full upon sale of the Residence Inn Property on August 23, 2012. The Company paid a prepayment penalty in connection with payment of the Residence Inn Loan of $391,232, which is included in interest expense for the year ended December 31, 2012.

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

The Acquisition Note requires monthly installment payments of principal and interest of $54,704 with the entire unpaid principal balance and all accrued and unpaid interest thereon due and payable in full on May 5, 2018 (the “Acquisition Note Maturity Date”). The Acquisition Note accrued interest at a fixed rate of 3.00% per annum through August 21, 2012 (the “First Acquisition Change Date”). For the period from the First Acquisition Change Date through August 21, 2015 (the “Second Acquisition Change Date”), the Acquisition Note bears interest at a fixed rate of 3.00% which is equal to (a) the Prime Rate in effect as of the First Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. For the period from the Second Acquisition Change Date through the Acquisition Note Maturity Date, the Acquisition Note will bear interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Acquisition Change Date, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Acquisition Note and all accrued and unpaid interest thereon will bear interest at the maximum rate permitted by law. Patriot Bank may collect a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Note that is more than ten days past due. The Acquisition Note may be prepaid, in whole or in part, at any time without penalty or premium. Principal payments of $336,356, $346,730, $356,578, $368,423 and $9,269,263 are due for the years 2014, 2015, 2016, 2017 and 2018, respectively. As of December 31, 2013, there was $10,677,350 outstanding on the Acquisition Note.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Woodlands Hotel Loan

In connection with the acquisition of the Woodlands Hotel, Moody Woodlands assumed an existing mortgage loan, as modified, secured by the Woodlands Hotel with an original principal amount of $7,500,000 (the “Woodlands Hotel Loan”) from U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP9, Commercial Mortgage Pass-Through Certificates, Series 2006-LDP9 (the “Woodlands Hotel Lender”).

The entire unpaid principal balance of the Woodlands Hotel Loan and all accrued and unpaid interest thereon will be due and payable in full on December 6, 2016. Interest on the outstanding principal balance of the Woodlands Hotel Loan will accrue at a per annum rate equal to 6.0%. In the event that, and so long as, any event of default has occurred and is continuing under the Woodlands Hotel Loan, the outstanding principal balance of the Woodlands Hotel Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 11.0%. In addition, in the event that any payment due under the Woodlands Hotel Loan is not made when due, Moody Woodlands Holding will pay a late charge in an amount equal to 5.0% of the amount of the overdue payment. Moody Woodlands Holding may, upon at least thirty days prior written notice, prepay the Woodlands Hotel Loan in full without penalty at any time following the date that is three months prior to the maturity date. In certain circumstances a prepayment of the Woodlands Hotel Loan will be subject to a prepayment penalty calculated in accordance with the promissory note evidencing the Woodlands Hotel Loan. Principal payments of $130,908, $139,097 and $6,507,807 are due for the years 2014, 2015 and 2016, respectively. As of December 31, 2013, there was $6,777,812 outstanding on the Woodlands Hotel Loan.

Germantown Hotel Loan

Moody Germantown Holding financed a portion of the purchase price for the Germantown Hotel with a mortgage loan secured by the Germantown Hotel with an original principal amount of $7,800,000 (the “Germantown Hotel Loan”) from Ladder Capital Finance, LLC, a Delaware limited liability company.

The entire unpaid principal balance of the Germantown Hotel Loan and all accrued and unpaid interest thereon will be due and payable in full on May 6, 2023. Interest on the outstanding principal balance of the Germantown Hotel Loan will accrue at a per annum rate equal to 4.30%. In the event that, and so long as, any event of default has occurred and is continuing under the Germantown Hotel Loan, the outstanding principal balance of the Germantown Hotel Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 10.5%. In addition, in the event that any principal, interest or any other amount due under the Germantown Hotel Loan is not paid when due, Moody Germantown Holding will pay upon demand a late charge in an amount equal to the lesser of (1) 5.0% of the amount of the overdue payment and (2) the maximum amount payable pursuant to applicable law. Moody Germantown Holding may, upon at least 30 days prior written notice, prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full without penalty at any time following the date that is three months prior to the maturity date. Any other voluntary prepayment of the Germantown Hotel Loan will be subject to a prepayment penalty calculated in accordance with the loan agreement. Principal payments of $128,829, $134,559, $139,625, $146,754, $153,282 and $7,025,356 are due for the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively. As of December 31, 2013, there was $7,728,405 outstanding on the Germantown Hotel Loan.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Charleston Hotel Loan

Moody Charleston Holding financed a portion of the purchase price for the Charleston Hotel with a mortgage loan secured by the Charleston Hotel with an original principal amount of $7,800,000 (the “Charleston Hotel Loan”) from JP Morgan Chase Bank, National Association.

The entire unpaid principal balance of the Charleston Hotel Loan and all accrued and unpaid interest thereon and all other amounts due under the Charleston Hotel Loan will be due and payable in full on August 1, 2023. Interest on the outstanding principal balance of the Charleston Hotel Loan will accrue at a per annum rate equal to 5.193%. In the event that, and so long as, any event of default has occurred and is continuing under the Charleston Hotel Loan, the outstanding principal balance of the Charleston Hotel Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 10.19%. In addition, in the event that any principal, interest or any other amount due under the Charleston Hotel Loan is not paid when due, Moody Charleston Holding will pay upon demand by the lender a late charge in an amount equal to the lesser of (1) 5.0% of the amount of the overdue payment and (2) the maximum amount payable pursuant to applicable law. Moody Charleston Holding may, upon at least thirty (30) days prior written notice, prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full (but not in part) without payment of any penalty or premium on any business day following the date that is three months prior to the maturity date. Any other voluntary prepayment of the Charleston Hotel Loan will be subject to a prepayment penalty calculated in accordance with the loan documents. Principal payments of $107,751, $113,563, $118,553, $126,082, $132,882 and $7,158,957 are due for the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively. As of December 31, 2013, there was $7,757,788 outstanding on the Charleston Hotel Loan.

Austin Hotel Loan

Moody Austin Holding financed a portion of the purchase price for the Austin Hotel with a mortgage loan secured by the Austin Hotel with an original principal amount of $11,500,000 (the “Austin Hotel Loan”) from Ladder Capital Finance, LLC.

The entire unpaid principal balance of the Austin Hotel Loan and all accrued and unpaid interest thereon and all other amounts due under the Loan Agreement and the related loan documents will be due and payable in full on January 6, 2024. Interest on the outstanding principal balance of the Austin Hotel Loan will accrue at a per annum rate equal to 5.426%. In the event that, and so long as, any event of default has occurred and is continuing under the Austin Hotel Loan, the outstanding principal balance of the Austin Hotel Loan and any unpaid interest thereon will bear interest at a per annum rate equal to the lesser of (1) the highest interest rate permitted by applicable law and (2) 10.426%. In addition, in the event that any principal, interest or any other amount due under the Austin Hotel Loan is not paid when due, Moody Austin Holding will pay upon demand by the lender a late charge in an amount equal to the lesser of (1) 5.0% of the amount of the overdue payment and (2) the maximum amount payable pursuant to applicable law. Moody Austin Holding may, upon at least thirty (30) days prior written notice to the lender, prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full (but not in part) without payment of any penalty or premium on any business day following the date that is three months prior to the maturity date. Any other voluntary prepayment of the Austin Hotel Loan will be subject to a prepayment penalty calculated in accordance with the Loan Agreement. Principal payments of $161,950, $184,685, $192,977, $205,054, $216,114 and $10,539,220 are due for the years 2014, 2015, 2016, 2017, 2018 and thereafter, respectively. As of December 31, 2013, there was $11,500,000 outstanding on the Austin Hotel Loan.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; 7,500 shares of restricted stock on August 14, 2012; and 7,500 shares of restricted stock on August 13, 2013. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation. As of December 31, 2013, the Company had issued 3,267,967 common shares in the Company’s public offerings, including 79,116 shares issued pursuant to the DRIP. As of December 31, 2013, there were a total of 3,331,439 shares of the Company’s common stock issued and outstanding.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

On May 20, 2010, the Company authorized and declared a cash distribution to its stockholders contingent upon the closing of its first investment in a hotel property. The distribution (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2012 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2012	$90,374	$26,723	$117,097
Second Quarter 2012	114,446	35,856	150,302
Third Quarter 2012	148,527	52,850	201,377
Fourth Quarter 2012	177,655	61,594	239,249
Total	$531,002	$177,023	$708,025

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Fourth Quarter 2013	406,378	138,908	545,286
Total	$1,238,233	$408,987	$1,647,220

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at December 31, 2013 was $486,000, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $78,224 and $373,806 for the years ended December 31, 2013 and 2012, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of December 31, 2013, the Company had paid Moody Securities $746,368 and $1,532,367 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $463,060 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheet.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2013, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $1,272,000 related to the initial and follow-on offerings, respectively.

Total offering costs for the Company’s initial public offering, which terminated on October 12, 2012, were $4,132,374. The Company directly incurred offering costs of $946,944 for the initial public offering and reimbursed Advisor for $742,134 in offering costs for the initial public offering. The remaining $2,443,296 in non-underwriting compensation offering costs related to the initial public offering is not the Company’s liability because such costs exceeded 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed initial public offering. The Company reimbursed Advisor for $28,083 in organization costs for the initial public offering.

As of December 31, 2013, total offering costs for the follow-on offering were $3,350,934. The Company directly incurred $2,099,207 of offering costs for the follow-on offering and reimbursed Advisor for $1,146,324 in offering costs for the follow-on offering. The Company has a $36,674 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of December 31, 2013, $142,077 in offering costs related to the follow-on offering is not the Company’s liability because such costs exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the year ended December 31, 2012, the Company paid Advisor an acquisition fee of $180,000 in connection with the acquisition of the Woodlands Hotel. For the year ended December 31, 2013, the Company paid Advisor aggregate acquisition fees of $577,650 in connection with the acquisitions of the Germantown Hotel, the Charleston Hotel and the Austin Hotel. As of December 31, 2013, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2013, the Company paid $271,000 in debt financing fees to Advisor related to the Germantown Hotel, the Charleston Hotel and the Austin Hotel, respectively. Advisor waived its debt financing fee in connection with the financing of the Woodlands Hotel.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the years ended December 31, 2013 and 2012, the Company incurred asset management fees of $227,306 and $33,303, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of December 31, 2013, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2013, total operating expenses of the Company were $906,976, which included $370,169 in operating expenses incurred directly by the Company and $536,807 incurred by Advisor on behalf of the Company. Of the $906,976 in total operating expenses incurred during the four fiscal quarters ended December 31, 2013, $4,247 exceeded the 2%/25% Limitation and is not reimbursable to Advisor.

Advisor has irrevocably waived all operating expenses reimbursable to Advisor for the fiscal quarter ended December 31, 2013 (and each of the 10 prior fiscal quarters) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,780,631 as of December 31, 2013. Prior to the commencement of the waiver period, Advisor incurred $2,079,044 in operating expenses on the Company’s behalf. Subject to a future determination by the Company’s board of directors, these expenses are not reimbursable to Advisor and are not the Company’s obligation.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties. For the years ended December 31, 2013 and 2012, the Company paid the Property Manager property management fees of $227,787 and $13,102, respectively, and accounting fees of $65,000 and $2,500, respectively, pursuant to the terms of hotel management agreements.

Perimeter Joint Venture

As discussed in Note 3, the Company owned a 75% membership interest in the Perimeter Joint Venture through the Company JV Member. The Moody JV Member, a limited liability company wholly owned by Brett C. Moody owned the other 25% membership interest in the Perimeter Joint Venture. Brett C. Moody also owned a 25% equity interest in Moody National RI Perimeter MT, Inc., a taxable REIT subsidiary formed in connection with the acquisition of the Residence Inn Property (the “Residence Inn TRS”). Under the terms of the joint venture agreement, the Company JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital (the “Preferred Return”).  Once the Company JV Member received the Preferred Return, the Moody JV Member was entitled to receive 100% of cash from operations until it received cumulative distributions equal to a 10% per annum, cumulative non-compounded return on its invested capital.  Thereafter, each member received distributions in accordance with their respective percentage interests.

The Residence Inn Property was sold on August 23, 2012 as described in Note 11, Discontinued Operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

 Note Joint Venture

As discussed in Note 4, as of December 31, 2013, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors received 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of December 31, 2013, there were 1,958,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

On May 18, 2010, the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering and each of the Company’s then serving independent directors received an initial grant of 5,000 shares of restricted common stock pursuant to the Independent Directors Compensation Plan, resulting in an initial issuance of 15,000 shares of restricted stock in the aggregate. On August 24, 2011, the date of the 2011 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares of restricted stock upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. On February 29, 2012, Lawrence S. Jones resigned as a member of the Company’s board of directors and forfeited 1,250 unvested shares, leaving a balance of 21,250 shares issued pursuant to the Independent Directors Compensation Plan as of March 31, 2012. On May 9, 2012, a new independent director, Charles L. Horn, was elected to the board of directors and was issued 5,000 shares of restricted stock pursuant to the Independent Directors Compensation Plan. On August 14, 2012, the date of the 2012 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate, leaving a balance of 33,750 shares issued pursuant to the Independent Directors Compensation Plan as of December 31, 2012. On August 13, 2013, the date of the 2013 annual meeting of the Company’s stockholders, each of the Company’s three independent directors received an additional grant of 2,500 shares upon their reelection to the Company’s board of directors, resulting in an issuance of 7,500 additional shares of restricted stock in the aggregate. As of December 31, 2013, a total of 41,250 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to shares of restricted stock of $89,004 and $100,086 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there were 5,625 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 13, 2013. The remaining unrecognized compensation expense of $42,260 will be recognized during the first, second and third quarters of 2013.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2012	5,625	$10.00
Shares granted on May 9, 2012	5,000	10.00
Shares granted on August 14, 2012	7,500	10.00
Shares vested	(8,750)	10.00
Shares forfeited	(1,250)	—

Balance of non-vested shares as of December 31, 2012	8,125	10.00
Shares granted on August 13, 2013	7,500	10.00
Shares vested	(10,000)	10.00
Balance of non-vested shares as of December 31, 2013	5,625	$10.00

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2013 and 2012, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of December 31, 2013 and 2012 are as follows:

	2013	2012
Property improvement plan	$2,212,866	$1,315,870
Real estate taxes	538,263	177,423
Insurance	210,849	27,207
Hotel furniture and fixtures	333,551	71,980
Total restricted cash	$3,295,529	$1,592,480

Management Fees

Under a management agreement with an unaffiliated third party existing in 2012 (the “Residence Inn Management Agreement”), Residence Inn Master Tenant paid a monthly property management fee totaling $165,643 for the year ended December 31, 2012, which amount equaled 7.0% of the Residence Inn Property’s gross revenues (as defined in the Residence Inn Management Agreement), as well as an annual incentive management fee equal to a percentage of the Residence Inn Property’s annual available cash flow (as defined in the Residence Inn Management Agreement). The Residence Inn Management Agreement was terminated in August, 2012 in connection with the sale of the Residence Inn Property, as described in Note 11 below.

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

The following table shows the revenues and expenses of the above-described discontinued operations

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013	2012

Revenue
Room revenue	$—	$2,330,328
Other hotel revenue	—	36,308
Total hotel revenue	—	2,366,636

Expenses
Hotel operating expenses	—	1,659,541
Property taxes, insurance and other	—	153,677
Depreciation	—	172,629
Total expenses	—	1,985,847

Hotel operating income	—	380,789

Interest expense and amortization of deferred loan costs	—	710,142

Operating income (loss) from discontinued operations	—	(329,353)

Gain on disposition of hotel property	—	1,510,786

Income tax expense	—	(1,500)
Total income from discontinued operations	$—	$1,179,933

12. Income Taxes

The Residence Inn TRS, the Woodlands Hotel TRS, the Germantown Hotel TRS, the Charleston Hotel TRS, and the Austin Hotel TRS are c-corporations for federal income tax purposes and use the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than the Residence Inn TRS, the Woodlands Hotel TRS, the Germantown Hotel TRS, the Charleston Hotel TRS, and the Austin Hotel TRS) for the years ended December 31, 2013 and 2012 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The Residence Inn TRS, the Woodlands Hotel TRS, the Germantown Hotel TRS, and the Charleston Hotel TRS had no deferred tax liabilities as of December 31, 2013 and 2012.

As of December 31, 2013, the Company had no operating loss carry-forwards.

The income tax expense (benefit) for the years ended December 31, 2013 and 2012 consisted of the following:

	Years ended December 31,
	2013	2012
Current expense	$16,200	$38,200
Deferred benefit	—	(36,700)
Total expense, net	$16,200	$1,500

Federal	$10,500	$1,100
State	5,700	400
Total tax expense	$16,200	$1,500

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

The reconciliation of Federal statutory and effective income tax rates for the Residence Inn TRS, the Woodlands Hotel TRS, the Germantown TRS, Charleston Hotel TRS and Austin Hotel TRS which apply to their collective income before income taxes of $67,000 and $7,000 for the years ended December 31, 2013 and 2012, respectively, is as follows:

	Years ended December 31,
	2013	2012
Statutory federal rate	15%	15%
State taxes	7%	6%
Total	22%	21%

13. Subsequent Events

Status of Offering

As of March 13, 2014, the Company had accepted investors’ subscriptions for, and issued 3,945,698 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 92,479 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $38,532,188.

Distributions Declared

On December 31, 2013 the Company declared a distribution in the aggregate amount of $217,877, of which $156,133 was paid in cash on January 15, 2014 and $61,744 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On January 31, 2014 the Company declared a distribution in the aggregate amount of $231,204 of which $166,003 was paid in cash on February 14, 2014 and $65,201 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On February 28, 2014, the Company declared a distribution in the aggregate amount of $227,878 of which $160,232 was paid in cash on March 14, 2014 and $67,646 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Potential Acquisition

On February 3, 2014, the Company entered into an Agreement of Purchase and Sale for the acquisition of a hotel property located in Newark, California commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley (the “Silicon Valley Hotel”), from an unaffiliated third party seller, for an aggregate purchase price of $11,400,000, excluding acquisition costs. The Company intends to finance the acquisition of the Silicon Valley Hotel with proceeds from its ongoing public offering and the assumption of existing financing secured by the Silicon Valley Hotel.

The acquisition of the Silicon Valley Hotel is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of the Company’s common stock in the Company’s public offering to fund a portion of the purchase price for the Silicon Valley Hotel; (2) the Company’s ability to obtain lender consent to the Company’s assumption of the existing financing secured by the Silicon Valley Hotel; and (3) the absence of a material adverse change to the Silicon Valley Hotel prior to the date of the acquisition. There is no assurance that the Company will close the acquisition of the Silicon Valley Hotel on the terms described above or at all.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2013

(in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	$6,777,812	$2,460,000	$9,540,000	$12,000,000	$153,360	$2,460,000	$9,693,360	$12,153,360	$508,981	2001	November 8, 2012
Hyatt Place Germantown	Germantown, Tennessee	100.0%	$7,728,405	$1,800,000	$9,500,000	$11,300,000	$0	$1,800,000	$9,500,000	$11.300,000	$390,977	2009	April 9, 2013
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	$7,757,788	$1,000,000	$10,800,000	$11,800,000	$0	$1,000,000	$10,800,000	$11.800,000	$350,545	2009	July 2, 2013
Hampton Inn Austin	Austin, Texas	100.0%	$11,500,000	$1,500,000	$13,850,000	$15,350,000	$0	$1,500,000	$13,850,000	$15,350,000	$216,733	1997	December 30, 2013

(1) The aggregate cost of real estate for federal income tax purposes was $52,306,658 as of December 31, 2013.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2013

	2013	2012
Real estate:
Balance at the beginning of the year	$12,000,000	$7,518,525
Acquisitions	38,450,000	12,000,000
Improvements and additions	153,360	256,615
Disposition	—	(7,775,140)
Balance at the end of the year	$50,603,360	$12,000,000

Accumulated depreciation:
Balance at the beginning of the year	$57,762	$489,793
Depreciation expense	1,409,474	230,391
Disposition	—	(662,422)
Balance at the end of the year	$1,467,236	$57,762

