Form 10-Q
period 2014-03-31
Moody National REIT I, Inc.
filed 2014-05-15
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55200

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

As of May 8, 2014, there were 4,647,342 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investment in hotel properties, net	$69,802,188	$49,136,124
Cash and cash equivalents	3,087,000	5,324,315
Restricted cash	3,506,290	3,295,529
Accounts receivable, net of allowance of $14,000 and $12,000, respectively	206,199	124,578
Mortgage note receivable	12,215,952	12,269,485
Earnest money and deposits	311,570	—
Prepaid expenses and other assets	402,877	107,193
Due from related parties	12,093	—
Deferred costs, net of accumulated amortization of $88,541 and $69,411, respectively	773,742	660,372

Total Assets	$90,317,911	$70,917,596

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$57,485,801	$44,441,355
Accounts payable and accrued expenses	1,328,359	1,194,726
Due to related parties	—	427,985
Dividends payable	276,348	217,877

Total Liabilities	59,090,508	46,281,943

Special Partnership Units — 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 4,230,223 and 3,331,439 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	42,302	33,314
Additional paid-in capital	36,052,484	28,279,101
Accumulated deficit	(5,362,289)	(4,164,515)
Total stockholders’ equity	30,732,497	24,147,900
Noncontrolling interest - 100 common units of the Operating Partnership	728	753
Noncontrolling interest in consolidated joint venture	493,178	486,000
Total Equity	31,226,403	24,634,653

TOTAL LIABILITIES AND EQUITY	$90,317,911	$70,917,596

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue
Room revenue	$3,401,635	$889,230
Other revenue	116,376	19,745
Total hotel revenue	3,518,011	908,975
Interest income from note receivable	157,571	160,152
Total revenue	3,675,582	1,069,127

Expenses
Hotel operating expenses	2,021,383	500,127
Property taxes, insurance and other	262,830	53,300
Depreciation and amortization	597,710	114,025
Property acquisition	448,616	31,534
Corporate general and administrative	198,837	38,045
Total expenses	3,529,376	737,031

Operating income	146,206	332,096

Interest expense and amortization of deferred loan costs	536,375	192,789

Income (loss) before income tax expense	(390,169)	139,307
Income tax expense	52,900	21,000

Net income (loss)	(443,069)	118,307
Net income attributable to noncontrolling interest in consolidated joint venture	(19,299)	(19,286)

(Income) loss attributable to noncontrolling interest in common operating partnership units	5	(9)
Net income (loss) attributable to common stockholders	$(462,363)	$99,012
Per-share information – basic and diluted:
Net income (loss) attributable to common shareholders	$(0.12)	$0.07
Dividends declared	$0.20	$0.20
Weighted average shares outstanding	3,723,801	1,480,100

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended March 31, 2014

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity

Balance at December 31, 2013	—	$—	3,331,439	$33,314	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653
Issuance of common stock and operating partnership units, net of offering costs	—	—	878,300	8,783	7,558,098	—	—	—	—	7,566,881
Issuance of common stock pursuant to dividend reinvestment plan	—	—	20,484	205	194,387	—	—	—	—	194,592
Stock/unit-based compensation expense	—	—	—	—	20,898	—	—	—	—	20,898
Net income (loss)	—	—	—	—	—	(462,363)	—	(5)	19,299	(443,069)
Dividends and distributions declared	—	—	—	—	—	(735,411)	—	(20)	(12,121)	(747,552)

Balance at March 31, 2014	—	$—	4,230,223	$42,302	$36,052,484	$(5,362,289)	100	$728	$493,178	$31,226,403

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(443,069)	$118,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	597,710	114,025
Amortization of deferred loan costs	13,963	7,284
Stock-based compensation	20,898	34,682
Changes in operating assets and liabilities -
Accounts receivable	(81,621)	19,557
Prepaid expenses and other assets	(295,684)	(62,662)
Due from related parties	(12,093)	—
Accounts payable and accrued expenses	133,633	(77,883)
Due to related parties	(765,808)	—
Net cash provided by (used in) operating activities	(832,071)	153,310
Cash flows from investing activities
(Increase) decrease in restricted cash	(210,761)	116,719
Earnest money and deposits	(311,570)	(615,000)
Repayments of mortgage note receivable	53,533	50,961
Additions to hotel properties	(21,258,607)	—
Net cash used in investing activities	(21,727,405)	(447,320)
Cash flows from financing activities
Proceeds from issuance of common stock	8,783,004	4,570,747
Offering costs	(878,300)	(669,075)
Dividends paid	(482,368)	(200,579)
Proceeds of note payable	13,250,000	—
Repayments of notes payable	(205,554)	(113,267)
Payments of deferred financing costs	(132,500)	—
Distributions to noncontrolling interest in joint venture	(12,121)	(12,121)
Net cash provided by financing activities	20,322,161	3,575,705

Net change in cash and cash equivalents	(2,237,315)	3,281,695
Cash and cash equivalents at beginning of period	5,324,315	2,710,101
Cash and cash equivalents at end of period	$3,087,000	$5,991,796
Supplemental Cash Flow Information
Interest paid	$478,759	$185,744
Income taxes paid	$7,564	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$337,823	$239,431
Issuance of common stock from dividend reinvestment plan	$194,592	$72,609
Accrued dividend payable	$276,348	$109,828

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

On April 15, 2009, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On October 12, 2012, the Company terminated its initial public offering and commenced its follow-on public offering (discussed below). As of October 12, 2012, the Company had accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in offering proceeds of $10,966,713.

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. On October 12, 2012, the follow-on offering was declared effective by the SEC and the Company terminated its initial public offering and commenced the follow-on offering. As of March 31, 2014, the Company had accepted investors’ subscriptions for, and issued, 3,040,498 shares of its common stock in the follow-on offering, including 70,018 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $29,704,794. As of March 31, 2014, the Company had accepted subscriptions for, and issued, 4,166,751 shares of common stock in the Company’s initial public offering and follow-on offering, including 99,600 shares of common stock pursuant to the DRIP, resulting in aggregate offering proceeds of $40,671,507. Other shares issued are composed of 22,222 shares sold to the Company’s initial shareholder and 41,250 shares issued pursuant to the Incentive Award Plan described in Note 8.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

As of March 31, 2014, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Grapevine Property”); (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Hotel”); (3) a 127-guestroom hotel property located in Germantown, Tennessee, commonly known as the Hyatt Place - Germantown (the “Germantown Hotel”); (4) a 113-guestroom hotel property located in North Charleston, South Carolina, commonly known as the Hyatt Place - North Charleston (the “Charleston Hotel”); (5) a 123-suite hotel property located in Austin, Texas, commonly known as the Hampton Inn – Austin (the “Austin Hotel”); and (6) a 133-suite hotel property located in Grapevine, Texas, commonly known as the Residence Inn by Marriott – Grapevine (the “Grapevine Hotel”) . The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia which was subsequently sold to a third-party buyer on August 23, 2012.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on accounting principles generally accepted in the United States (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of March 31, 2014 or December 31, 2013.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 19, 2014.

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

As of March 31, 2014, total offering costs for the follow-on offering were $4,424,980. The Company directly incurred $2,977,507 of offering costs for the follow-on offering and reimbursed Advisor for $1,456,324 in offering costs for the follow-on offering. The Company has an $8,851 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of March 31, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operational requirements. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of March 31, 2014.

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

Concentration of Credit Risk

As of March 31, 2014, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations, if any, based on their fair values. Identified intangible assets consist of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2014 and 2013.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s hotel properties which could then result in an impairment which could result in a material change to the Company’s consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Interest income is recognized when earned.

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

Impairment of Note Receivable

The Company reviews the note receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheet. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2014 or 2013.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance. Other assets include a receivable from a third-party property management company.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $88,541 and $69,411 as of March 31, 2014 and December 31, 2013, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending			Franchise
December 31	Total	Loan Costs	Costs
2014	$68,011	$52,510	$15,501
2015	90,364	69,696	20,668
2016	89,782	69,114	20,668
2017	71,527	50,859	20,668
Thereafter	454,058	237,347	216,711
Total	$773,742	$479,526	$294,216

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Restricted stock was included in basic earnings per share because the restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common stockholders and comprehensive income.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on the Company’s consolidated results of operation, financial position of cash flows.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

3. Investment in Hotel Properties

The following table sets forth summary information regarding the hotel properties we owned as of March 31, 2014:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price (1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$6,744,436

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,695,582

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,729,990

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,472,693

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	13,250,000

Totals				$70,950,000	587	$46,892,701

(1)	Excludes closing costs.

(2)	As of March 31, 2014.

Investments in hotel properties consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land	$9,360,000	$6,760,000
Buildings and improvements	57,516,393	39,861,360
Furniture, fixtures and equipment	4,985,574	3,982,000
Total cost	71,861,967	50,603,360
Accumulated depreciation	(2,059,779)	(1,467,236)
Investment in hotel properties, net	$69,802,188	$49,136,124

First Quarter Acquisition

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC, a wholly owned subsidiary of the OP (“Moody Grapevine Holding”) acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, an affiliate of the Company, Moody National RI Grapevine MT, LLC, an affiliate of the Company, and Moody National Management, LP, for an aggregate purchase price of $20,500,000, excluding acquisition costs. The Company financed the acquisition of the Grapevine Hotel with proceeds from its ongoing public offering and approximately $13,250,000 of indebtedness secured by the Grapevine Hotel. The purchase price of the Grapevine Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,600,000, $17,500,000, and $400,000, respectively. Acquisition costs of $423,190 were incurred and expensed in connection with the acquisition of the Grapevine Hotel. The Company has recognized approximately $18,000 in revenues and a $414,000 net loss, which includes acquisition costs, for the Grapevine Hotel for the three months ended March 31, 2014. In connection with the acquisition of the Grapevine Hotel, the Company formed a taxable REIT subsidiary (the “Grapevine Hotel TRS”). Upon the closing of the acquisition of the Grapevine Hotel, Moody National 2020-Grapevine MT, LLC, a wholly owned subsidiary of the Grapevine Hotel TRS (the “Grapevine Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Grapevine Master Tenant leases the Grapevine Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Grapevine Hotel pursuant to a Hotel Management Agreement with the Grapevine Master Tenant.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2014 and 2013 is presented as if the Company acquired the Germantown Hotel, Charleston Hotel, Austin Hotel and Grapevine Hotel on January 1, 2013. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Germantown Hotel, Charleston Hotel, the Austin Hotel and Grapevine Hotel on January 1, 2013, nor does it purport to represent the Company’s future operations:

	Three months ended 31,
	2014	2013
Revenue	$4,994,170	$4,853,460
Net income	30,847	119,162
Income attributable to common stockholders	11,553	99,867
Net income per common share - basic and diluted	$(0.00)	$0.03

4. Notes Receivable

As of March 31, 2014 and December 31 2013, notes receivable were $12,215,952 and $12,269,485. respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of March 31, 2014 and 2013, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at March 31, 2014 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of March 31, 2014 and December 31 2013 was $12,215,952 and $12,269,485, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2014, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of March 31, 2014 and December 31, 2013, the Company’s notes payable consisted of the following:

	Principal as of March 31, 2014	Principal as of December 31, 2013	Interest Rate at March 31, 2014	Maturity Date
Hyatt Place Note Acquisition Loan	$10,593,100	$10,677,350	3.00%	May 5, 2018
Woodlands Hotel Loan	6,744,436	6,777,812	6.00%	December 6, 2016
Germantown Hotel Loan	7,695,582	7,728,405	4.30%	May 6, 2023
Charleston Hotel Loan	7,729,990	7,757,788	5.193%	August 1, 2023
Austin Hotel Loan	11,472,693	11,500,000	5.426%	January 6, 2024
Grapevine Hotel Loan	13,250,000	—	5.250%	April 6, 2024
Total	$57,485,801	$44,441,355

The estimated fair value of the Company’s notes payable as of March 31, 2014 and December 31, 2013 was $57,485,801 and $44,441,355, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. On February 19, 2008, the Company sold 22,222 shares of common stock to the Sponsor for $200,000 in cash. Pursuant to the Company’s Independent Directors Compensation Plan, the Company issued 15,000 shares of restricted stock on May 18, 2010; 7,500 shares of restricted stock on August 24, 2011; 5,000 shares of restricted stock on May 9, 2012; 7,500 shares of restricted stock on August 14, 2012; and 7,500 shares of restricted stock on August 13, 2013. On February 29, 2012, the Company cancelled 1,250 unvested shares of restricted stock previously granted to an independent director in connection with such director’s resignation. As of March 31, 2014, the Company had issued 4,166,751 common shares in the Company’s public offerings, including 99,600 shares issued pursuant to the DRIP. As of March 31, 2014, there were a total of 4,230,223 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP for the three months ended March 31, 2013 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2013	$200,579	$72,609	$273,188

First Quarter 2014	$482,368	$194,592	$676,960

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at March 31, 2014 was $493,178, which represented ownership interests in the Note Joint Venture and the joint venture associated with the Company’s first hotel acquisition that was subsequently sold in August 2012 (the “Perimeter Joint Venture”), and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $19,299 and $19,286 for the three months ended March 31, 2014 and 2013, respectively.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

7. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of March 31, 2014, the Company had paid Moody Securities $746,368 and $1,532,367 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $463,060 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2014, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $1,447,000 related to the initial and follow-on offerings, respectively.

As of March 31, 2014, total offering costs for the follow-on offering were $4,424,980. The Company directly incurred $2,977,507 of offering costs for the follow-on offering and reimbursed Advisor for $1,456,324 in offering costs for the follow-on offering. The Company has an $8,851 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of March 31, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the three months ended March 31, 2014 the Company paid Advisor an acquisition fee of $307,500 in connection with the acquisition of the Grapevine Hotel. No acquisition fees were paid during the three months ended March 31, 2013. As of March 31, 2014, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2013, the Company paid $271,000 in debt financing fees to Advisor related to the Germantown Hotel, the Charleston Hotel and the Austin Hotel, respectively. For the three months ended March 31, 2014, the Company paid $132,500 in debt financing fees to Advisor related to the Grapevine Hotel.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2014 and 2013, the Company incurred asset management fees of $156,758 and $0, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of March 31, 2014, the Company had not paid any disposition fees to Advisor.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2014, total operating expenses of the Company were $1,092,042, which included $519,962 in operating expenses incurred directly by the Company and $572,080 incurred by Advisor on behalf of the Company. Of the $1,092,042 in total operating expenses incurred during the four fiscal quarters ended March 31, 2014, $66,322 exceeded the 2%/25% Limitation and is not reimbursable to Advisor. Additionally, Advisor has incurred $2,079,044 prior to the Waiver Period (defined below) in operating expenses on the Company’s behalf. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor.

Advisor has waived all operating expenses reimbursable to Advisor for the fiscal quarter ended March 31, 2014 and each of the 11 prior fiscal quarters (the “Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of March 31, 2014.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties. For the three months ended March 31, 2014 and 2013, the Company paid the Property Manager property management fees of $105,540 and $27,269, respectively, and accounting fees of $30,000 and $7,500, respectively, pursuant to the terms of hotel management agreements which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Joint Venture

As discussed in Note 4, as of March 31, 2014, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

Due from Related Party

At the closing of the purchase of Grapevine Property on March 31, 2014, the Company advanced to Moody National Development Company, L.P., an affiliate of the Company, $600,000 for construction improvements for the Grapevine Property.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of March 31, 2014, there were 1,958,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months ended March 31, 2014 and 2013. As of March 31, 2014, a total of 41,250 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $20,898 and $34,682 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there were 3,750 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 13, 2013. The remaining unrecognized compensation expense of $21,362 will be recognized during the second and third quarters of 2014.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2014 and year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2013	8,125	$10.00
Shares granted on August 13, 2013	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2013	5,625	10.00
Shares vested	(1,875)	10.00
Balance of non-vested shares as of March 31, 2014	3,750	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at March 31, 2014 and December 31, 2013, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Property improvement plan	$2,682,299	$2,212,866
Real estate taxes	274,882	538,263
Insurance	44,443	210,849
Hotel furniture and fixtures	454,666	333,551
Seasonality	50,000	—
Total restricted cash	$3,506,290	$3,295,529

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

11. Income Taxes

The Company has formed taxable REIT subsidiaries (each a “TRS”) that are C-Corporations for federal income tax purposes and use the consolidated asset and liability method of accounting for income taxes. Tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than each TRS) for the three months ended March 31, 2014 and 2013 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRS’s had no deferred tax assets or liabilities as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, the Company had operating loss carry-forwards of $201,360.

The Perimeter Joint Venture and related TRS have not been dissolved as of March 31, 2014. The dissolution of the Perimeter Joint Venture and the TRS may result in a taxable event.

The income tax expense (benefit) for the three months ended March 31, 2014 and 2013 consisted of the following:

	2014	2013
Current expense	$52,900	$21,000
Deferred benefit	—	—
Total expense, net	$52,900	$21,000

Federal	$52,000	$21,000
State	900	—
Total tax expense	$52,900	$21,000

Income tax expense recognized is based on the taxable income of the Company’s taxable REIT subsidiaries and not the taxable income of the Company.

12. Subsequent Events

Status of Offering

As of May 8, 2014, the Company had accepted investors’ subscriptions for, and issued 4,583,870 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 107,770 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $44,761,001.

Distributions Declared

On March 31, 2014, the Company declared a distribution in the aggregate amount of $276,348, of which $198,733 was paid in cash on April 15, 2014 and $77,615 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On April 30, 2014, the Company declared a distribution in the aggregate amount of $288,267 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on May 15, 2014.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

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

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Moody National REIT I, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT I, Inc., a Maryland corporation, and, as required by context, Moody National Operating Partnership I, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital; and

•	interest rates

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

All forward-looking statements included in this report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 19, 2014.

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

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per shares and $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at a price of $10.00 per share, with discounts available for certain purchasers, and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of March 31, 2014, we had accepted investors’ subscriptions for, and issued, 3,040,498 shares of our common stock in our follow-on offering, including 70,018 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $29,704,794.

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

As of March 31, 2014, our portfolio consisted of six investments: (1) the Woodlands hotel, a 91-suite hotel property situated on approximately 216,849 square foot (4.98 acre) parcel of land in The Woodlands, Texas, (2) the Germantown hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine hotel, a 133-suite hotel property located in Grapevine, Texas, and (6) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Grapevine hotel.

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

Market Outlook

The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory of properties nationwide. The constraints on available credit resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

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

Net Cash Provided by (Used in) Operating Activities

As of March 31, 2014, we owned five hotel properties. Net cash provided by (used in) operating activities for the three months ended March 31, 2014 and 2013 was $(832,071) and $153,310, respectively. The increase in cash used in operating activities for the three months ended March 31, 2014 was primarily due to an increase in prepaid expenses, principally insurance premiums, and payments of amounts due to related parties.

Net Cash Used In Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $21,727,405 and $447,320, respectively. The increase in cash used in investing activities for the three months ended March 31, 2014 was primarily due to additions to hotel properties of $21,258,607, earnest money and deposits paid of $311,570, and an increase in restricted cash of $210,761.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing public offering and proceeds of a note payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $20,322,161 and $3,575,705, respectively. For the three months ended March 31, 2014, the cash provided by financing activities consisted primarily of the proceeds of a note payable of $13,250,000 and offering proceeds of $8,783,004, compared to $0 proceeds of notes payable and offering proceeds of $4,570,747 for the three months ended March 31, 2013. Cash provided by financing activities was used to acquire the Grapevine Hotel and to fund $878,300 in offering costs and $482,368 for the payment of dividends.

Cash and Cash Equivalents

As of March 31, 2014, we had cash on hand of $3,087,000.

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

As of March 31, 2014, our outstanding indebtedness totaled $57,485,801. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2014 and 2013, our debt levels did not exceed 300% of the value of our assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2014:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter

Long-term debt obligations(1)	$57,485,801	$734,580	$8,499,404	$10,917,942	$37,333,875
Interest payments on outstanding debt obligations(2)	21,228,617	2,063,208	5,517,603	4,375,189	9,272,617
Purchase obligations(3)	—	—	—	—	—
Total	$78,714,418	$2,797,788	$14,017,007	$15,293,131	$46,606,492

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2014.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2014.

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with our public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

As of March 31, 2014, total offering costs for our follow-on offering were $4,424,980. We directly incurred $2,977,507 of offering costs for our follow-on offering and reimbursed our advisor for $1,456,324 in offering costs for our follow-on offering. We have an $8,851 receivable from our advisor for offering costs related to our follow-on offering, which is recorded as an offset to other amounts owed to our advisor. As of March 31, 2014, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we are required to reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, provided that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the “2%/25% limitation.” We may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2014, our total operating expenses were $1,092,042, which included $519,962 in operating expenses incurred directly by us and $572,080 incurred by our advisor on our behalf. Of the $1,092,042 in total operating expenses incurred during the four fiscal quarters ended March 31, 2014, $66,322 exceeded the 2%/25% limitation and is not reimbursable to our advisor. Additionally, our advisor has incurred $2,079,044 in operating expenses on our behalf prior to the waiver period (defined below). Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for the fiscal quarter ended March 31, 2014 and each of the 11 prior fiscal quarters, which we refer to as the “waiver period” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed on our behalf by our advisor were $1,967,721 as of March 31, 2014.

Results of Operations

As of March 31, 2013, we owned the Woodlands hotel and the joint venture interest in the Hyatt Place note. As of March 31, 2014, we owned the Woodlands hotel, the Germantown hotel, the Charleston hotel, the Austin hotel, the Grapevine hotel and the joint venture interest in the Hyatt Place note. Because we acquired three hotel properties during 2013, our results of operations for the three months ended March 31, 2014 are not directly comparable to those for the three months ended March 31, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013

Revenue

Total revenue increased to $3,675,582 for the three months ended March 31, 2014 from $1,069,127 for the three months ended March 31, 2013. Total hotel revenue increased to $3,518,011 for the quarter ended March 31, 2014 from $908,975 the quarter ended March 31, 2013. The increase in hotel revenue was primarily due to the fact that we owned five hotel properties at March 31, 2014 compared to one hotel property at March 31, 2013. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $157,571 for the quarter ended March 31, 2014 from $160,152 for the quarter ended March 31, 2013. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Grapevine hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $2,021,383 for the quarter ended March 31, 2014 from $500,127 for the quarter ended March 31, 2013. The increase in hotel operating expenses was primarily due to the fact that we owned five hotel properties at March 31, 2014 compared to one hotel property at March 31, 2013.

Property Taxes, Insurance and Others

Property taxes, insurance and other increased to $262,830 for the three months ended March 31, 2014 from $53,300 for the three months ended March 31, 2013. This increase was due to the fact that we owned five hotel properties at March 31, 2014 compared to one hotel property at March 31, 2013.

Depreciation and Amortization

Depreciation expense increased to $597,710 for the three months ended March 31, 2014 from $114,025 for the three months ended March 31, 2013. The increase in depreciation and amortization expense was primarily due to the fact that we owned five hotel properties at March 31, 2014 compared to one hotel property at March 31, 2013.

Property Acquisition Expenses

Property acquisition expenses increased to $448,616 for the three months ended March 31, 2014 from $31,534 for the three months ended March 31, 2013. The increase was due to our acquisition of one property during the first quarter of 2014 and no properties during the first quarter 2013. The first quarter 2013 acquisition expenses were related to a fourth quarter 2012 acquisition.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $198,837 for the three months ended March 31, 2014 from $38,045 for the three months ended March 31, 2013. These general and administrative expenses consisted primarily of asset management fees and restricted stock compensation. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense increased to $536,375 for the three months ended March 31, 2014 from $192,789 for the three months ended March 31, 2013. This increase in interest expense was due to the fact that we incurred additional indebtedness related to four hotel property acquisitions since March 31, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the three months ended March 31, 2014 was $52,900 compared to $21,000 for the three months ended March 31, 2013.

Net Income

We had a net loss of $443,069 for the three months ended March 31, 2014 compared to net income of $118,307 for the three months ended March 31, 2013. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $19,299 and $19,286 and income (loss) attributable to a noncontrolling interest in common operating partnership units of $(5) and $9, net income (loss) attributable to us was $(462,363) and $99,012 for the three months ended March 31, 2014 and 2013, respectively.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use its judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 19, 2014. There have been no significant changes to our policies during 2014.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of March 31, 2014, our only investments consisted of the Woodlands hotel, the Germantown hotel, the Charleston hotel, the Austin hotel, the Grapevine hotel, and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month; and (3) are calculated at a rate of $0.002192 per share of the our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the three months ended March 31, 2014 and 2013:

	Distributions Paid (1)
Period	Cash	DRIP (2)	Total

First Quarter 2013	$200,579	$72,609	$273,188

First Quarter 2014	$482,368	$194,592	$676,960

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $273,188 in aggregate distributions in the first quarter of 2013 which was comprised of $200,579 in cash distributions and $72,609 in shares issued pursuant to our distribution reinvestment plan. We paid $676,960 in aggregate distributions for the first quarter of 2014, which was comprised of $482,368 in cash distributions and $194,592 shares issued pursuant to our distribution reinvestment plan. For the three months ended March 31, 2013 and 2014, we had cash provided by (used in) operating activities of $153,310 and $(832,071), respectively. All distributions paid during the first quarter of 2014 were paid from offering proceeds.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

•	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

•	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

•	Our calculation of MFFO will exclude organizational and acquisition expenses payable to our advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

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

 The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended March 31,
	2014	2013
Net Income (Loss)	$(443,069)	$118,307
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	597,710	114,025
Adjustments for noncontrolling interests	(19,299)	(19,286)
Funds from Operations	135,342	213,046
Adjustments:
Stock/unit-based compensation	20,898	34,682
Amortization of deferred loan costs	13,963	7,284
Property acquisition expense	448,616	31,534
Adjustments for noncontrolling interests	(678)	(678)
Modified Funds from Operations	$618,141	$285,868

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of the Hyatt Place note. We also acquired the Grapevine Hotel from an affiliate of ours. See Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Status of Offering

As of May 8, 2014, we had accepted investors’ subscriptions for, and issued 4,583,870 shares of our common stock in our initial public offering and follow-on offering, including 107,770 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to us of $44,761,001.

Distributions Declared

On March 31, 2014, we declared a distribution in the aggregate amount of $276,348, of which $198,733 was paid in cash on April 15, 2014 and $77,615 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On April 30, 2014, we declared a distribution in the aggregate amount of $288,267, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on May 15, 2014.

Potential Property Acquisition

On February 3, 2014, we entered into an Agreement of Purchase and Sale for the acquisition of a hotel property located in Newark, California commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley, or the Silicon Valley Hotel, from an unaffiliated third party seller, for an aggregate purchase price of $11,400,000, excluding acquisition costs. We intend to finance the acquisition of the Silicon Valley Hotel with proceeds from our ongoing public offering and the assumption of existing financing secured by the Silicon Valley Hotel.

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

As of March 31, 2014, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of March 31, 2014, as all of our debt has a fixed interest rate and the rates approximate market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of March 31, 2014, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts in the quarters ended March 31, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, we did not repurchase any of our securities.

During the three months ended March 31, 2014, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

As of March 31, 2014, we had accepted subscriptions for, and issued, 3,040,498 shares of our common stock in our follow-on offering, including 70,018 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $29,704,794.

As of March 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,849,194	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,575,786	Actual
Total expenses	$4,424,980

Through March 31, 2014, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $25,279,814, excluding $665,172 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of March 31, 2014, we had used $3,500,000 of the net proceeds from our follow-on offering to acquire the Germantown hotel; $4,000,000 to acquire the Charleston hotel; $3,850,000 to acquire the Austin hotel; and $7,250,000 to acquire the Grapevine hotel. For more information regarding how we used our net offering proceeds through March 31, 2014, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Fee and Expense Waiver Letter

On March 28, 2014, we entered into a fee and expense waiver letters with our advisor whereby our advisor waived all expenses reimbursable to our advisor for the twelve fiscal quarters ended March 31, 2014, or the waiver period, to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further acknowledged that all expenses incurred directly by us and incurred by our advisor on our behalf during the waiver period shall be paid by our advisor on our behalf.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to the Registrant’s Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 333-179521), filed on March 28, 2014)

10.2*	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.3*	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP

10.4*	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC

10.5*	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC

10.6*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC

10.7*	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC

10.8*	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC

10.9*	Amended and Restated Master Lease Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC

10.10*	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: May 15, 2014	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to the Registrant’s Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 333-179521), filed on March 28, 2014)

10.2*	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.3*	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP

10.4*	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC

10.5*	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC

10.6*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC

10.7*	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC

10.8*	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC

10.9*	Amended and Restated Master Lease Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC

10.10*	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

