Form 10-Q
period 2014-06-30
Moody National REIT I, Inc.
filed 2014-08-14
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

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

Yes ☐   No ☒

As of August 11, 2014, there were 6,443,634 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investment in hotel properties, net	$80,109,697	$49,136,124
Cash and cash equivalents	8,548,658	5,324,315
Restricted cash	5,215,321	3,295,529
Accounts receivable, net of allowance of $15,000 and $12,000, at June 30, 2014 and December 31, 2013, respectively	494,905	124,578
Mortgage note receivable	12,165,202	12,269,485
Prepaid expenses and other assets	350,636	107,193
Deferred costs, net of accumulated amortization of $111,486 and $69,411, at June 30, 2014 and December 31, 2013, respectively	946,902	660,372

Total Assets	$107,831,321	$70,917,596

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$62,309,220	$44,441,355
Accounts payable and accrued expenses	2,000,897	1,194,726
Due to related parties	319,636	427,985
Dividends payable	351,117	217,877

Total Liabilities	64,980,870	46,281,943

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 5,714,073 and 3,331,439 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	57,141	33,314
Additional paid-in capital	49,153,289	28,279,101
Distributions in excess of net income	(6,638,147)	(4,164,515)
Total stockholders’ equity	42,572,283	24,147,900
Noncontrolling interest - 100 common units of the Operating Partnership	711	753
Noncontrolling interest in consolidated joint venture	276,457	486,000

Total Equity	42,849,451	24,634,653

TOTAL LIABILITIES AND EQUITY	$107,831,321	$70,917,596

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue
Room revenue	$5,278,099	$1,720,381	$8,679,734	$2,609,611
Other hotel revenue	259,251	71,997	375,627	91,742
Total hotel revenue	5,537,350	1,792,378	9,055,361	2,701,353
Interest income from note receivable	158,898	163,038	316,469	323,190
Total revenue	5,696,248	1,955,416	9,371,830	3,024,543

Expenses
Hotel operating expenses	3,337,185	1,033,914	5,358,568	1,534,041
Property taxes, insurance and other	322,679	114,097	585,509	167,397
Depreciation and amortization	765,329	236,612	1,363,039	350,637
Property acquisition	303,276	410,520	751,892	442,054
Corporate general and administrative	445,974	56,827	644,811	94,872
Total expenses	5,174,443	1,851,970	8,703,819	2,589,001

Operating income	521,805	103,446	668,011	435,542

Interest expense and amortization of deferred loan costs	722,659	272,880	1,259,034	465,669

Loss before income tax expense	(200,854)	(169,434)	(591,023)	(30,127)
Income tax expense	93,000	42,100	145,900	63,100

Net loss	(293,854)	(211,534)	(736,923)	(93,227)
Income attributable to noncontrolling interest in consolidated joint ventures	(19,438)	(19,895)	(38,737)	(39,181)

Loss (income) attributable to noncontrolling interest in common operating partnership units	(3)	13	2	4
Net loss attributable to common shareholders	$(313,295)	$(231,416)	$(775,658)	$(132,404)
Per-share information – basic and diluted:
Net loss attributable to common shareholders	$(0.06)	$(0.11)	$(0.18)	$(0.08)
Dividends declared	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding	4,824,021	2,023,290	4,276,950	1,753,196

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2014

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Net Income	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity

Balance at December 31, 2013	—	$—	3,331,439	$33,314	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653
Issuance of common stock, net of offering costs	—	—	2,335,024	23,351	20,380,339	—	—	—	—	20,403,690
Issuance of common stock pursuant to dividend reinvestment plan	—	—	47,610	476	451,821	—	—	—	—	452,297
Stock-based compensation expense	—	—	—	—	42,028	—	—	—	—	42,028
Net income (loss)	—	—	—	—	—	(775,658)	—	(2)	38,737	(736,923)
Dividends and distributions declared	—	—	—	—	—	(1,697,974)	—	(40)	(248,280)	(1,946,294)

Balance at June 30, 2014	—	$—	5,714,073	$57,141	$49,153,289	$(6,638,147)	100	$711	$276,457	$42,849,451

See accompanying notes to condensed consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(736,923)	$(93,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,363,039	350,637
Amortization of deferred loan costs	31,674	16,409
Stock-based compensation	42,028	56,031
Changes in operating assets and liabilities
Accounts receivable	(370,327)	(9,594)
Prepaid expenses and other assets	(243,443)	(87,263)
Accounts payable and accrued expenses	806,171	359,225
Due to related parties	(712,063)	—
Net cash provided by operating activities	180,156	592,218
Cash flows from investing activities
Increase in restricted cash	(1,919,792)	(102,340)
Earnest money and deposits	—	(245,000)
Repayments of mortgage note receivable	104,283	99,048
Improvements and additions to hotel properties	(1,826,211)	—
Acquisitions of hotel properties	(25,439,507)	(11,300,000)
Net cash used in investing activities	(29,081,227)	(11,548,292)
Cash flows from financing activities
Proceeds from issuance of common stock	23,350,238	8,135,784
Offering costs paid	(2,342,834)	(1,159,606)
Dividends paid	(1,112,477)	(483,974)
Proceeds of notes payable	13,250,000	7,800,000
Repayments of notes payable	(442,628)	(233,307)
Payments of deferred financing costs	(328,605)	(138,000)
Distributions to noncontrolling interest in joint venture	(248,280)	(34,477)
Net cash provided by financing activities	32,125,414	13,886,420

Net change in cash and cash equivalents	3,224,343	2,930,346
Cash and cash equivalents at beginning of period	5,324,315	2,710,101
Cash and cash equivalents at end of period	$8,548,658	$5,640,447
Supplemental Cash Flow Information
Interest paid	$1,134,782	$428,471
Income taxes paid	$16,003	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$603,714	$424,119
Assumption of note payable in connection with acquisition of hotel property	$5,060,493	$—
Issuance of common stock from dividend reinvestment plan	$452,297	$162,384
Accrued dividend payable	$351,117	$140,324

See accompanying notes to condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

On February 14, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. In the follow-on offering the Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP. As of June 30, 2014, the Company had accepted investors’ subscriptions for, and issued, 4,524,348 shares of its common stock in the follow-on offering, including 97,145 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $44,272,027. As of June 30, 2014, the Company had accepted subscriptions for, and issued, 5,650,601 shares of common stock in the Company’s initial public offering and follow-on offering, including 126,727 shares of common stock pursuant to the DRIP, resulting in aggregate offering proceeds of $55,238,740.

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

The Company’s board of directors has elected to extend the Company’s follow-on public offering of shares of common stock, in accordance with the terms established in the Company’s prospectus. The follow-on public offering, which was scheduled to terminate on October 12, 2014, has been extended for up to an additional year. However, the Company currently expects to terminate the follow-on public offering on January 31, 2015.

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

As of June 30, 2014, the Company’s portfolio consisted of (1) a 74.5% joint venture interest in a mortgage note (the “Hyatt Place Note”) secured by a hotel property located in Grapevine, Texas, commonly known as the Hyatt Place Grapevine hotel (the “Hyatt Place Property”); (2) a 91-suite hotel property located in The Woodlands, Texas, commonly known as the Homewood Suites by Hilton - Woodlands (the “Woodlands Hotel”); (3) a 127-guestroom hotel property located in Germantown, Tennessee, commonly known as the Hyatt Place - Germantown (the “Germantown Hotel”); (4) a 113-guestroom hotel property located in North Charleston, South Carolina, commonly known as the Hyatt Place - North Charleston (the “Charleston Hotel”); (5) a 123-suite hotel property located in Austin, Texas, commonly known as the Hampton Inn – Austin (the “Austin Hotel”); (6) a 133-suite hotel property located in Grapevine, Texas, commonly known as the Residence Inn by Marriott – Grapevine (the “Grapevine Hotel”); and (7) a 127-suite hotel property located in Newark, California, commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley (the “Silicon Valley Hotel”). The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia which was subsequently sold to a third-party buyer on August 23, 2012.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of June 30, 2014 or December 31, 2013.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 19, 2014.

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

As of June 30, 2014, total offering costs for the follow-on offering were $6,155,405. The Company directly incurred $4,442,041 of offering costs for the follow-on offering and reimbursed Advisor for $1,829,324 in offering costs for the follow-on offering. The Company has a $115,960 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of June 30, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

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

June 30, 2014

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of June 30, 2014.

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

Concentration of Credit Risk

As of June 30, 2014, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

June 30, 2014

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

The Company determines the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes it could obtain at the date of acquisition. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

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

Valuation and Allocation of Real Property — Ownership

Investment in real estate is recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

For real estate the Company owns, the Company monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2014 and 2013.

In evaluating the Company’s investments for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated fair value of the Company’s hotel properties which could then result in different conclusions regarding impairment which could result in material changes to the Company’s consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

Mortgage Note Receivable

The Company provides first-mortgage financing in the form of a note receivable. The loan is held for investment and is intended to be held to maturity and, accordingly, is recorded at cost and net of the allowance for losses when the loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. The Company discontinues recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three and six months ended June 30, 2014 or 2013.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred loan costs are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $111,486 and $69,411 as of June 30, 2014 and December 31, 2013, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2014	$56,049	$43,959	$12,090
2015	111,380	87,200	24,180
2016	110,846	86,666	24,180
2017	92,543	68,363	24,180
Thereafter	576,084	316,332	259,752
Total	$946,902	$602,520	$344,382

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Restricted stock was included in basic earnings per share because the restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common shareholders and comprehensive income.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

3. Investment in Hotel Properties

The following table sets forth summary information regarding the hotel properties the Company owned as of June 30, 2014:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$6,712,789

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,664,234

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,702,948

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,437,327

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	13,221,467

Silicon Valley Hotel (TownPlace Suites)	June 24, 2014	Newark, California	100%	10,000,000	127	5,060,493

Totals				$80,950,000	714	$51,799,258

(1)	Excludes closing costs.
(2)	As of June 30, 2014.

Investments in hotel properties consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land	$12,680,000	$6,760,000
Buildings and improvements	64,787,835	39,861,360
Furniture, fixtures and equipment	5,461,736	3,982,000
Total cost	82,929,571	50,603,360
Accumulated depreciation	(2,819,874)	(1,467,236)
Investment in hotel properties, net	$80,109,697	$49,136,124

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

First Quarter Acquisition

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC, a wholly owned subsidiary of the OP (“Moody Grapevine Holding”) acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, an affiliate of the Company, Moody National RI Grapevine MT, LLC, an affiliate of the Company, and Moody National Management, LP, for an aggregate purchase price of $20,500,000, excluding acquisition costs. The Company financed the acquisition of the Grapevine Hotel with proceeds from its ongoing public offering and approximately $13,250,000 of indebtedness secured by the Grapevine Hotel. The purchase price of the Grapevine Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,600,000, $17,500,000, and $400,000, respectively. Acquisition costs of $443,190 were incurred and expensed in connection with the acquisition of the Grapevine Hotel. The Company has recognized approximately $1,463,000 in revenues and a $294,000 net loss, which includes acquisition costs, for the Grapevine Hotel for the six months ended June 30, 2014. In connection with the acquisition of the Grapevine Hotel, the Company formed a taxable REIT subsidiary (the “Grapevine Hotel TRS”). Upon the closing of the acquisition of the Grapevine Hotel, Moody National RI Grapevine MT, LLC, a wholly owned subsidiary of the Grapevine Hotel TRS (the “Grapevine Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Grapevine Master Tenant leases the Grapevine Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Grapevine Hotel pursuant to a Hotel Management Agreement with the Grapevine Master Tenant.

Second Quarter Acquisition

Silicon Valley Hotel

On June 24, 2014, Moody National Cedar-Newark Holding, LLC, a wholly owned subsidiary of the OP (“Moody Silicon Valley Holding”), acquired fee simple title to the Silicon Valley Hotel from Moody Newark, LLC, an unaffiliated third party, for an aggregate purchase price of $10,000,000, excluding acquisition costs. The Company financed the acquisition of the Silicon Valley Hotel with proceeds from its ongoing public offering and the assumption of the existing mortgage loan secured by the Silicon Valley Hotel with an original principal amount of $5,250,000 and a balance of $5,060,493 assumed on the date of acquisition. The purchase price of the Silicon Valley Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,320,000, $6,302,000 and $378,000, respectively. Acquisition costs of $283,276 were incurred and expensed in connection with the acquisition of the Silicon Valley Hotel. The Company has recognized approximately $84,000 in revenues and a $260,000 net loss, which includes acquisition costs, for the Silicon Valley Hotel for the six months ended June 30, 2014. In connection with the acquisition of the Silicon Valley Hotel, the Company formed a taxable REIT subsidiary (the “Silicon Valley Hotel TRS”). Upon the closing of the acquisition of the Silicon Valley Hotel, Moody National TPS Newark MT, LLC, a wholly owned subsidiary of the Silicon Valley Hotel TRS (the “Silicon Valley Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Silicon Valley Master Tenant leases the Silicon Valley Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Silicon Valley Hotel pursuant to a Hotel Management Agreement with the Silicon Valley Master Tenant.

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2014 and 2013 is presented as if the Company acquired the Germantown Hotel, Charleston Hotel, Austin Hotel, Grapevine Hotel and Silicon Valley Hotel on January 1, 2013. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel and the Silicon Valley Hotel on January 1, 2013, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$6,517,114	$5,907,670	$12,420,084	$12,527,590
Net income (loss)	(135,435)	(185,701)	(672,523)	368,122
Net income (loss) attributable to common shareholders	(154,876)	(205,583)	(711,258)	328,945
Net income (loss) per common share attributable to common shareholders, basic and diluted	$(0.03)	$(0.10)	$(0.17)	$0.19

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

4. Notes Receivable

As of June 30, 2014 and December 31, 2013, the note receivable was $12,165,202 and $12,269,485, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of June 30, 2014, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at June 30, 2014 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of June 30, 2014 and December 31 2013 was $12,165,202 and $12,269,485, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2014, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of June 30, 2014 and December 31, 2013, the Company’s notes payable consisted of the following:

	Principal as of June 30, 2014	Principal as of December 31, 2013	Interest Rate at June 30, 2014	Maturity Date
Hyatt Place Note Acquisition Note	$10,509,962	$10,677,350	3.00%	May 5, 2018
Woodlands Hotel Loan	6,712,789	6,777,812	6.00%	December 6, 2016
Germantown Hotel Loan	7,664,234	7,728,405	4.30%	May 6, 2023
Charleston Hotel Loan	7,702,948	7,757,788	5.193%	August 1, 2023
Austin Hotel Loan	11,437,327	11,500,000	5.426%	January 6, 2024
Grapevine Hotel Loan	13,221,467	—	5.250%	April 6, 2024
Silicon Valley Hotel Loan	5,060,493	—	5.500%	July 6, 2022
Total	$62,309,220	$44,441,355

The estimated fair value of the Company’s notes payable as of June 30, 2014 and December 31, 2013 was $62,309,220 and $44,441,355, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of June 30, 2014, the Company had issued 5,650,601 shares of common stock in the Company’s public offerings, including 126,727 shares issued pursuant to the DRIP. As of June 30, 2014, there were a total of 5,714,073 shares of the Company’s common stock issued and outstanding.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the six months ended June 30, 2013 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Total	$483,974	$162,384	$646,358

First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Total	$1,112,477	$452,297	$1,564,774

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at June 30, 2014 was $276,457, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,438 and $19,895 for the three months ended June 30, 2014 and 2013, respectively, and was $38,737 and $39,181 for the six months ended June 30, 2014 and 2013, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of June 30, 2014, the Company had paid Moody Securities $746,368 and $3,296,362 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $972,030 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as an offset to additional paid-in capital in the condensed consolidated balance sheets.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2014, Advisor and its affiliates had incurred organizational and offering expenses of $3,214,000 and $1,713,000 related to the initial and follow-on offerings, respectively.

As of June 30, 2014, total offering costs for the follow-on offering were $6,155,405. The Company directly incurred $4,442,041 of offering costs for the follow-on offering and reimbursed Advisor for $1,829,324 in offering costs for the follow-on offering. The Company has an $115,960 receivable from Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of June 30, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the six months ended June 30, 2014, the Company paid Advisor acquisition fees of $478,500 in connection with the acquisition of the Grapevine Hotel and the Silicon Valley Hotel. For the six months ended June 30, 2013, the Company paid Advisor acquisition fees of $169,500 in connection with the acquisition of the Germantown Hotel. As of June 30, 2014, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the six months ended June 30, 2013, the Company paid $78,000 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Germantown Hotel. For the six months ended June 30, 2014, the Company paid $183,100 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel and the Silicon Valley Hotel.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended June 30, 2014 and 2013, the Company incurred asset management fees of $210,133 and $0, respectively, and for the six months ended June 30, 2014 and 2013, the Company incurred asset management fees of $366,891 and $0, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of June 30, 2014, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2014, total operating expenses of the Company were $1,359,945, which included $771,035 in operating expenses incurred directly by the Company and $588,910 incurred by Advisor on behalf of the Company. Of the $1,359,945 in total operating expenses incurred during the four fiscal quarters ended June 30, 2014, $75,038 exceeded the 2%/25% Limitation and is not an obligation of the Company. The Company reimbursed Advisor $165,000 in operating expenses during the four fiscal quarters ended June 30, 2014. Additionally, Advisor has incurred $3,622,281 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended June 30, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 (the “Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of June 30, 2014.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended June 30, 2014 and 2013, the Company paid the Property Manager property management fees of $166,114 and $53,759, respectively, and accounting fees of $37,500 and $15,000. For the six months ended June 30, 2014 and 2013, the Company paid the Property Manager property management fees of $271,654 and $81,028, respectively, and accounting fees of $67,500 and $22,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Joint Venture

As discussed in Note 4, as of June 30, 2014, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

As discussed in Note 3, on March 31, 2014, Moody Grapevine Holding acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC, and Moody National Management, LP, each an affiliate of the Company, for an aggregate purchase price of $20,500,000, excluding acquisition costs.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of June 30, 2014, there were 1,958,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months and six ended June 30, 2014 and 2013. As of June 30, 2014, a total of 41,250 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $21,130 and $21,349 for the three months ended June 30, 2014 and 2013, respectively, and $42,028 and $56,031 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there were 1,875 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 13, 2013. The remaining unrecognized compensation expense of $232 will be recognized during the third quarter of 2014.

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2014 and year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2013	8,125	$10.00
Shares granted on August 13, 2013	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2013	5,625	10.00
Shares vested	(3,750)	10.00
Balance of non-vested shares as of June 30, 2014	1,875	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2014, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Property improvement plan	$3,805,765	$2,212,866
Real estate taxes	490,043	538,263
Insurance	159,219	210,849
Hotel furniture and fixtures	645,266	333,551
Seasonality	115,028	—
Total restricted cash	$5,215,321	$3,295,529

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

Moody National REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(unaudited)

No provision for income taxes has been made for the Company (other than each TRS) for the three and six months ended June 30, 2014 and 2013 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRSs had no deferred tax assets or liabilities as of June 30, 2014 and December 31, 2013.

As of June, 2014, the Company had operating loss carry-forwards of $335,800.

The income tax expense for the three months and six months ended June 30, 2014 and 2013 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Current expense	$93,000	$42,100	$145,900	$63,100
Deferred expense	—	—	—	—
Total expense, net	$93,000	$42,100	$145,900	$63,100

Federal	$84,300	$35,000	$136,300	$56,000
State	8,700	7,100	9,600	7,100
Total tax expense	$93,000	$42,100	$145,900	$63,100

Income tax expense recognized is based on the taxable income of the Company’s taxable REIT subsidiaries and not the taxable income of the Company.

13. Subsequent Events

Status of Offering

As of August 11, 2014, the Company had accepted investors’ subscriptions for, and issued 6,372,662 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 138,230 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $62,344,320.

Distributions Declared

On June 30, 2014 the Company declared a distribution in the aggregate amount of $351,117, of which $241,796 was paid in cash on July 15, 2014 and $109,321 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On July 31, 2014, the Company declared a distribution in the aggregate amount of $406,474 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on August 15, 2014.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets on terms that are favorable to us;

•	changes in demand for rooms at our hotel properties;

•	our ability to compete in the hotel industry;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital; and

•	interest rates.

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

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at a price of $10.00 per share, with discounts available for certain purchasers, and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of June 30, 2014, we had accepted investors’ subscriptions for, and issued, 4,524,348 shares of our common stock in our follow-on offering, including 97,145 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $44,272,027. As of June 30, 2014, we had accepted investors’ subscriptions for, and issued, 5,650,601 shares of our common stock in our initial public offering and follow-on offerings, including 126,727 shares of common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $55,238,740.

Our board of directors has elected to extend our follow-on public offering of shares of our common stock, in accordance with the terms established in our prospectus. Our follow-on public offering, which was scheduled to terminate on October 12, 2014, has been extended for up to an additional year. However, we currently expect to terminate our follow-on public offering on January 31, 2015.

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

As of June 30, 2014, our portfolio consisted of seven investments: (1) the Woodlands hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine hotel, a 133-suite hotel property located in Grapevine, Texas, (6) the Silicon Valley hotel, a 127-suite hotel property located in Newark, California, and (7) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place hotel.

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

We made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, of the Internal Revenue Code, commencing with the taxable year ended December 31, 2011. As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Net Cash Provided by Operating Activities

As of June 30, 2014, we owned six hotel properties. Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 was $180,156 and $592,218, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2014 was primarily due to an increase in accounts receivable due to four acquisitions since June 30, 2013, an increase in prepaid expenses, principally insurance premiums, and payments of amounts due to related parties.

Net Cash Used In Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $29,081,227 and $11,548,292, respectively. The increase in cash used in investing activities for the six months ended June 30, 2014 was due primarily to acquisitions of hotel properties of $26,039,507.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing public offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $32,125,414 and $13,886,420, respectively. For the six months ended June 30, 2014, the cash provided by financing activities consisted primarily of gross offering proceeds of $23,350,238 and proceeds of a note payable of $13,250,000, which was used to fund acquisitions of hotel properties of $26,039,507, offering costs of $2,342,834 and the payment of dividends of $1,112,477.

Cash and Cash Equivalents

As of June 30, 2014, we had cash on hand of $8,548,658.

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

As of June 30, 2014, our outstanding indebtedness totaled $62,309,220. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2014 and 2013, our debt levels did not exceed 300% of the value of our assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2014:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt obligations(1)	$62,309,220	$566,092	$8,776,495	$11,226,747	$41,739,887
Interest payments on outstanding debt obligations(2)	22,352,034	1,541,309	6,014,263	4,840,103	9,956,359
Purchase obligations(3)	—	—	—	—	—
Total	$84,661,254	$2,107,401	$14,790,758	$16,066,850	$51,696,246

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2014.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2014.

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

As of June 30, 2014, total offering costs for our follow-on offering were $6,155,405. We directly incurred $4,442,041 of offering costs for our follow-on offering and reimbursed our advisor for $1,829,324 in offering costs for our follow-on offering. We have an $115,960 receivable from our advisor for offering costs related to our follow-on offering, which is recorded as an offset to other amounts owed to our advisor. As of June 30, 2014, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we are required to reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, provided that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the “2%/25% limitation.” We may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2014, our total operating expenses were $1,359,945, which included $771,035 in operating expenses incurred directly by us and $588,910 incurred by our advisor on our behalf. Of the $1,359,945 in total operating expenses incurred during the four fiscal quarters ended June 30, 2014, $75,038 exceeded the 2%/25% limitation and is not reimbursable to our advisor. We reimbursed our advisor $165,000 in operating expenses for the four fiscal quarters ended June 30, 2014.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “waiver period” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed on our behalf by our advisor were $1,967,721 as of June 30, 2014. Additionally, our advisor has incurred $3,622,381 in operating expenses on our behalf prior to the four fiscal quarters ended June 30, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Results of Operations

As of June 30, 2013, we owned the Woodlands hotel, the Germantown Hotel and the joint venture interest in the Hyatt Place note. As of June 30, 2014, we owned the Woodlands hotel, the Germantown hotel, the Charleston hotel, the Austin hotel, the Grapevine hotel, the Silicon Valley hotel and the joint venture interest in the Hyatt Place note. Because we owned two hotel properties at June 30, 2013 compared to six hotel properties at June 30, 2014, our results of operations for the three and six months ended June 30, 2013 are not directly comparable to those for the three and six months ended June 30, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013

Revenue

Total revenue increased to $5,696,248 for the three months ended June 30, 2014 from $1,955,416 for the three months ended June 30, 2013. Total hotel revenue increased to $5,537,350 for the three months ended June 30, 2014 from $1,792,378 for the three months ended June 30, 2013. The increase in hotel revenue was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $158,898 for the quarter ended June 30, 2014 from $163,038 for the quarter ended June 30, 2013. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Silicon Valley hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $3,337,185 for the three months ended June 30, 2014 from $1,033,914 for the three months ended June 30, 2013. The increase in hotel operating expenses was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $322,679 for the three months ended June 30, 2014 from $114,097 for the three months ended June 30, 2013. This increase was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased to $765,329 for the three months ended June 30, 2014 from $236,612 for the three months ended June 30, 2013. The increase in depreciation and amortization expense was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013.

Property Acquisition Expenses

Property acquisition expenses decreased to $303,276 for the three months ended June 30, 2014 from $410,520 for the three months ended June 30, 2013. We acquired one property in each of the quarters ended June 30, 2014 and 2013.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $445,974 for the three months ended June 30, 2014 from $56,827 for the three months ended June 30, 2013. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. The increase in general and administrative expense is partially due to the fact that our advisor waived asset management fees for the three months ended June 30, 2013. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $722,659 for the three months ended June 30, 2014 from $272,880 for the three months ended June 30, 2013. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to four hotel property acquisitions since June 30, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the three months ended June 30, 2014 was $93,000 compared to $42,100 for the three months ended June 30, 2013.

Net Loss

We had a net loss of $293,854 for the three months ended June 30, 2014 compared to a net loss of $211,534 for the three months ended June 30, 2013. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $19,438 and $19,895 for the three months ended June 30, 2014 and 2013, respectively, and income (loss) attributable to a noncontrolling interest in common operating partnership units of $3 and $(13) for the three months ended June 30, 2014 and 2013, respectively, net loss attributable to us was $313,295 and $231,416 for the three months ended June 30, 2014 and 2013, respectively.

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013

Revenue

Total revenue increased to $9,371,830 for the six months ended June 30, 2014 from $3,024,543 for the six months ended June 30, 2013. Total hotel revenue increased to $9,055,361 for the six months ended June 30, 2014 from $2,701,353 for the six months ended June 30, 2013. The increase in hotel revenue was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $316,469 for the six months ended June 30, 2014 from $323,190 for the six months ended June 30, 2013. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Grapevine hotel and Silicon Valley hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $5,358,568 for the six months ended June 30, 2014 from $1,534,041 for the six months ended June 30, 2013. The increase in hotel operating expenses was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $585,509 for the six months ended June 30, 2014 from $167,397 for the six months ended June 30, 2013. This increase was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased to $1,363,039 for the six months ended June 30, 2014 from $350,637 for the six months ended June 30, 2013. The increase in depreciation and amortization expense was primarily due to the fact that we owned six hotel properties at June 30, 2014 compared to two hotel properties at June 30, 2013.

Property Acquisition Expenses

Property acquisition expenses increased to $751,892 for the six months ended June 30, 2014 from $442,054 for the six months ended June 30, 2013. The increase in property acquisition expenses was due to the fact that we acquired two properties during the six months ended June 30, 2014 compared to one property during the six months ended June 30, 2013.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $644,811 for the six months ended June 30, 2014 from $94,872 for the six months ended June 30, 2013. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. The increase in general and administrative expenses is partially due to the fact that our advisor waived asset management fees for the six months ended June 30, 2013. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $1,259,034 for the six months ended June 30, 2014 from $465,669 for the six months ended June 30, 2013. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our four hotel property acquisitions since June 30, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the six months ended June 30, 2014 was $145,900 compared to $63,100 for the six months ended June 30, 2013.

Net Loss

We had a net loss of $736,923 for the six months ended June 30, 2014 compared to a net loss of $93,227 for the six months ended June 30, 2013. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $38,737 and $39,181 for the six months ended June 30, 2014 and 2013, respectively, and loss attributable to a noncontrolling interest in common operating partnership units of $2 and $4 for the six months ended June 30, 2014 and 2013, respectively, net loss attributable to common shareholders was $775,658 and $132,404 for the six months ended June 30, 2014 and 2013, respectively.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 19, 2014. Other than as described immediately below, there have been no significant changes to our accounting policies during 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We implemented the provisions of ASU 2014-08 as of January 1, 2014. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

Inflation

As of June 30, 2014, our investments consisted of our six hotel properties and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the six months ended June 30, 2014 and 2013:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Total	$483,974	$162,384	$646,358

First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Total	$1,112,477	$452,297	$1,564,774

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $646,358 in aggregate distributions in the first two quarters of 2013 which was comprised of $483,974 in cash distributions and $162,384 in shares issued pursuant to our distribution reinvestment plan. We paid $1,564,774 in aggregate distributions for the first two quarters of 2014, which was comprised of $1,112,477 in cash distributions and $452,297 in shares issued pursuant to our distribution reinvestment plan. For the six months ended June 30, 2013 and 2014, we had cash provided by operating activities of $592,218 and $180,156, respectively. For the six months ended June 30, 2014, approximately 12% of distributions were paid from cash provided by operating activities and the remaining approximately 88% was paid from offering proceeds.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

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

 The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30		Six months ended June 30,
	2014	2013	2014	2013
Net Loss	$(293,854)	$(211,534)	$(736,923)	$(93,227)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	765,329	236,612	1,363,039	350,637
Adjustments for noncontrolling interests	(19,438)	(19,895)	(38,737)	(39,181)
Funds from Operations	452,037	5,183	587,379	218,229
Adjustments:
Stock-based compensation	21,130	21,349	42,028	56,031
Amortization of deferred loan costs	17,711	9,125	31,674	16,409
Property acquisition expense	303,276	410,520	751,892	442,054
Adjustments for noncontrolling interests	(685)	(685)	(1,363)	(1,363)
Modified Funds from Operations	$793,469	$445,492	$1,411,610	$731,360

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Status of Offering

As of August 11, 2014, we had accepted investors’ subscriptions for, and issued 6,372,662 shares of our common stock in our initial public offering and follow-on offering, including 138,230 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to us of $62,344,320.

Distributions Declared

On June 30, 2014, we declared a distribution in the aggregate amount of $351,117, of which $241,796 was paid in cash on July 15, 2014 and $109,321 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On July 31, 2014, we declared a distribution in the aggregate amount of $406,474, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares of our common stock on August 15, 2014.

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

As of June 30, 2014, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of June 30, 2014, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of June 30, 2014, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and six months ended June 30, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2014, we did not repurchase any of our securities.

During the six months ended June 30, 2014, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock, was declared effective by the SEC and our initial public offering terminated. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of June 30, 2014, we had accepted subscriptions for, and issued, 4,524,347 shares of our common stock in our follow-on offering, including 97,145 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $44,272,027.

As of June 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$4,268,392	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,819,013	Actual
Total expenses	$6,087,405

Through June 30, 2014, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $38,184,622, excluding $922,877 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of June 30, 2014, we had used $3,500,000 of the net proceeds from our follow-on offering to acquire the Germantown hotel; $4,000,000 to acquire the Charleston hotel; $3,850,000 to acquire the Austin hotel; $7,250,000 to acquire the Grapevine hotel; and $4,939,507 to acquire the Silicon Valley hotel. For more information regarding how we used our net offering proceeds through June 30, 2014, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.2	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.4	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.5	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.6	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.7	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.8	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: August 14, 2014	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.2	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.4	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.5	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.6	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.7	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

10.8	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed on July 29, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document