Form 10-Q
period 2014-09-30
Moody National REIT I, Inc.
filed 2014-11-14
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 8,332,654 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Investment in hotel properties, net	$113,876,902	$49,136,124
Cash and cash equivalents	17,935,642	5,324,315
Restricted cash	7,315,413	3,295,529
Accounts receivable, net of allowance of $17,000 and $12,000, at September 30, 2014 and December 31, 2013, respectively	719,288	124,578
Mortgage note receivable	12,113,771	12,269,485
Prepaid expenses and other assets	241,434	107,193
Earnest money and deposits	150,000	—
Deferred costs, net of accumulated amortization of $140,261 and $69,411, at September 30, 2014 and December 31, 2013, respectively	1,723,403	660,372

Total Assets	$154,075,853	$70,917,596

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$94,126,517	$44,441,355
Accounts payable and accrued expenses	3,676,773	1,194,726
Due to related parties	1,255,139	427,985
Dividends payable	476,602	217,877

Total Liabilities	99,535,031	46,281,943

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies - Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 7,512,912 and 3,331,439 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	75,129	33,314
Additional paid-in capital	65,029,038	28,279,101
Retained earnings deficit	(10,848,996)	(4,164,515)
Total stockholders’ equity	54,255,171	24,147,900
Noncontrolling interest - 100 common units of the Operating Partnership	643	753
Noncontrolling interest in consolidated joint venture	284,008	486,000

Total Equity	54,539,822	24,634,653

TOTAL LIABILITIES AND EQUITY	$154,075,853	$70,917,596

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue
Room revenue	$6,058,007	$2,392,175	$14,737,741	$5,001,786
Other hotel revenue	263,321	92,786	638,948	184,528
Total hotel revenue	6,321,328	2,484,961	15,376,689	5,186,314
Interest income from mortgage note receivable	159,875	160,633	476,344	483,823
Total revenue	6,481,203	2,645,594	15,853,033	5,670,137

Expenses
Hotel operating expenses	4,048,763	1,588,308	9,407,331	3,137,949
Property taxes, insurance and other	380,194	175,051	965,703	342,448
Depreciation and amortization	888,497	424,346	2,251,536	774,983
Property acquisition expenses	2,707,011	448,638	3,458,903	890,692
Corporate general and administrative	452,132	126,879	1,096,943	206,151
Total expenses	8,476,597	2,763,222	17,180,416	5,352,223

Operating income (loss)	(1,995,394)	(117,628)	(1,327,383)	317,914

Interest expense and amortization of deferred loan costs	805,139	386,485	2,064,173	852,154

Loss before income tax expense	(2,800,533)	(504,113)	(3,391,556)	(534,240)
Income tax expense (benefit)	58,800	(32,500)	204,700	30,600

Net loss	(2,859,333)	(471,613)	(3,596,256)	(564,840)
Income attributable to noncontrolling interest in consolidated joint ventures	(19,672)	(19,287)	(58,409)	(58,468)

Loss attributable to noncontrolling interest in common operating partnership units	48	18	50	22
Net loss attributable to common shareholders	$(2,878,957)	$(490,882)	$(3,654,615)	$(623,286)
Per-share information – basic and diluted:
Net loss attributable to common shareholders	$(0.44)	$(0.21)	$(0.72)	$(0.32)
Dividends declared	$0.20	$0.20	$0.60	$0.60
Weighted average shares outstanding	6,602,233	2,372,963	5,060,562	1,962,055

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2014

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings Deficit	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity

Balance at January 1, 2014	—	$—	3,331,439	$33,314	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653
Issuance of common stock, net of offering costs	—	—	4,101,863	41,019	36,015,193	—	—	—	—	36,056,212
Redemption of common stock	—	—	(16,420)	(164)	(159,364)					(159,528)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	88,530	885	840,154	—	—	—	—	841,039
Stock-based compensation expense	—	—	7,500	75	53,954	—	—	—	—	54,029
Net income (loss)	—	—	—	—	—	(3,654,615)	—	(50)	58,409	(3,596,256)
Dividends and distributions declared	—	—	—	—	—	(3,029,866)	—	(60)	(260,401)	(3,290,327)

Balance at September 30, 2014	—	$—	7,512,912	$75,129	$65,029,038	$(10,848,996)	100	$643	$284,008	$54,539,822

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(3,596,256)	$(564,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,251,536	774,983
Amortization of deferred loan costs	54,404	27,731
Stock-based compensation	54,029	67,642
Changes in operating assets and liabilities
Accounts receivable	(594,710)	(70,703)
Prepaid expenses and other assets	(134,241)	(56,931)
Accounts payable and accrued expenses	2,482,047	785,796
Due to related parties	(33,385)	108,797
Net cash provided by operating activities	483,424	1,072,475
Cash flows from investing activities
Increase in restricted cash	(4,019,884)	(441,449)
Earnest money and deposits	(150,000)	(145,000)
Repayments of mortgage note receivable	155,714	147,780
Improvements and additions to hotel properties	(3,153,868)	(70,194)
Acquisitions of hotel properties	(26,666,433)	(23,100,000)
Net cash used in investing activities	(33,834,471)	(23,608,863)
Cash flows from financing activities
Proceeds from issuance of common stock	40,854,428	11,153,036
Offering costs paid	(4,097,205)	(1,591,331)
Dividends paid	(1,930,162)	(831,855)
Proceeds of notes payable	13,250,000	15,600,000
Repayments of notes payable	(720,405)	(392,023)
Payments of deferred costs	(1,133,881)	(276,000)
Distributions to noncontrolling interest in joint venture	(260,401)	(46,598)
Net cash provided by financing activities	45,962,374	23,615,229

Net change in cash and cash equivalents	12,611,327	1,078,841
Cash and cash equivalents at beginning of period	5,324,315	2,710,101
Cash and cash equivalents at end of period	$17,935,642	$3,788,942
Supplemental Cash Flow Information
Interest paid	$1,917,764	$803,906
Income taxes paid	$21,201	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued offering costs due to related party	$860,539	$591,136
Assumption of notes payable in connection with acquisition of hotel properties	$37,155,567	$—
Issuance of common stock from dividend reinvestment plan	$841,039	$270,079
Accrued dividend payable	$476,602	$163,255

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

On April 15, 2009, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On October 12, 2012, the Company terminated its initial public offering and commenced its follow-on public offering (discussed below). As of October 12, 2012, the Company had accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $10,966,713.

On February 14, 2012, the Company commenced its follow-on public offering of up to $1,000,000,000 in shares of the Company’s common stock. The Company is offering up to $900,000,000 in shares of the Company’s common stock to the public and up to $100,000,000 in shares of the Company’s common stock to its stockholders pursuant to the DRIP in its follow-on offering. As of September 30, 2014, the Company had accepted investors’ subscriptions for, and issued, 6,315,687 shares of its common stock in the follow-on offering, including 138,065 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $61,776,218. As of September 30, 2014, the Company had accepted subscriptions for, and issued, 7,441,940 shares of common stock in the Company’s initial public offering and follow-on offering, including 167,647 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $72,742,931.

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

The Company’s board of directors has elected to extend the Company’s follow-on public offering of shares of common stock, in accordance with the terms established in the Company’s prospectus. The follow-on public offering, which was scheduled to terminate on October 12, 2014, has been extended for up to an additional year. However, the Company currently expects to terminate the follow-on public offering by January 31, 2015.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia which was subsequently sold to a third-party buyer on August 23, 2012. As of September 30, 2014, the Company owned (1) six hotel properties located in Texas, Tennessee, South Carolina and California and comprising 714 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey, and (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”). For more information on the Company’s portfolio, see Notes 3 and 4.

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

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units of the OP (the “Special Units”) held by an affiliate of the Advisor will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the events outside of the control of the Special Unit holder which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of September 30, 2014. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 19, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or may be incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to the dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of September 30, 2014, total offering costs for the follow-on offering were $8,166,601. The Company directly incurred $6,196,412 of offering costs for the follow-on offering and reimbursed Advisor for $1,970,189 in offering costs for the follow-on offering. As of September 30, 2014, the Company had $41,825 payable to Advisor for offering costs related to the follow-on offering. As of September 30, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of September 30, 2014.

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

Concentration of Credit Risk

As of September 30, 2014, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s real estate assets or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2014 and 2013.

In evaluating the Company’s hotel properties for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of the Company’s hotel properties which could then result in different conclusions regarding impairment and material changes to the Company’s consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheet. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three and nine months ended September 30, 2014 or 2013.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Deferred Costs

Deferred costs consist of deferred loan costs and franchise costs. Deferred loan costs are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract. Accumulated amortization of deferred costs was $140,261 and $69,411 as of September 30, 2014 and December 31, 2013, respectively. Expected future amortization of deferred loan costs and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2014	$97,070	$91,025	$6,045
2015	385,309	361,129	24,180
2016	385,526	361,346	24,180
2017	279,415	255,235	24,180
Thereafter	576,083	316,331	259,752
Total	$1,723,403	$1,385,066	$338,337

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on its ongoing financial reporting.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

3. Investment in Hotel Properties

The following table sets forth summary information regarding the hotel properties the Company owned as of September 30, 2014:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$6,680,649

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,632,535

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,676,670

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,401,458

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	13,179,156

Silicon Valley Hotel (TownPlace Suites)	June 24, 2014	Newark, California	100%	10,000,000	127	5,034,778

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	32,095,074

Totals				$114,272,000	941	$83,700,320

___________

(1)	Excludes closing costs.

(2)	As of September 30, 2014.

(3)	See “– Third Quarter Acquisition – Lyndhurst Hotel” below.

Investments in hotel properties consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land	$16,080,000	$6,760,000
Buildings and improvements	91,685,947	39,861,360
Furniture, fixtures and equipment	9,813,281	3,982,000
Total cost	117,579,228	50,603,360
Accumulated depreciation	(3,702,326)	(1,467,236)
Investment in hotel properties, net	$113,876,902	$49,136,124

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

First Quarter Acquisition

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC, a wholly owned subsidiary of the OP (“Moody Grapevine Holding”) acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, an affiliate of the Advisor, Moody National RI Grapevine MT, LLC, an affiliate of the Advisor, and Moody National Management, LP, for an aggregate purchase price of $20,500,000, excluding acquisition costs. The Company financed the acquisition of the Grapevine Hotel with proceeds from its ongoing public offering and approximately $13,250,000 of indebtedness secured by the Grapevine Hotel. The purchase price of the Grapevine Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,600,000, $17,500,000, and $400,000, respectively. Acquisition costs of $490,690 were incurred and expensed in connection with the acquisition of the Grapevine Hotel. The Company has recognized approximately $2,759,000 in revenues and a $436,000 net loss, which includes acquisition costs, for the Grapevine Hotel for the period from the acquisition date through September 30, 2014. In connection with the acquisition of the Grapevine Hotel, the Company formed a taxable REIT subsidiary (the “Grapevine Hotel TRS”). Upon the closing of the acquisition of the Grapevine Hotel, Moody National RI Grapevine MT, LLC, a wholly owned subsidiary of the Grapevine Hotel TRS (the “Grapevine Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Grapevine Master Tenant leases the Grapevine Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Grapevine Hotel pursuant to a Hotel Management Agreement with the Grapevine Master Tenant.

Second Quarter Acquisition

Silicon Valley Hotel

On June 24, 2014, Moody National Cedar-Newark Holding, LLC, a wholly owned subsidiary of the OP (“Moody Silicon Valley Holding”), acquired fee simple title to the Silicon Valley Hotel from Moody Newark, LLC, an unaffiliated third party, for an aggregate purchase price of $10,000,000, excluding acquisition costs. The Company financed the acquisition of the Silicon Valley Hotel with proceeds from its ongoing public offering and the assumption of the existing mortgage loan secured by the Silicon Valley Hotel with an original principal amount of $5,250,000 and a balance of $5,060,493 assumed on the date of acquisition. The purchase price of the Silicon Valley Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,320,000, $6,302,000 and $378,000, respectively. Acquisition costs of $329,776 were incurred and expensed in connection with the acquisition of the Silicon Valley Hotel. The Company has recognized approximately $1,299,382 in revenues and a $36,000 net loss, which includes acquisition costs, for the Silicon Valley Hotel for the period from the acquisition date through September 30, 2014. In connection with the acquisition of the Silicon Valley Hotel, the Company formed a taxable REIT subsidiary (the “Silicon Valley Hotel TRS”). Upon the closing of the acquisition of the Silicon Valley Hotel, Moody National TPS Newark MT, LLC, a wholly owned subsidiary of the Silicon Valley Hotel TRS (the “Silicon Valley Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Silicon Valley Master Tenant leases the Silicon Valley Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Silicon Valley Hotel pursuant to a Hotel Management Agreement with the Silicon Valley Master Tenant.

Third Quarter Acquisition

Lyndhurst Hotel

On September 30, 2014, pursuant to the transactions described below, the OP acquired an interest in a 227-unit Marriott Courtyard hotel property located in Lyndhurst, New Jersey (the “Lyndhurst Hotel”) from the current tenant-in-common owners (“TIC Owners”) of the Lyndhurst Hotel for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Lyndhurst Hotel, of approximately $33,322,000.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Effective September 30, 2014, twenty-four of the TIC Owners (the “Contributing Members”) contributed, transferred and granted good, indefeasible, fee simple title to their respective separate and undivided percentage ownership interests, as tenants-in-common with the other Contributing Members in the Lyndhurst Hotel, to MN Lyndhurst Venture, LLC (the “Joint Venture”), a Delaware limited liability company and an affiliate of the Company, in exchange for 100% of the Class A membership interests (“Class A Interests”) of the Joint Venture. The tenant-in common ownership interests in the Lyndhurst Hotel contributed to the Joint Venture by the Contributing Members are valued at $1,000 in the aggregate. In addition, effective September 30, 2014, the OP contributed $100 in cash to the Joint Venture in exchange for 100% of the Class B membership interests (the “Class B Interests”) of the Joint Venture. Pursuant to the limited liability company operating agreement of the Joint Venture (the “JV Agreement”), the OP has also agreed to pay up to $5.371 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Joint Venture, estimated to include a loan assumption fee of $321,000, a franchise property improvement plan of approximately $971,000, debt service and furniture, fixture and equipment reserves of approximately $340,000, outstanding accounts payable and accrued expenses of approximately $1.22 million, tax and insurance deposits and lender reserves of approximately $253,000 and approximately $2.26 million in transfer taxes and other closing costs (including a sales commission of approximately $1.25 million payable to Moody National Realty Company, L.P., an affiliate of the Company), all of which amounts will be deemed additional capital contributions by the OP to the Joint Venture in exchange for additional Class B Interests.

Pursuant to the JV Agreement, the OP will serve as the sole manager of the Joint Venture and will manage the business and affairs of the Joint Venture. Pursuant to the JV Agreement, the Contributing Members, as holders of the Class A Interests (“Class A Holders”), will have no voting or consent rights with respect to the management of the Joint Venture except as specifically set forth in the JV Agreement or as required by applicable law. Pursuant to the JV Agreement, cash available for distribution to the members of the Joint Venture, as determined by the OP in its discretion as the manager, will be distributed as follows: (1) first, 100% to the OP as the holder of the Class B Interests (the “Class B Holder”) until the Class B Holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Joint Venture, (2) second, 100% to the Class B Holder until the Class B Holder has received a return of 100% of its unreturned capital contributions to the Joint Venture, (3) third, 100% to the Class A Holders until they have received a return of 100% of their unreturned capital contributions to the Joint Venture (valued at $1,000 in the aggregate), and (4) fourth, 60% to the Class B Holder and 40% to the Class A Holders (in accordance with each Class A Holder’s respective membership interests in the Joint Venture).

The Company financed the OP’s capital contributions to the Joint Venture with proceeds from its ongoing public offering. Moody Holding assumed the existing mortgage loan secured by the Lyndhurst Hotel with an original principal amount of $34,350,000 and a balance of $32,095,074 assumed on the date of acquisition.

The purchase price of the Lyndhurst Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,400,000, $26,322,000 and $3,600,000, respectively. Acquisition costs of $2,613,011, including the transfer taxes and sales commission discussed above, were incurred and expensed in connection with the acquisition of the Lyndhurst Hotel. The Company has recognized approximately $21,000 in revenues and a $2,604,000 net loss, which includes acquisition costs, for the Lyndhurst Hotel for the period from the acquisition date through September 30, 2014. In connection with the acquisition of the Lyndhurst Hotel, the Company formed a taxable REIT subsidiary (the “Lyndhurst Hotel TRS”). Upon the closing of the acquisition of the Lyndhurst Hotel, Moody National CY Lyndhurst MT, LLC, a wholly owned subsidiary of the Lyndhurst Hotel TRS (the “Lyndhurst Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Lyndhurst Master Tenant leases the Lyndhurst Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Lyndhurst Hotel pursuant to a Hotel Management Agreement with the Lyndhurst Master Tenant.

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2014 and 2013 is presented as if the Company acquired the Germantown Hotel, Charleston Hotel, Austin Hotel, Grapevine Hotel, Silicon Valley Hotel and Lyndhurst Hotel on January 1, 2013. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Germantown Hotel, Charleston Hotel, Austin Hotel, Grapevine Hotel, Silicon Valley Hotel and Lyndhurst Hotel on January 1, 2013, nor does it purport to represent the Company’s future operations:

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$8,658,703	$8,054,532	$25,365,905	$24,098,723
Net loss	(383,619)	(181,574)	(394,966)	(4,656,150)
Net loss attributable to common shareholders	(403,233)	(200,843)	(453,315)	(4,714,596)
Net loss per common share attributable to common shareholders, basic and diluted	$(0.05)	$(0.04)	$(0.07)	$(0.96)

4. Notes Receivable

As of September 30, 2014 and December 31, 2013, the note receivable was $12,113,771 and $12,269,485, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of September 30, 2014, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at September 30, 2014 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The estimated fair value of the Company’s note receivable as of September 30, 2014 and December 31, 2013 was $12,113,771 and $12,269,485, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings, secured and unsecured, are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2014, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets.

As of September 30, 2014 and December 31, 2013, the Company’s notes payable consisted of the following:

	Principal as of September 30, 2014	Principal as of December 31, 2013	Interest Rate at September 30, 2014	Maturity Date
Hyatt Place Note Acquisition Note	$10,426,197	$10,677,350	3.00%	May 5, 2018
Woodlands Hotel Loan	6,680,649	6,777,812	6.00%	December 6, 2016
Germantown Hotel Loan	7,632,535	7,728,405	4.30%	May 6, 2023
Charleston Hotel Loan	7,676,670	7,757,788	5.193%	August 1, 2023
Austin Hotel Loan	11,401,458	11,500,000	5.426%	January 6, 2024
Grapevine Hotel Loan	13,179,156	—	5.250%	April 6, 2024
Silicon Valley Hotel Loan	5,034,778	—	5.500%	July 6, 2022
Lyndhurst Hotel Loan	32,095,074	—	5.916%	September 6, 2017
Total	$94,126,517	$44,441,355

The estimated fair value of the Company’s notes payable as of September 30, 2014 and December 31, 2013 was $94,126,517 and $44,441,355, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of September 30, 2014, the Company had issued 7,441,940 shares of common stock in the Company’s public offerings, including 167,647 shares issued pursuant to the DRIP. As of September 30, 2014, there were a total of 7,512,912 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 48,750 shares of restricted stock as discussed in Note 8.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the nine months ended September 30, 2014 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Total	$1,930,162	$841,039	$2,771,201
First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Total	$831,855	$270,079	$1,101,934

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at September 30, 2014 was $284,008, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,672 and $19,287 for the three months ended September 30, 2014 and 2013, respectively, and was $58,409 and $58,468 for the nine months ended September 30, 2014 and 2013, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s public offering, receives a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings. Moody Securities may re-allow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of September 30, 2014, the Company had paid Moody Securities $746,368 and $4,659,599 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $1,342,265 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2014, Advisor and its affiliates had incurred organization and offering expenses of $3,214,000 and $1,970,000 related to the initial and follow-on offerings, respectively.

As of September 30, 2014, total offering costs for the follow-on offering were $8,166,601. The Company directly incurred $6,196,412 of offering costs for the follow-on offering and reimbursed Advisor for $1,970,189 in offering costs for the follow-on offering. As of September 30, 2014, the Company had $41,825 payable to Advisor for offering costs related to the follow-on offering, which is recorded as an offset to other amounts owed to Advisor. As of September 30, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the nine months ended September 30, 2013, the Company paid Advisor acquisition fees of $346,500 in connection with the acquisition of the Germantown Hotel and the Charleston Hotel. For the nine months ended September 30, 2014, the Company paid Advisor acquisition fees of $997,988 in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel and the Lyndhurst Hotel. As of September 30, 2014, the Company had not paid any origination fees to Advisor.

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the nine months ended September 30, 2013, the Company paid $156,000 in debt financing fees to Advisor for financing incurred in connection with the acquisitions of the Germantown Hotel and the Charleston Hotel. For the nine months ended September 30, 2014, the Company paid $504,051 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel and the Lyndhurst Hotel.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended September 30, 2014 and 2013, the Company incurred asset management fees of $237,693 and $108,797, respectively, and for the nine months ended September 30, 2014 and 2013, the Company incurred asset management fees of $604,584 and $108,797, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of September 30, 2014, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2014, total operating expenses of the Company were $1,513,128, which included $937,495 in operating expenses incurred directly by the Company and $575,633 incurred by Advisor on behalf of the Company. Of the $1,513,128 in total operating expenses incurred during the four fiscal quarters ended September 30, 2014, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $274,000 in operating expenses during the four fiscal quarters ended September 30, 2014. Additionally, Advisor has incurred $3,745,142 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended September 30, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 (the “Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of September 30, 2014.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended September 30, 2014 and 2013, the Company paid the Property Manager property management fees of $189,074 and $74,545, respectively, and accounting fees of $45,000 and $22,500. For the nine months ended September 30, 2014 and 2013, the Company paid the Property Manager property management fees of $460,728 and $155,572, respectively, and accounting fees of $112,500 and $45,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Joint Venture

As discussed in Note 4, as of September 30, 2014, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

Grapevine Hotel

As discussed in Note 3, on March 31, 2014, Moody Grapevine Holding acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC, and Moody National Management, LP, each an affiliate of the Company, for an aggregate purchase price of $20,500,000, excluding acquisition costs.

Lyndhurst Hotel

As discussed in Note 3, on September 30, 2014, the OP acquired an interest in the Lyndhurst Hotel from the TIC Owners, the current tenant-in-common owners of the Lyndhurst Hotel, for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Lyndhurst Hotel, of approximately $33,322,000. The TIC Owners acquired their tenant-in-common interests in the Lyndhurst Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of September 30, 2014, there were 1,951,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

On August 11, 2014, the date of the annual meeting of the Company’s stockholders, each of the Company’s three independent directors was granted 2,500 shares of restricted common stock pursuant to the Independent Directors’ Compensation Plan upon their reelection to the Company’s board of directors, resulting in an issuance of an aggregate of 7,500 shares of restricted stock. As of September 30, 2014, a total of 48,750 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of $12,001 and $11,611 for the three months ended September 30, 2014 and 2013, respectively, and $54,029 and $67,642 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 11, 2014. The remaining unrecognized compensation expense of $63,231 will be recognized during the fourth quarter of 2014 and the first, second and third quarters of 2015.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2014 and year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2013	8,125	$10.00
Shares granted on August 13, 2013	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2013	5,625	10.00
Shares granted on August 11, 2014	7,500	10.00
Shares vested	(5,625)	10.00
Balance of non-vested shares as of September 30, 2014	7,500	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2014, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The composition of the Company’s restricted cash as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Property improvement plan	$4,215,574	$2,212,866
Real estate taxes	882,203	538,263
Insurance	312,511	210,849
Hotel furniture and fixtures	1,059,873	333,551
Seasonality	845,252	—
Total restricted cash	$7,315,413	$3,295,529

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

No provision for income taxes has been made for the Company (other than each TRS) for the three and nine months ended September 30, 2014 and 2013 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRSs had no deferred tax assets or liabilities as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company had operating loss carry-forwards of $355,800.

The income tax expense for the three months and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Current expense (benefit)	$58,800	$(32,500)	$204,700	$30,600
Deferred expense	—	—	—	—
Total expense (benefit), net	$58,800	$(32,500)	$204,700	$30,600

Federal	$40,700	$(33,000)	$177,000	$23,000
State	18,100	500	27,700	7,600
Total tax expense (benefit), net	$58,800	$(32,500)	$204,700	$30,600

Income tax expense recognized is based on the taxable income of the Company’s taxable REIT subsidiaries and not the taxable income of the Company.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

13. Subsequent Events

Status of Offering

As of November 7, 2014, the Company had accepted investors’ subscriptions for, and issued 8,261,682 shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 184,510 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $80,771,718.

Distributions Declared

On September 30, 2014 the Company declared a distribution in the aggregate amount of $476,602, of which $316,400 was paid in cash on October 15, 2014 and $160,202 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On October 31, 2014, the Company declared a distribution in the aggregate amount of $530,638 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on November 15, 2014.

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

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on offering of up to $1,000,000,000 in shares of our common stock. In our follow-on offering we are offering up to $900,000,000 in shares of our common stock to the public at a price of $10.00 per share, with discounts available for certain purchasers, and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our board of directors may change the price at which we offer shares to the public in our follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset value and other factors our board of directors deems relevant. As of September 30, 2014, we had accepted investors’ subscriptions for, and issued, 6,315,687 shares of our common stock in our follow-on offering, including 138,065 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $61,776,218. As of September 30, 2014, we had accepted investors’ subscriptions for, and issued, 7,441,940 shares of our common stock in our initial public offering and follow-on offering, including 167,647 shares of common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $72,742,931.

Our board of directors has elected to extend our follow-on public offering of shares of our common stock, in accordance with the terms established in our prospectus. Our follow-on public offering, which was scheduled to terminate on October 12, 2014, has been extended for up to an additional year. However, we currently expect to terminate our follow-on public offering by January 31, 2015.

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

As of September 30, 2014, our portfolio consisted of eight investments: (1) the Woodlands hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine hotel, a 133-suite hotel property located in Grapevine, Texas, (6) the Silicon Valley hotel, a 127-suite hotel property located in Newark, California, (7) our joint venture interest in a 227-guestroom hotel property located in, Lyndhurst, New Jersey, and (8) a 74.5% joint venture interest in the Hyatt Place note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place hotel.

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

Net Cash Provided by Operating Activities

As of September 30, 2014, we owned seven hotel properties, including our joint venture interest in the Lyndhurst hotel. Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $483,424 and $1,072,475, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2014 was primarily due to an increase in the net loss largely caused by property acquisition expenses offset by an increase in working capital.

Net Cash Used In Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $33,834,471 and $23,608,863, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2014 was due to acquisitions of hotel properties of $26,666,433, improvements and additions to hotel properties of $3,153,868, and an increase in restricted cash of $4,019,884.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing public offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $45,962,374 and $23,615,229, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2014, was primarily due to an increase in gross offering proceeds to $40,854,428 from $11,153,036 for the nine months ended September 30, 2014 and 2013, respectively, offset by a reduction of proceeds from notes payable and an increase in repayments of notes payable.

Cash and Cash Equivalents

As of September 30, 2014, we had cash on hand of $17,935,642.

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

As of September 30, 2014, our outstanding indebtedness totaled $94,126,517. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2014 and 2013, our debt levels did not exceed 300% of the value of our assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2014:

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt obligations(1)	$94,126,517	$421,309	$9,898,738	$42,066,583	$41,739,887
Interest payments on outstanding debt obligations(2)	25,831,415	1,244,674	9,790,279	4,840,103	9,956,359
Purchase obligations(3)	—	—	—	—	—
Total	$119,957,932	$1,665,983	$19,689,017	$46,906,686	$51,696,246

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2014.

(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2014.

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with our public offering, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in the completed public offering. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

As of September 30, 2014, total offering costs for our follow-on offering were $8,166,601. We directly incurred $6,196,412 of offering costs for our follow-on offering and reimbursed our advisor for $1,970,189 in offering costs for our follow-on offering. We have $41,825 payable to our advisor for offering costs related to our follow-on offering. As of September 30, 2014, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we are required to reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, provided that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the “2%/25% limitation.” We may reimburse our advisor for operating expenses in excess of the 2%/25% limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2014, our total operating expenses were $1,513,128, which included $937,495 in operating expenses incurred directly by us and $575,633 incurred by our advisor on our behalf. Of the $1,513,128 in total operating expenses incurred during the four fiscal quarters ended September 30, 2014, $0 exceeded the 2%/25% limitation. We reimbursed our advisor $274,000 in operating expenses for the four fiscal quarters ended September 30, 2014.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “waiver period” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor has also acknowledged that all such expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses waived or assumed on our behalf by our advisor were $1,967,721 as of September 30, 2014. Additionally, our advisor has incurred $3,745,242 in operating expenses on our behalf prior to the four fiscal quarters ended September 30, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Results of Operations

As of September 30, 2013, we owned the Woodlands hotel, the Germantown Hotel, the Charleston hotel and the joint venture interest in the Hyatt Place note. As of September 30, 2014, we owned the Woodlands hotel, the Germantown hotel, the Charleston hotel, the Austin hotel, the Grapevine hotel, the Silicon Valley hotel, the joint venture interest in the Lyndhurst hotel and the joint venture interest in the Hyatt Place note. Because we owned three hotel properties at September 30, 2013 compared to seven hotel properties at September 30, 2014, our results of operations for the three and nine months ended September 30, 2013 are not directly comparable to those for the three and nine months ended September 30, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013

Revenue

Total revenue increased to $6,481,203 for the three months ended September 30, 2014 from $2,645,594 for the three months ended September 30, 2013. Total hotel revenue increased to $6,321,328 for the three months ended September 30, 2014 from $2,484,961 for the three months ended September 30, 2013. The increase in hotel revenue was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $159,875 for the quarter ended September 30, 2014 from $160,633 for the quarter ended September 30, 2013. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Lyndhurst hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $4,048,763 for the three months ended September 30, 2014 from $1,588,308 for the three months ended September 30, 2013. The increase in hotel operating expenses was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $380,194 for the three months ended September 30, 2014 from $175,051 for the three months ended September 30, 2013. This increase was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased to $888,497 for the three months ended September 30, 2014 from $424,346 for the three months ended September 30, 2013. The increase in depreciation and amortization expense was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013.

Property Acquisition Expenses

Property acquisition expenses increased to $2,707,011 for the three months ended September 30, 2014 from $448,638 for the three months ended September 30, 2013. We acquired one property in each of the quarters ended September 30, 2014 and 2013. The increase in property acquisition expenses was due to the fact that such expenses were a larger percentage of a larger purchase price for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $452,132 for the three months ended September 30, 2014 from $126,879 for the three months ended September 30, 2013. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. The increase in general and administrative expense is partially due to the fact that asset management fees increased with the increase in the asset base and our advisor waived reimbursement of operating expenses for the three months ended September 30, 2013. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $805,139 for the three months ended September 30, 2014 from $386,485 for the three months ended September 30, 2013. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to four hotel property acquisitions since September 30, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended September 30, 2014 was an expense of $58,800 compared to a benefit of $32,500 for the three months ended September 30, 2013.

Net Loss

We had a net loss of $2,859,333 for the three months ended September 30, 2014 compared to a net loss of $471,613 for the three months ended September 30, 2013. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $19,672 and $19,287 for the three months ended September 30, 2014 and 2013, respectively, and loss attributable to a noncontrolling interest in common operating partnership units of $48 and $18 for the three months ended September 30, 2014 and 2013, respectively, net loss attributable to us was $2,878,957 and $490,882 for the three months ended September 30, 2014 and 2013, respectively.

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013

Revenue

Total revenue increased to $15,853,033 for the nine months ended September 30, 2014 from $5,670,137 for the nine months ended September 30, 2013. Total hotel revenue increased to $15,376,689 for the nine months ended September 30, 2014 from $5,186,314 for the nine months ended September 30, 2013. The increase in hotel revenue was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $476,344 for the nine months ended September 30, 2014 from $483,823 for the nine months ended September 30, 2013. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Grapevine hotel, Silicon Valley hotel and Lyndhurst hotel for the entire reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $9,407,331 for the nine months ended September 30, 2014 from $3,137,949 for the nine months ended September 30, 2013. The increase in hotel operating expenses was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $965,703 for the nine months ended September 30, 2014 from $342,448 for the nine months ended September 30, 2013. This increase was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased to $2,251,536 for the nine months ended September 30, 2014 from $774,983 for the nine months ended September 30, 2013. The increase in depreciation and amortization expense was primarily due to the fact that we owned seven hotel properties at September 30, 2014 compared to three hotel properties at September 30, 2013.

Property Acquisition Expenses

Property acquisition expenses increased to $3,458,903 for the nine months ended September 30, 2014 from $890,692 for the nine months ended September 30, 2013. The increase in property acquisition expenses was due to the fact that we acquired three properties during the nine months ended September 30, 2014 compared to two properties during the nine months ended September 30, 2013 and that such expenses were a larger percentage of a larger aggregate purchase price for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,096,943 for the nine months ended September 30, 2014 from $206,151 for the nine months ended September 30, 2013. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. The increase in general and administrative expenses is partially due to the fact that our advisor waived a portion of asset management fees and reimbursement of operating expenses for the nine months ended September 30, 2013. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $2,064,173 for the nine months ended September 30, 2014 from $852,154 for the nine months ended September 30, 2013. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our four hotel property acquisitions since September 30, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2014 was $204,700 compared to $30,600 for the nine months ended September 30, 2013.

Net Loss

We had a net loss of $3,596,256 for the nine months ended September 30, 2014 compared to a net loss of $564,840 for the nine months ended September 30, 2013. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $58,409 and $58,468 for the nine months ended September 30, 2014 and 2013, respectively, and loss attributable to a noncontrolling interest in common operating partnership units of $50 and $22 for the nine months ended September 30, 2014 and 2013, respectively, net loss attributable to common shareholders was $3,654,615 and $623,286 for the nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We implemented the provisions of ASU 2014-08 as of January 1, 2014. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Inflation

As of September 30, 2014, our investments consisted of our seven hotel properties (including our joint venture interest in the Lyndhurst hotel) and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the nine months ended September 30, 2014 and 2013:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Total	$1,930,162	$841,039	$2,771,201

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Total	$831,855	$270,079	$1,101,934

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $1,101,934 in aggregate distributions in the first three quarters of 2013 which was comprised of $831,855 in cash distributions and $270,079 in shares issued pursuant to our distribution reinvestment plan. We paid $2,771,201 in aggregate distributions for the first three quarters of 2014, which was comprised of $1,930,162 in cash distributions and $841,039 in shares issued pursuant to our distribution reinvestment plan. For the nine months ended September 30, 2014 and 2013, we had cash provided by operating activities of $483,424 and $1,072,475 , respectively. For the nine months ended September 30, 2014, approximately 17% of distributions were paid from cash provided by operating activities and the remaining approximately 83% was paid from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Loss	$(2,859,333)	$(471,613)	$(3,596,256)	$(564,840)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	888,497	424,346	2,251,536	774,983
Adjustments for noncontrolling interests	(19,672)	(19,287)	(58,409)	(58,468)
Funds from Operations	(1,990,508)	(66,554)	(1,403,129)	151,675
Adjustments:
Stock-based compensation	12,001	11,611	54,029	67,642
Amortization of deferred loan costs	22,730	11,322	54,404	27,731
Property acquisition expense	2,707,011	448,638	3,458,903	890,692
Adjustments for noncontrolling interests	(693)	(693)	(2,056)	(2,056)
Modified Funds from Operations	$750,541	$404,324	$2,162,151	$1,135,684

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into a joint venture arrangement with affiliates in connection with the acquisition of the Hyatt Place note and a joint venture arrangement with affiliates in connection with the acquisition of the Lyndhurst hotel. See Note 7 (Related Party Arrangements) to the consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Status of Offering

As of November 7, 2014, we had accepted investors’ subscriptions for, and issued 8,261,682 shares of our common stock in our initial public offering and follow-on offering, including 184,510 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to us of $80,771,718.

Distributions Declared

On September 30, 2014, we declared a distribution in the aggregate amount of $476,602, of which $316,400 was paid in cash on October 15, 2014 and $160,202 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On October 31, 2014, we declared a distribution in the aggregate amount of $530,638, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares of our common stock on November 15, 2014.

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

As of September 30, 2014, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The carrying value of our debt approximates fair value as of September 30, 2014, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of September 30, 2014, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and nine months ended September 30, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2014, the date of the annual meeting of our stockholders, each of our three independent directors was granted 2,500 shares of restricted common stock pursuant to our independent directors’ compensation plan upon their reelection to our board of directors, resulting in an issuance of an aggregate of 7,500 shares of restricted stock. The 7,500 shares of restricted common stock were issued to our independent directors in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

As of September 30, 2014, we had accepted subscriptions for, and issued, 6,315,687 shares of our common stock in our follow-on offering, including 138,065 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $61,776,218.

As of September 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$6,001,864	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,164,737	Actual
Total expenses	$8,166,601

Through September 30, 2014, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $53,609,617, excluding $1,311,619 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of September 30, 2014, we had used $3,500,000 of the net proceeds from our follow-on offering to acquire the Germantown hotel; $4,000,000 to acquire the Charleston hotel; $3,850,000 to acquire the Austin hotel; $7,250,000 to acquire the Grapevine hotel; $4,939,507 to acquire the Silicon Valley hotel; and $5,371,000 to acquire the joint venture interest in the Lyndhurst hotel. For more information regarding how we used our net offering proceeds through September 30, 2014, see our financial statements included in this Quarterly Report. During the three and nine months ended September 30, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 1, 2014 – January 31, 2014	-	-	-	(3)
February 1, 2014 – February 28, 2014	-	-	-	(3)
March 1, 2014 – March 31, 2014	-	-	-	(3)
April 1, 2014 – April 30, 2014	7,933	7,933	$9.75	(3)
May 1, 2014 – May 31, 2014	-	-	-	(3)
June 1, 2014 – June 30, 2014	3,721.2	3,721.2	$9.50	(3)
July 1, 2014 – July 31, 2014	2,000	2,000	$9.75	(3)
August 1, 2014 – August 31, 2014	2,333	2,333	$10.00	(3)
September 1, 2014 - September 30, 2014	432.4	432.4	$9.25	(3)
Totals	16,419.6	16,419.6

38

________________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received.

(2)	Pursuant to our share repurchase plan, we currently redeem shares at prices determined as follows:

•	92.5% of the current offering price for stockholders who have held their shares for at least one year;

•	95.0% of the current offering price for stockholders who have held their shares for at least two years;

•	97.5% of the current offering price for stockholders who have held their shares for at least three years; and

•	100% of the current offering price for stockholders who have held their shares for at least four years.

Notwithstanding, the foregoing, following the conclusion of our public offering phase, shares of common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon our current per-share net asset value and other factors that our board of directors deems relevant, including the then-current reinvestment price under our distribution reinvestment plan and general market conditions.

(3)	The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))
4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))
10.1

Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.2

Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.3

Hotel Management Agreement, dated September 30, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.4

Amended and Restated Master Lease Agreement, effective September 30, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.5

Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 30, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.6

Guaranty, dated September 30, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.7

Assumption of Environmental Indemnity, dated September 30, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.8

Assumption and Loan Modification Agreement, dated September 30, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

40

10.9

Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated September 30, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

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

MOODY NATIONAL REIT I, INC.

Date: November 14, 2014	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Robert W. Engel
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
10.1

Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.2

Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.3

Hotel Management Agreement, dated September 30, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.4

Amended and Restated Master Lease Agreement, effective September 30, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.5

Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 30, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.6

Guaranty, dated September 30, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.7

Assumption of Environmental Indemnity, dated September 30, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.8

Assumption and Loan Modification Agreement, dated September 30, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

10.9

Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated September 30, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11, filed on October 29, 2014)

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