Form 10-K
period 2014-12-31
Moody National REIT I, Inc.
filed 2015-03-31
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

 Common Sock, par
value $0.01 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 5,650,601 shares of common stock held by non-affiliates at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 24, 2015, there were 12,815,121 shares of the common stock of the registrant outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the remaining net proceeds raised in our public offering of common stock, which terminated effective February 20, 2015;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to continue to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

•	changes in demand for rooms at our hotel properties;

•	our ability to compete in the hotel industry;

•	adverse developments affecting our sponsor and its affiliates;

•	the availability of cash flow from operating activities for distributions;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

PART I

ITEM 1.	Business

Overview

Moody National REIT I, Inc. is a Maryland corporation formed on January 15, 2008 to invest in a diversified portfolio of real estate investments. We have elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries.  References to “shares” and “our common stock” refer to the shares of our common stock.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On April 15, 2009, we commenced an initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.  On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below).  As of the termination of our initial public offering, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our distribution reinvestment plan, resulting in offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on public offering, or our “follow-on offering,” of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. As of December 31, 2014, we had accepted investors’ subscriptions for, and issued, 8,826,238 shares of our common stock in our follow-on offering, including 193,434 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $86,328,034.  As of December 31, 2014, we had accepted subscriptions for, and issued, 9,952,491 shares of common stock in our initial public offering and follow-on offering, including 223,016 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $97,294,747.

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of March 24, 2015, we had accepted investors’ subscriptions for, and issued 11,617,895 shares of our common stock in our follow-on offering, including 272,047 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,458,481. As of March 24, 2015, we have raised $124,425,194 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP and intend to continue to do so until as late as October 12, 2015. As of March 24, 2015, 10,254,269 shares of our common stock remained available for sale pursuant to the DRIP.

We intend to use substantially all of the remaining net proceeds from our follow-on offering and the proceeds from any other offering of our shares that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, all of our investments have been in hotel properties or loans secured by hotel properties, and we anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

As of December 31, 2014, our portfolio consisted of nine investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) the Silicon Valley Hotel, a 127-suite hotel property located in Newark, California, (7) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (8) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, and (9) a 74.5% joint venture interest in the Hyatt Place Note, a mortgage note secured by a hotel property located in Grapevine, Texas, commonly known as Hyatt Place hotel.  For more information on our real estate portfolio, see “Investment Portfolio” below.

Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement.  We refer to Moody National Advisor I, LLC as our “advisor.”  Our advisor conducts our operations and manages our portfolio of real estate investments.

Moody Securities, LLC, an affiliate of our advisor, served as our dealer manager for our public offerings.  We refer to Moody Securities, LLC as our “dealer manager” or “Moody Securities.”

Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

2014 Highlights:

During the year ended December 31, 2014, we:

•	raised gross offering proceeds of $66,773,288 in our follow-on offering;

•	continued paying a distribution which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock; and

•	acquired the following three hotel properties and a joint venture interest in a hotel property for an aggregate purchase price of $93,072,000:

○	the Grapevine Hotel for an aggregate purchase price of $20,500,000 plus closing costs;

○	the Silicon Valley Hotel for an aggregate purchase price of $10,000,000 plus closing costs;

○	our joint venture interest in the Lyndhurst Hotel for an aggregate purchase price of $33,322,000 plus closing costs; and

○	the Austin Arboretum Hotel for an aggregate purchase price of $29,250,000 plus closing costs.

Investment Objectives

Our primary investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay regular cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

 In identifying additional investments, we intend to continue to rely upon our “Moody Core Plus Plus” investment strategy. “Core” refers to a stable, Class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. “Core Plus” builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators, by seeking to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying intrinsic value, we believe a core asset will create greater value at disposition. Our Core Plus Plus strategy builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies.  We are not specifically limited in the number or size of our real estate securities and debt-related investments.  The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments.

Investment Portfolio

As of December 31, 2014, our portfolio was comprised of nine total investments: (1) seven hotel properties located in Texas, Tennessee, South Carolina and California and comprising 852 rooms; (2) a joint venture interest in the 227-room Lyndhurst Hotel located in New Jersey; and (3) a 74.5% joint venture interest in the Hyatt Place Note.

Our Hotel Properties

As of December 31, 2014, our portfolio included the seven hotel properties and the joint venture interest in a hotel property described below.

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)(3)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$6,646,904

Germantown Hotel (Hyatt Place)(4)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,599,577

Charleston Hotel (Hyatt Place)(5)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,650,037

Austin Hotel (Hampton Inn)(6)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,363,375

Grapevine Hotel (Residence Inn)(7)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	13,134,354

Silicon Valley Hotel (TownPlace Suites)(8)	June 24, 2014	Newark, California	100%	10,000,000	127	5,007,932

Lyndhurst Hotel (Marriott Courtyard)(9)	September 30, 2014	Lyndhurst, New Jersey	(10)	33,322,000	227	31,962,091

Austin Arboretum Hotel (Hilton Garden Inn)(11)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Totals				$143,522,000	1,079	$102,364,270

(1)	Excludes acquisition costs.

(2)	As of December 31, 2014.

(3)	The Woodlands Hotel was developed in 2001. All suites at the Woodlands Hotel have fully equipped kitchens, separate eating and sitting areas and high speed internet access. Property amenities include a business center, meeting rooms, fitness center and courtyard pool and spa.

(4)	The Germantown Hotel opened in August 2009. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace with task lighting. Property amenities include Wi-Fi internet access throughout the hotel, 24-hour StayFit@Hyatt fitness center, heated outdoor pool, and 24/7 guest kitchen and bakery café. The Germantown Hotel offers 1,125 square feet of flexible meeting space and offers all-inclusive meeting packages.

(5)	The Charleston Hotel opened in June 2010. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace. Property amenities include Wi-Fi internet access throughout the hotel, heated indoor pool, and 24/7 guest kitchen and bakery café.

(6)	The Austin Hotel was built in 1997 and extensively renovated in 2012. Property amenities include an outdoor swimming pool, business center, fitness room, breakfast buffet and meeting space.

(7)	The Grapevine Hotel was built in 2007 and is located in the center of the Dallas/Fort Worth Metroplex and in close proximity to Dallas/Fort Worth International Airport (DFW), from which it receives business travel demand. DFW is one of the busiest airports in the world, servicing over 165,000 passengers a day, according to information provided by the Dallas/Fort Worth International Airport.

(8)	The Silicon Valley Hotel was built in 2000 and features 127 suites with fully-equipped kitchenettes. The Silicon Valley Hotel also includes an exercise room, outdoor pool, BBQ area, and guest laundry facilities.

(9)	The Lyndhurst Hotel was constructed in 1990. Amenities at the Lyndhurst Hotel include a restaurant and lounge, 2,910 square feet of meeting space, lobby grab-and-go, indoor pool, outdoor terrace, fitness center and business center.

(10)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC, or the Lyndhurst joint venture. Our operating partnership contributed $100 to the Lyndhurst joint venture in exchange for 100% of the Class B membership interests, or the Class B Interests, of the Lyndhurst joint venture. Pursuant to the operating agreement of the Lyndhurst joint venture, our operating partnership has also paid approximately $5.358 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst joint venture, all of which amounts were deemed to be additional capital contributions by our operating partnership to the Lyndhurst joint venture in exchange for additional Class B Interests. The prior tenant-in common owners of the Lyndhurst Hotel contributed their tenant-in-common (TIC) ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst joint venture in exchange for non-voting class A membership interests, or the Class A Interests, of the Lyndhurst joint venture. Our operating partnership serves as the sole manager of the Lyndhurst joint venture and manages the business and affairs of the Lyndhurst joint venture. Cash available for distribution to the members of the Lyndhurst joint venture will be distributed as follows: (1) first, 100% to our operating partnership until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst joint venture and a return of 100% of its unreturned capital contributions to the Lyndhurst joint venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst joint venture (valued at $1,000 in the aggregate), and (3) next, 60% to our operating partnership and 40% to the holders of the Class A Interests.

(11)	The Austin Arboretum Hotel is a five-story, 138-room hotel located in Austin’s Northwest/Arboretum corridor just off US 183. Built in 2002, the Austin Arboretum Hotel has been recently enhanced by a comprehensive multi-year capital program renovation.

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

    We believe that all of our hotel properties are adequately covered by insurance and are suitable for their intended purposes. Each of our hotel properties faces competition from other hotel properties in and around their respective submarkets. We are undertaking renovations at the Woodlands Hotel, the Austin Hotel, the Grapevine Hotel, the Silicon Valley Hotel and the Lyndhurst Hotel.

Our Mortgage Note

The following table sets forth certain summary information regarding our investment in the Hyatt Place Note as of December 31, 2014:

Date Acquired	Ownership Interest	Loan Type	Collateral	Aggregate Purchase Price		Outstanding Principal Balance	Interest Rate	Maturity Date
June 3, 2011	74.5%(1)	First Mortgage	Hotel(2)	$12,759,199	(3)	$12,059,932	(4)	February 1, 2018

(1)	We acquired our interest in the Hyatt Place Note through MNHP Note Holder, LLC, a Delaware limited liability company, which we refer to as the “note joint venture.” Our operating partnership owns a 74.5% membership interest in the note joint venture. Moody National Mortgage, an affiliate of our sponsor controlled by Brett C. Moody, our Chairman of the Board and Chief Executive Officer, owns a 14% membership interest in the note joint venture and members of Moody National HP Grapevine Trust, a Delaware statutory trust, collectively own an 11.5% membership interest in the note joint venture.

(2)	The Hyatt Place note is secured by a first lien on a 125-room Hyatt Place hotel property constructed in 1995 located in Grapevine, Texas.

(3)	A portion of the purchase price for the Hyatt Place Note was funded with the proceeds of a loan in the original aggregate principal amount of $11,483,280.

(4)	The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum through August 21, 2012. For the period from August 21, 2012 through August 21, 2015, the Hyatt Place Note accrues interest at a fixed rate equal to 5.15%. For the period from August 21, 2015 through the maturity date, the Hyatt Place Note will accrue interest at a rate equal to (1) the variable interest rate per annum published in the Wall Street Journal as the “prime rate” for the U.S. in effect as of August 21, 2015, plus (2) 1.90%, provided that in no event will the interest rate exceed the maximum rate permitted by law.

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

As of December 31, 2014, our outstanding indebtedness totaled $112,705,196.  Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly.  Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2014 and 2013, our debt levels did not exceed 300% of the value of our net assets.

Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. Prior to the termination of the offer and sale of our shares to the public in our follow-on offering on February 20, 2015, we were dependent upon our dealer manager for the sale of our shares in our follow-on offering.

FINRA Investigation of Moody Securities

Since 2012, our dealer manager, Moody Securities, has been the subject of an ongoing examination by the Financial Industry Regulatory Authority, Inc., or FINRA, regarding its sales of our shares, focused on a number of areas, including Moody Securities’ compliance with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering. No complaint has been filed by FINRA. The FINRA investigation of Moody Securities does not implicate us directly, and we will not be subject to any fines or enforcement actions by FINRA. In March 2015, Moody Securities offered to settle the matter with FINRA by agreeing to a censure and by making a $350,000 payment to us to be distributed to our stockholders. There has been no final resolution of the FINRA investigation as of March 31, 2015.

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

Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. Although credit markets have stabilized since the recession from 2007 to 2009, future limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of the remaining proceeds from our follow-on offering. Further, as a result of their greater financial resources, our competitors may have more flexibility than we do in their ability to offer rental concessions to attract tenants for commercial properties. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

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

Regulations

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

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings that we make with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com.  These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge.

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

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives.  Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of March 24, 2015, we had accepted investors’ subscriptions for, and issued 11,617,895 shares of our common stock in our follow-on offering, including 272,047 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,458,481. As of March 24, 2015, we have raised $124,425,194 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP.

We have experienced losses in the past and may experience similar losses in the future.

We incurred a net operating loss for the years ended December 31, 2009, 2010, 2011, 2013 and 2014. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, depreciation and amortization and acquisition expenses substantially reduced our income. We cannot assure you that we will be profitable in the future or that we will realize growth in the value of our assets.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

Pannell Kerr Forster of Texas, P.C., or PKF, served as our independent auditor beginning in November 10, 2010 through February 8, 2012. On February 7, 2012, PKF informed our board of directors that it could not be considered independent in accordance with Rule 201 of SEC Regulation S-X for the 2011 fiscal year. On February 10, 2012, PKF informed our board that it could not be considered independent for the 2009 and 2010 fiscal years. Consequently, from March 31, 2011 (the date PKF first issued a report on our financial statements) to February 8, 2012, the offer and sale of securities in our initial public offering may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to such shares. An investor who acquired shares of our common stock during this period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  As of the date of this Annual Report, we have not received a claim for rescission. If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

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

We commenced operations on May 27, 2010 with the acquisition of our first investment, have a limited operating history and have made only ten investments, one of which we disposed of in August 2012. On February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As a result, we may not be able to successfully operate our business or achieve our investment objectives. An investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody National affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

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

Our share redemption program may provide you with a limited opportunity to have your shares of common stock redeemed by us. On February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. Following the termination of the sale of our shares to the public, shares of common stock will be redeemed pursuant to the share redemption program, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value of the company and other factors our board of directors deems relevant, including the then-current reinvestment price under the DRIP and general market conditions. Shares of our common stock are redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above limitation does not apply to redemptions requested within two years after the death of a stockholder. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $7,147,834 in total distributions we paid during the period from our inception through December 31, 2014, including shares issued pursuant to the DRIP, approximately 13% was funded from cash flow from operations and approximately 87% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

We and our advisor were formed in connection with our initial public offering. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, we have made only ten investments, one of which we disposed of in August 2012. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their development stage. To be successful, we and our advisor must, among other things:

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

An affiliate of Moody National Realty and tenant-in-common owners in eight tenant-in-common programs collectively had initiated legal proceedings against a lender.  Currently, seven of these tenant-in-common programs have been restructured into a limited liability company owned by the former tenant-in-common owners and a lender affiliate, and the legal proceedings have been dismissed with respect to such programs.  The lender and borrowers on one of the tenant-in-common programs entered into a settlement and reinstatement of the loan, and the legal proceedings have been dismissed with respect to such program.

The 19 tenant-in-common owners of the Westchase Technology Center property, which originally acquired the property with a $4 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on an office building which secured the loan. The 28 tenant-in-common owners of a two-hotel project (consisting of the Springhill Suites Altamonte and the Holiday Inn Express Orlando) which originally acquired the project with a $10.2 million equity investment declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secured the loan.  The 14 tenant-in-common owners of a two-hotel project (consisting of the TownePlace Suites Miami Airport and TownePlace Suites Miami Lakes) which originally acquired the project with a $5.9 million equity investment declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the two hotels which secured the loan. The 16 tenant-in-common owners of the TownePlace Suites Mount Laurel, which originally acquired the property with a $5.6 million equity investment, declined to proceed with a lender’s loan modification proposal and allowed the lender to foreclose on the hotel which secured the loan.   Additionally, the 35 tenant-in-common owners of the Courtyard Columbus Airport, which originally acquired the property with an $11.1 million equity investment, entered into a deed in lieu of foreclosure agreement with the lender. Further, the lender for the Residence Inn Memphis filed foreclosure proceedings and one unaffiliated tenant-in-common owner of the Residence Inn Memphis filed for bankruptcy protection, which resulted in a court-ordered auction sale of the property and a loss of the original $6.93 million equity investment for the 17 tenant-in-common owners.  In addition, the 31 tenant-in-common owners of the Northbelt II Office Building, which originally acquired the property with a $9.3 million equity investment, allowed the lender to acquire the property in an uncontested foreclosure.  Further, the 21 tenant-in-common owners of the Newtown Hampton Inn & Suites, which originally acquired the property with a $6.725 million equity investment, allowed the lender to acquire the property in an uncontested foreclosure.

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

The remaining net proceeds from our follow-on offering and the proceeds of any other sales of our securities that we may conduct in the future will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We terminated the offer and sale of our shares to the public in our follow-on offering on February 20, 2015, and we did not establish a general working capital reserve out of the proceeds from our follow-on offerings. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

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

The time and resources that Moody National affiliates devote to us may be diverted to other investment activities, and we may face additional competition, due to the fact that Moody National affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity, including those that make the same types of investments as those we target. As a result, the time and resources our sponsor and its affiliates could devote to us may be diverted to other investment activities. For example, on January 20, 2015, Moody National REIT II, Inc., a non-listed REIT sponsored by our sponsor with investment objectives generally similar to our company, commenced its initial public offering of up to $1,100,000,000 in shares of its common stock. In addition, our advisor’s management currently manages 46 privately offered real estate programs sponsored by affiliates of our sponsor, all of which have investment objectives generally similar to our company. We may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

Our advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;

•	real estate acquisitions, which allow our advisor to earn acquisition fees upon purchases of assets and increased asset management fees;

•	real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to disposition fees upon sales; and

•	the purchase of real estate assets from other Moody National affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, property management fees and disposition fees.

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

Our advisor may cause us to invest in a property owned by, or make an equity or debt-related investment in, one of its affiliates or through a joint venture with its affiliates. For example, we own our interest in the Hyatt Place Note through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity controlled by Brett C. Moody, our Chairman of the Board and Chief Executive Officer. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

We currently own interests in eight hotel properties, and a 74.5% joint venture interest in the Hyatt Place Note, which is secured by a hotel property, and we intend to invest a portion of the remaining proceeds from our follow-on offering and the proceeds from any other offering of our shares that we may conduct in the future in additional hotel properties and hotel related investments. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our unaffiliated third-party hotel managers for our current hotel properties and for any other hotel properties we acquire will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of any hotel that we acquire an interest in. Thus, even if we believe that a hotel is being operated in an inefficient or less than optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

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

As part of the effects of the recent market downturn, the hospitality industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the hospitality industry, our current hotel properties and any other hotels that we may invest in may experience declines in occupancy and average daily rates due to decline in travel. In addition, it is possible that these factors could have a material adverse effect on the value of our current hotel properties and any other hotels that we may invest in.

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

We must attract and retain well-known hospitality franchises for our current hotel properties and any additional hotels in which we invest to make such investments profitable. Certain hospitality franchises, including limited-service hotels, impose radius restrictions that limit the number of their hotels allowed within a certain distance of one another. Hospitality franchises also generally require that design and quality standards be met for guest room and common areas before a hospitality franchise will agree to provide the franchise agreement to operate a property. Compliance with these brand standards may impose significant costs upon us. If we are not able to attract and retain franchise flagships for our hotel properties because of location restrictions, the high cost of complying with design and quality standards, or any other reason, our business will suffer, and this result will reduce the value of your investment.

The hospitality industry is subject to unique, unforeseeable risks that may negatively impact our business and the value of your investment.

The hospitality industry is subject to unique, unforeseeable risks, such as natural disasters, pandemics and threats of pandemics, acts of terror and other catastrophes. We have no control over events of this type and they could have a substantial impact on the hospitality industry and our business. Because we are unable to control the timing, duration or magnitude of these unforeseen events, the negative impact upon our business could be great.

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

We may invest in retail, office or industrial properties with one or more tenants. When a tenant at such a property does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We did not establish a general working capital reserve out of the proceeds from our public offerings. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain tenants to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure you that we will have any sources of funding available to us for repair or reconstruction of damaged real property in the future.

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

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. For example, we own our interest in the Hyatt Place Note through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity controlled by Brett C. Moody, our Chairman of the Board and Chief Executive Officer.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

As part of our investment strategy, we may acquire real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors on these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Continued or future instability may interfere with the successful implementation of our business strategy.

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

We have incurred, and plan to incur in the future, financing that is secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess.  As of December 31, 2014, our debt-to-net-asset ratio did not exceed 300%. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

As of December 31, 2014, we owned an interest in eight hotel properties located in five states with an aggregate of 1,079 rooms. For more information on our hotel properties, see Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 24, 2015, we had 12,815,121  shares of our common stock outstanding held by a total of approximately 3,346 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our initial public offering, which occurred on October 12, 2012. Our charter does not require our board of directors to pursue a liquidity event at any particular time, or at all. However, we expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participated in our public offering, we disclose in each annual report distributed to our stockholders an estimated per share value of our common stock, the method by which the estimated per share value was developed, and the date of the data used to develop the estimated per share value. In addition, our advisor will prepare annual statements of the estimated per share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor has estimated the per share value of our common stock to be $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that the public offering price for our shares of common stock in our primary offering was  $10.00 per share as of December 31, 2014 and at all times prior to the termination of our primary offering on February 20, 2015 (not taking into account purchase price discounts for certain categories of purchasers).

Although this estimated per share value represents the most recent price at which most investors were willing to purchase shares of our common stock in our primary offering, this reported per share value is likely to differ from the price at which a stockholder could resell his or her shares of our common stock because: (1) there is no public trading market for our shares at this time; (2) the estimated per share value does not reflect, and is not derived from, the fair market value of our interest in our assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated per share value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated per share value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Recent Sales of Unregistered Securities; Use of Offering Proceeds From Registered Securities

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share.

As of December 31, 2014, we had accepted investors’ subscriptions for, and issued, 8,826,238 shares of our common stock in the follow-on offering, including 193,434 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $86,328,034. As of December 31, 2014, we had accepted subscriptions for, and issued, 9,952,491 shares of common stock in our initial public offering and follow-on offering, including 223,016 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $97,294,747.

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of March 24, 2015, we had accepted investors’ subscriptions for, and issued 11,617,895 shares of our common stock in our follow-on offering, including 272,047 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,458,481. As of March 24, 2015, we have raised $124,425,194 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP and intend to continue to do so until as late as October 12, 2015.

As of December 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below.  Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual
Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$8,437,800	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,373,885	Actual
Total expenses	$10,811,685

As of December 31, 2014, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $84,793,985, excluding $2,118,651 in offering proceeds from shares of our common stock issued pursuant to the DRIP.  For the year ended December 31, 2014, the ratio of the cost of raising capital to capital raised was approximately 12%.

We intend to use substantially all of the remaining net proceeds from our follow-on offering to continue to invest in a portfolio of real properties, real estate securities and debt-related investments.  As of December 31, 2014, we had used $50,444,677 of the net proceeds from our public offerings plus debt financing to purchase our nine investments in hotel properties (including our investment in an interest in the Residence Inn property, which was subsequently sold on August 23, 2012) and the Hyatt Place Note.  As of December 31, 2014, we had paid $5,956,125 of acquisition expenses to third parties.

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

As of December 31, 2014, a total of 48,750 shares of restricted stock have been issued by us to our independent directors pursuant to the independent directors compensation plan.  The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Share Redemption Program

Our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations. Prior to the termination of our follow-on offering, our shares were redeemed pursuant to our share redemption program at a price equal to or at a discount from the current offering price per share for the shares being redeemed. The discount varied based upon the length of time that a stockholder has held the shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Current Offering Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

Following the conclusion of the offer and sale of our shares to the public in our follow-on offering, shares of common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the per-share net asset value and other factors that our board of directors deems relevant, including the then-current reinvestment price under the DRIP and general market conditions. Until our board of directors determines an estimated per share value, shares will continue to be redeemed at a price based on the most recent offering price of $10.00 per share.

Unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability, we may not redeem shares unless the redeeming stockholder has held the shares for one year. Redemption requests made within two years of death or “qualifying disability” of a stockholder will be redeemed at a price equal to the most recent public offering price or the most recent estimated per share value determined by our board of directors. Our board of directors, in its sole discretion, will make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder. Generally, our board of directors will consider a stockholder to have a qualifying disability if it is (1) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (2) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the stockholder’s employees. We must receive written notice within 180 days after such stockholder’s qualifying disability.

We are not obligated to redeem shares of our common stock under the share redemption program. Our board of directors may, in its sole discretion, accept or reject any share redemption request made by any stockholder at any time. If our board of directors accepts share redemptions, the number of shares to be redeemed during any calendar year is limited to (1) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however that the above volume limitations shall not apply to redemptions requested within two years after the death of stockholder.

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

During the year ended December 31, 2014, we redeemed a total of 26,087 shares of our common stock pursuant to terms of the share redemption program at an average price of $9.82 per share, for an aggregate redemption price of $256,201.

During the quarter ending December 31, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2014	—	—	$—		(2)
November 2014	7,167.32	7,167.32	$10.00		(2)
December 2014	2,500.00	2,500.00	$10.00		(2)
	9,667.32	9,667.32

(1)           We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received.

(2)           The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2014 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Fourth Quarter 2014	1,041,095	526,005	1,567,100
Total	$2,971,257	$1,367,044	$4,338,301

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Fourth Quarter 2013	406,378	138,908	545,286
Total	$1,238,233	$408,987	$1,647,220

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

We paid $4,338,301 in aggregate distributions for the year ended December 31, 2014, which was comprised of $2,971,257 in cash distributions and $1,367,044 in shares issued pursuant to the DRIP. We paid $1,647,220 in aggregate distributions in the year ended December 31, 2013, which was comprised of $1,238,233 in cash distributions and $408,987 in shares issued pursuant to the DRIP.   For the years ended December 31, 2014 and 2013, we had cash provided by (used in) operating activities of $(177,603) and $1,367,849, respectively, and our funds from operations were negative $1,271,010 and $26,678, respectively.  For the year ended December 31, 2014, distributions were paid from offering proceeds.  For the year ended December 31, 2013, approximately 83% of distributions were paid from cash provided by operating activities and approximately 17% was paid from offering proceeds. For more information on how we calculate funds from operations and reconciliation of funds from operations to net income (loss), see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”

The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	9.8%	32.2%
Capital Gain	4.3%	0.0%
Return of Capital	85.9%	67.8%
Total	100.0%	100.0%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2014, 2013, 2012, 2011  and 2010 and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Total assets	$190,758,473	$70,917,596	$29,086,245	$21,940,218	$9,221,467
Total liabilities	$117,231,765	$46,281,943	$18,383,618	$16,801,869	$5,748,525
Special partnership units	$1,000	$1,000	$1,000	$1,000	$1,000
Total equity	$73,525,708	$24,634,653	$10,701,627	$5,137,349	$3,471,942

	Year Ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Total revenue	$23,987,274	$8,245,685	$1,094,920	$383,413	$—
Total expenses	$29,306,551	$9,613,342	$1,280,740	$474,356	$161,886
Total income (loss) from discontinued operations	$—	$—	$1,179,933	$117,403	$(124,796)

Net income (loss)	$(5,319,277)	$(1,367,657)	$994,113	$26,460	$(286,682)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$(177,603)	$1,367,849	$387,070	$54,942	$109,466
Net cash used in investing activities	$65,607,291	$40,107,494	$2,595,923	$1,374,545	$2,491,419
Net cash provided by financing activities	$84,304,651	$41,353,859	$3,852,064	$1,464,350	$3,102,096

OTHER DATA:
Distributions declared	$4,762,867	$1,773,715	$761,640	$341,147	$150,906

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report.  Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on January 15, 2008, to invest in a diversified portfolio of real estate investments. We seek to acquire primarily hotel properties and, to a lesser extent, multifamily, office, retail and industrial properties as well as real estate securities and debt-related investments. We are dependent upon the remaining net proceeds received from the sale of shares of our common stock in our continuous public offering, which terminated on February 20, 2015 (as discussed below), the net proceeds from any other offerings of our shares that we may conduct in the future and any indebtedness that we may incur in order to conduct our proposed real estate investment activities.

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to DRIP at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on offering of up to $1,000,000,000 in shares of our common stock, including up to $900,000,000 in shares offered to the public at $10.00 per share, with discounts available for certain purchasers, and up to $100,000,000 in shares offered to our stockholders pursuant to the DRIP at $9.50 per share. As of December 31, 2014, we had accepted investors’ subscriptions for, and issued, 8,826,238 shares of our common stock in our follow-on offering, including 193,434 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $86,328,034.  As of December 31, 2014, we had accepted subscriptions for, and issued, 9,952,491 shares of common stock in our initial public offering and follow-on offering, including 223,016 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $97,294,747.

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of March 24, 2015, we had accepted investors’ subscriptions for, and issued 11,617,895 shares of our common stock in our follow-on offering, including 272,047 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,458,481. As of March 24, 2015, we have raised $124,425,194 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP and intend to continue to do so until as late as October 12, 2015. As of March 24, 2015, 10,254,269 shares of our common stock remained available for sale pursuant to the DRIP.

We intend to use substantially all of the remaining net proceeds from our follow-on offering and the proceeds from any other offering of our shares that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. We anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

As of December 31, 2014, our portfolio was comprised of nine total investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) the Silicon Valley Hotel, a 127-suite hotel property located in Newark, California, (7) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (8)  the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas and (9) a 74.5% joint venture interest in the Hyatt Place Note, a mortgage note secured by a hotel property located in Grapevine, Texas commonly known as Hyatt Place Hotel.

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

Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the remaining proceeds from the sale of shares of our common stock in our follow-on offering, the sale of shares pursuant to the DRIP and assumption and origination of debt.

There may be a delay between the sale of shares of our common stock during our follow-on offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We may, but are not required to, establish working capital reserves out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

To the extent that any working capital reserve we establish is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, short-term borrowing, equity capital from joint venture partners, or the proceeds of additional public or private offerings of our shares or interests in our operating partnership. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties. There can be no assurance that we will be able to obtain such capital or financing on favorable terms, if at all.

Net Cash Provided by (Used in) Operating Activities

As of December 31, 2014, we owned eight hotel properties, including our joint venture interest in the Lyndhurst Hotel. Net cash provided by (used in) operating activities for the years ended December 31, 2014 and 2013 was $(177,603) and $1,367,849, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2014 was primarily due to an increase in the net loss largely caused by property acquisition expenses offset by an increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the remaining net offering proceeds from our follow-on offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $65,607,291 and $40,107,494, respectively.  The increase in cash used in investing activities for the year ended December 31, 2014 was due to acquisitions of hotel properties of $55,916,433, improvements and additions to hotel properties of $6,135,247, and an increase in restricted cash of $2,092,664.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consisted primarily of proceeds from our follow-on offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $84,304,651 and $41,353,859, respectively.  The increase in cash provided by financing activities for the year ended December 31, 2014, was primarily due to an increase in gross offering proceeds of $65,406,245 for the year ended December 31, 2014 from $19,076,090 for the year ended December 31, 2013.

Cash and Cash Equivalents

As of December 31, 2014, we had cash on hand of $23,844,072.

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

As of December 31, 2014, our outstanding indebtedness totaled $112,705,196. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess.  As of December 31, 2014 and 2013, our debt levels did not exceed 300% of the value of our assets.

For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2014:

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations(1)	$112,705,196	$1,730,583	$40,443,133	$11,570,606	$58,960,874
Interest payments on outstanding debt obligations(2)	34,228,063	5,806,011	10,510,787	6,158,399	11,752,866
Purchase obligations(3)	—	—	—	—	—
Total	$146,933,259	$7,536,594	$50,953,920	$17,729,005	$70,713,740

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2014.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2014.

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

As of December 31, 2014, total offering costs for our follow-on offering were $10,811,685. We directly incurred $8,655,661 of offering costs for our follow-on offering and $2,156,024 in offering costs reimbursable to our advisor for our follow-on offering.   As of December 31, 2014, we had $185,835 payable to our advisor for offering costs related to our follow-on offering.  As of December 31, 2014, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2014, our total operating expenses were $1,788,013, which included $1,180,747 in operating expenses incurred directly by us and $607,266 incurred by our advisor on our behalf. Of the $1,788,013 in total operating expenses incurred during the four fiscal quarters ended December 31, 2014, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $420,000 in operating expenses during the four fiscal quarters ended December 31, 2014. Additionally, our advisor has incurred $3,858,675 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of December 31, 2014.

Results of Operations

As of December 31, 2013, we owned the Woodlands Hotel, the Germantown Hotel, the Charleston Hotel, the Austin Hotel and the joint venture interest in the Hyatt Place Note. As of December 31, 2014, we owned the Woodlands Hotel, the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel, the Silicon Valley Hotel, the joint venture interest in the Lyndhurst Hotel, the Austin Arboretum Hotel and the joint venture interest in the Hyatt Place Note. Because we owned four hotel properties at December 31, 2013 compared to eight hotel properties at December 31, 2014, our results of operations for the year ended December 31, 2013 are not directly comparable to those for the year ended December 31, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

Revenue

Total revenue increased to $23,987,274 for the year ended December 31, 2014 from $8,425,685 for the year ended December 31, 2013. Total hotel revenue increased to $23,352,293 for the year ended December 31, 2014 compared to $7,600,126 for the year ended December 31, 2013.  The increase in hotel revenue was primarily due to the fact that we owned interests in eight hotel properties at December 31, 2014 compared to four hotel properties at December 31, 2013.  Interest income from real estate loan receivable related to the Hyatt Place Note decreased to $634,881 for the year ended December 31, 2014 from $645,559 for the year ended December 31, 2013.  We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Grapevine Hotel, Silicon Valley Hotel, Lyndhurst Hotel and Austin Arboretum Hotel for a full year reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $14,846,664 for the year ended December 31, 2014 from $4,689,903 for the year ended December 31, 2013. The increase in hotel operating expenses was primarily due to the fact that we owned interests in eight hotel properties at December 31, 2014 compared to four hotel properties at December 31, 2013.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $1,560,382 for the year ended December 31, 2014 from $523,220 for the year ended December 31, 2013.  This increase was primarily due to the fact that we owned interests in eight hotel properties at December 31, 2014 compared to four hotel properties at December 31, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased to $4,126,366 for the year ended December 31, 2014 from $1,419,203 for the year ended December 31, 2013. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in eight hotel properties at December 31, 2014 compared to four hotel properties at December 31, 2013.

Property Acquisition Expenses

Property acquisition expenses increased to $4,082,372 for the year ended December 31, 2014 from $1,353,078 for the year ended December 31, 2013.  The increase in property acquisition expenses was due to the fact that we acquired four properties during the year ended December 31, 2014 compared to three properties during the year ended December 31, 2013 and that such expenses were higher due to the increase in the aggregate purchase price for the properties acquired during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,663,046 for the year ended December 31, 2014 from $370,169 for the year ended December 31, 2013.  These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. The increase in general and administrative expenses is partially due to the fact that our advisor partially waived asset management fees and entirely waived reimbursement of operating expenses for the year ended December 31, 2013. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $3,522,921 for the year ended December 31, 2014 from $1,241,569 for the year ended December 31, 2013.  This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our four hotel property acquisitions since December 31, 2013. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the year ended December 31, 2014 was $(495,200) compared to $16,200 for the year ended December 31, 2013.

Net Loss

We had a net loss of $5,319,277 for the year ended December 31, 2014 compared to net loss of $1,367,657 for the year ended December 31, 2013. Excluding income attributable to a noncontrolling interest in a consolidated joint venture of $78,099 and $78,224, and loss attributable to a noncontrolling interest in common operating partnership units of $63 and $50, net loss attributable to us was $5,397,313 and $1,445,831 for the years ended December 31, 2014 and 2013, respectively.

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

We lease the hotels we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We recognized $91,800 and $16,200 in current income tax expense for the years ended December 31, 2014 and 2013, respectively.  We had a net deferred tax benefit of $(587,000) and $0 as of December 31, 2014 and 2013.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We had no material uncertain tax positions as of December 31, 2014.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not expected to be material.  We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary.  We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2010, 2011, 2012, 2013 and 2014 remaining subject to examination by various federal and state tax jurisdictions.

Valuation and Allocation of Real Property — Acquisitions

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

Estimated Useful Lives of Real Property

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

	Estimated Useful Lives
Buildings and improvements	39	years
Exterior improvements	10-20	years
Furniture, fixtures, and equipment	5-10	years

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2014 and 2013.

In evaluating our hotel properties for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of our hotel properties which could then result in different conclusions regarding impairment and material changes to our consolidated financial statements.

Earnings (Loss) per Share

Earnings (loss) per share, or EPS, is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 5,625 shares as of both December 31, 2014 and 2013 held by our independent directors are not included in the calculation of earnings per share because the effect is anti-dilutive.  Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for disclosing discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for us beginning January 1, 2015 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance will not have a material effect on our consolidated financial statements.

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

Inflation

As of December 31, 2014, our investments consisted of our interests in eight hotel properties and our joint venture interest in the Hyatt Place Note.  Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2014 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Fourth Quarter 2014	1,041,095	526,005	1,567,100
Total	$2,971,257	$1,367,044	$4,338,301

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Fourth Quarter 2013	406,378	138,908	545,286
Total	$1,238,233	$408,987	$1,647,220

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(4)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

We paid $4,338,301 in aggregate distributions for the year ended December 31, 2014, which was comprised of $2,971,527 in cash distributions and $1,367,044 in shares issued pursuant to the DRIP. We paid $1,647,220 in aggregate distributions in the year ended December 31, 2013, which was comprised of $1,238,233 in cash distributions and $408,987 in shares issued pursuant to the DRIP.   For the years ended December 31, 2014 and 2013, we had cash provided by (used in) operating activities of $(177,603) and $1,367,849, respectively, and our funds from operations were negative $1,271,010 and $26,678, respectively. For information on how we calculate funds from operations, see “–Funds from Operations and Modified Funds from Operations” below.  For the year ended December 31, 2014, all distributions were paid from offering proceeds.  For the year ended December 31, 2013, approximately 83% of distributions were paid from cash provided by operating activities and approximately 17% were paid from offering proceeds.  Of the $7,147,834 in total distributions we paid during the period from our inception through December 31, 2014, including shares issued pursuant to the DRIP, approximately 13% was funded from cash flow from operations and approximately 87% was funded from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2014 and 2013 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2014	2013
Net Loss	$(5,319,277)	$(1,367,657)
Adjustments:
Depreciation of real estate assets	4,126,366	1,419,203
Gain on disposition of hotel property	—	—
Adjustments for noncontrolling interests	(78,099)	(78,224)
Funds from Operations	(1,271,010)	(26,678)
Adjustments:
Stock/unit-based compensation	75,260	89,004
Amortization of deferred loan costs	148,878	39,118
Property acquisition expense	4,082,372	1,353,078
Adjustments for noncontrolling interests	(2,749)	(2,749)
Modified Funds from Operations	$3,032,751	$1,451,773

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Status of Offering

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of March 24, 2015, we had accepted investors’ subscriptions for, and issued 12,744,149 shares of our common stock in our initial public offering and follow-on offering, including 301,629 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to us of $124,425,194.  We continue to offer shares of common stock pursuant to the DRIP and intend to continue to do so until as late as October 12, 2015. As of March 24, 2015, 10,254,269 shares of our common stock remained available for sale pursuant to the DRIP.

Distributions Declared

On December 31, 2014, we declared a distribution in the aggregate amount of $642,443, of which $419,775 was paid in cash on January 15, 2015 and $222,668 was paid pursuant to the DRIP in the form of additional shares of our common stock.  On January 31, 2015, we declared a distribution in the aggregate amount of $720,030 of which $462,992 was paid in cash on February 13, 2015 and $257,038 was paid pursuant to the DRIP in the form of additional shares of our common stock.  On February 28, 2015, we declared a distribution in the aggregate amount of $732,662 of which $465,542 was paid in cash on March 13, 2015 and $267,120 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Property Acquisition

On March 27, 2015, we acquired a hotel property located in Frazer, Pennsylvania, commonly known as the Hampton Inn Philadelphia Great Valley Malvern, or the Great Valley Hotel, from the current tenant-in-common owners of the Great Valley Hotel for an aggregate purchase price of $11,000,000, excluding acquisition costs. We financed the acquisition of the Great Valley Hotel with remaining proceeds from our follow-on offering and debt financing secured by the Great Valley Hotel.

The Great Valley Hotel is a five-story limited service hotel facility built in 1998 and renovated in 2004. The Great Valley Hotel features 125 rooms, including 115 standard guestrooms and 10 suites. The Great Valley Hotel includes 630 square feet of meeting space, a business center, a fitness center and an outdoor pool.

Amendment to Advisory Agreement

On March 27, 2015, we entered into an amendment to the Advisory Agreement with our advisor, which extended the term of the Advisory Agreement for an additional one-year term expiring on April 15, 2016.

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

As of December 31, 2014, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated.  However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The table below summarizes our notes payable as of December 31, 2014 based on their maturity dates:

	Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Fair Value(1)

Notes Payable
Fixed Rate	$1,730,583	$8,168,158	$32,274,975	$10,390,940	$1,179,666	$58,960,874	$112,705,196
Adjustable Rate	—	—	—	—	—	—	—
Interest rate(2)	5.1%	5.1%	4.7%	5.0%	5.0%	5.0%	—

(1)

The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2014.

(2)

The financing used to acquire the Hyatt Place Note, or the acquisition note, bears interest at a fixed rate of 3.00% per annum through August 21, 2015.  For the period from August 21, 2015 through its maturity date of May 5, 2018, the acquisition note will reset and bear interest at a fixed rate equal to (a) the Prime Rate (as defined in the acquisition note) in effect as of August 21, 2015, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law.

The weighted-average interest rate of our fixed rate debt was 5.12% at December 31, 2014. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2014. At December 31, 2014, the fair value of our fixed rate debt was approximately $114,000,000  and the carrying value of our fixed rate debt was $112,705,196.

We may be also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and other loans, including the Hyatt Place Note.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2014, we were exposed to credit risk with respect to our investment in the Hyatt Place note.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.  In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On March 26, 2015, we entered into an amendment to the Advisory Agreement with our advisor, which extended the term of the Advisory Agreement for an additional on-year term expiring on April 15, 2016.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	51	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	60	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	50	Independent Director
John P. Thompson	51	Independent Director
Charles L. Horn	54	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2014, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2014.

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

Compensation of our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not have nor has our board of directors considered a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report.

Each of our executive officers, including each executive officer who serves as a director, is an officer or employee of our advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from such entities. See “Item 13, Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliates.

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	—	$—
William H. Armstrong, III(3)	55,000	25,000	—	80,000
John P. Thompson(3)	55,000	25,000	—	80,000
Charles L. Horn(3)	65,000	25,000	—	90,000
Total	$175,000	$75,000	—	$250,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “–Cash Compensation.”
(2)	As described below under “–Independent Directors Compensation Plan,” each of Messrs. Armstrong, Horn and Thompson received a grant of 2,500 shares upon their reelection to the our board of directors on August 11, 2014, the date of the annual meeting of our stockholders. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)	Independent director.

Cash Compensation

We pay each of our independent directors an annual retainer of $50,000, plus $2,000 per in-person board meeting attended, $1,500 per in-person committee meeting attended and $1,000 for each telephonic meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting.  We also pay the audit committee chairperson an additional annual retainer of $10,000 and reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board of directors receives 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2014, 50,000 shares of restricted common stock have been granted to our independent directors and 1,250 shares of restricted common stock have been forfeited by a resigning independent director.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,951,250
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,951,250

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 24, 2015, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody (3)	32,830	0.3%
Robert W. Engel	—	—
William H. Armstrong, III	19,183	0.1%
John P. Thompson	19,183	0.1%
Charles L. Horn	12,500	0.1%
All Directors and Executive Officers as a group	83,696	0.6%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
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

(3)	Includes 32,830 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2013 to December 31, 2014 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

As of December 31, 2014, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody Holdings owned 100% of the special units issued by our operating partnership.  We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings is not entitled to receive any other distributions.

We have not paid any distributions to Moody Holdings pursuant to its subordinated participation interest.

Hyatt Place Note

On June 3, 2011, and effective as of May 5, 2011, we acquired a joint venture interest in the Hyatt Place Note, which was  issued by Moody National HP Grapevine Trust, a Delaware statutory trust established by affiliates of our sponsor, or the trust. We acquired the Hyatt Place Note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture.  Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture and certain holders of ownership interests in the trust, or the trust members, initially collectively owned an approximately 12.5% membership interest in the note joint venture.  As of December 31, 2014, our operating partnership had made additional capital contributions to the note joint venture, as a result of which our operating partnership’s membership interest in the note joint venture increased to 74.5% and the collective membership interest in the note joint venture of the trust members decreased to 11.5%.  As of December 31, 2014, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the loan used to fund the acquisition of the joint venture interest in the Hyatt Place Note.

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

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC, and Moody National Management, LP, each an affiliate of our company, for an aggregate purchase price of $20,500,000, excluding acquisition costs.

Lyndhurst Hotel

On September 30, 2014, our operating partnership acquired an interest in the Lyndhurst Hotel from the current tenant-in-common owners of the Lyndhurst Hotel, or the TIC Owners, for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Lyndhurst Hotel, of approximately $33,322,000.  The TIC Owners acquired their tenant-in-common interests in the Lyndhurst Hotel in a tenant-in-common program sponsored by an affiliate of our company.

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

•	We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. For the year ended December 31, 2013, we paid our advisor an acquisition fee of $577,650 in connection with the acquisition of the Germantown Hotel, the Charleston Hotel and the Austin Hotel. For the year ended December 31, 2014, we paid our advisor aggregate acquisition fees of $1,436,738 in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel.

•	We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. As of December 31, 2014, we had not paid our advisor any origination fees.

•	We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. For the years ended December 31, 2014 and 2013, we incurred asset management fees of $953,147 and $227,306 in asset management fees payable to our advisor, respectively.

•	We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which is in addition to the acquisition fees paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. For the year ended December 31, 2013, we paid our advisor aggregate debt financing fees of $271,000 related to the financing for our acquisition of the Germantown Hotel, the Charleston Hotel and the Austin Hotel. For the year ended December 31, 2014, we paid our advisor aggregate debt financing fees of $694,051 related to the financing for our acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel.

•	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. As of December 31, 2014, we had not paid our advisor any disposition fees.

•	Where we engage Moody National Hospitality Management, LLC as our property manager, we pay Moody National Hospitality Management, LLC a market-based property management fee and accounting fee in connection with the operation and management of properties. For the year ended December 31, 2013, we paid Moody National Hospitality Management, LLC management fees of $227,787 and accounting fees of $65,000. For the year ended December 31, 2014, we paid Moody National Hospitality Management, LLC management fees of $668,589 and accounting fees of $167,500.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

•	Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

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

As of December 31, 2014, total offering costs for our follow-on offering were $10,811,685. We directly incurred $8,655,661 of offering costs for our follow-on offering and $2,156,024 in offering costs reimbursable to our advisor for our follow-on offering. As of December 31, 2014, we had $185,835 payable to our advisor for offering costs related to our follow-on offering. As of December 31, 2014, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

•	We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation set forth in our charter that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2014, our total operating expenses were $1,788,013, which included $1,180,747 in operating expenses incurred directly by us and $607,266 incurred by our advisor on our behalf. Of the $1,788,013 in total operating expenses incurred during the four fiscal quarters ended December 31, 2014, none exceeded the 2%/25% Limitation, and as a result the full amount thereof is reimbursable to our advisor pursuant to our charter. We reimbursed our advisor $420,000 in operating expenses during the four fiscal quarters ended December 31, 2014. Additionally, our advisor has incurred $3,859,675 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation. Notwithstanding the foregoing, our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, or the “waiver period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of December 31, 2014. For the year ended December 31, 2014, our total operating expenses as a percentage of average invested assets were 1.7%.

•	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. As of December 31, 2014, we had not reimbursed our advisor for any acquisition expenses.

Our advisory agreement has a one-year term expiring April 15, 2016, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our initial public offering and follow-on offering was Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA.  As our dealer manager, Moody Securities was entitled to certain dealer manager fees, selling commissions and reimbursements. Our dealer manager agreement with Moody Securities provided for the following compensation:

•	We paid our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our follow-on offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to the DRIP. As of December 31, 2014, we had paid our dealer manager an aggregate of $7,315,185 in selling commissions. During the year ended 2014, we paid our dealer manager $5,036,449 in selling commissions. During the year ended December 31, 2013, we paid our dealer manager $1,387,952 in selling commissions.

•	We paid our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our follow-on offering, a portion of which may be reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to the DRIP. As of December 31, 2014, we had paid our dealer manager an aggregate of $2,059,609 in dealer manager fees. During the year ended 2014, we paid our dealer manager $1,405,923 in dealer manager fees. During the year ended December 31, 2013, we paid our dealer manager $422,906 in dealer manager fees.

•	We reimbursed the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in our public offering, including shares sold pursuant to the DRIP. These due diligence expenses did not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our public offering, and we had the right to require detailed and itemized invoices for any such expenses. We also reimbursed our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2014, our dealer manager had incurred no such expenses.

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

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement with our advisor;

•	transactions with affiliates, including our directors and officers;

•	awards under our long-term incentive plan; and

•	pursuit of a potential liquidity event.

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

Director Independence

We have a four-member board of directors. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the standards of the New York Stock Exchange. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

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

Independent Registered Public Accounting Firm

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm, and provided certain tax and other services to us, from January 15, 2008, the date of our formation, to November 2010. On November 4, 2010, we and Deloitte mutually agreed to the cessation of Deloitte’s engagement as our independent registered public accounting firm upon the completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010.  During 2013 and 2014, Deloitte provided tax and certain review services to us.  On November 8, 2010, the audit committee of our board of directors approved the engagement of Pannell Kerr Forster of Texas, P.C., or PKF, as our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011. PKF resigned as our auditor on February 8, 2012 and our audit committee appointed Frazier & Deeter, LLC, or Frazier & Deeter, as our new independent auditor.  Frazier & Deeter has served as our independent registered public accounting firm since 2012.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2014 and 2013 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Frazier & Deeter

The audit committee reviewed the audit and non-audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Frazier & Deeter. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2014 and 2013 are set forth in the table below.

	2014	2013
Audit fees	$360,562	$295,950
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$360,562	$295,950

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

•	Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-17 through F-18 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

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

10.6	Assignment and Assumption of Purchase Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.48 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

68

10.7

Hotel Lease Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.49 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.8

Hyatt Place Hotel Franchise Agreement, dated April 9, 2013, by and between Hyatt Place Franchising, L.L.C. and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.50 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.9

Guaranty and Assumption of Obligations, dated April 9, 2013, by Moody National REIT I, Inc. in favor of Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.10

Hotel Management Agreement, dated April 9, 2013, by and between Moody National HP G-Town MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.11

Promissory Note, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.12

Loan Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.13

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 9, 2013, by and among Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.14

Assignment of Leases and Rents, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.15

Assignment of Management Agreement and Subordination of Management Fees, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Moody National Hospitality Management, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.16

Guaranty of Recourse Obligations, dated April 9, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.17

Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.18

Agreement of Purchase and Sale, dated April 23, 2013, by and between Naman Ashley I, LLC and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10. to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.19	Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 2, 2013, by and between Moody National REIT I, Inc. and Moody National HP N-Charles Holding, LLC (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

69

10.20

Hotel Lease Agreement, dated July 2, 2013, by and between Moody National HP N-Charles Holding, LLC and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.21

Hotel Management Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.63 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.22

Hyatt Place Hotel Franchise Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.64 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.23

Promissory Note, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.65 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.24

Loan Agreement, dated July 2, 2013, by and between by Moody National HP N-Charles Holding, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.66 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.25

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.67 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.26

Guaranty Agreement, dated July 2, 2013, by Moody National REIT I, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.68 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.27

Guaranty Agreement, dated July 2, 2013, by Brett C. Moody in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.69 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.28

Master Lease Subordination and Attornment Agreement, dated July 2, 2013, by and between JPMorgan Chase Bank, National Association and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.70 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.29

Assignment of Management Agreement and Subordination of Management Fees, dated July 2, 2013, by and among Moody National HP N-Charles Holding, LLC, JPMorgan Chase Bank, National Association and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.71 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.30

Environmental Indemnity Agreement, dated July 2, 2013, by and between Moody National REIT I, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.72 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.31

Agreement of Purchase and Sale, dated September 3, 2013, by and between Moody National REIT I, Inc., Sethi Family Trust and Kapil D. Prashar (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.32	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC
10.33

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC

10.34	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC

10.35	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC
10.36	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC
10.37	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC
10.38	Fee and Expense Waiver Agreement, dated December 30, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.39	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to the Registrant’s Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 333-179521), filed on March 28, 2014)

10.40	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.41	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.42	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC (incporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.43	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.44	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.45	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.46	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.47	Amended and Restated Master Lease Agreement, dated March 31, 2014, bewteeen Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.48	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.49	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.50	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.51	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.52	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.53	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.54	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.55	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.56	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.57	Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.58	Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.59	Hotel Management Agreement, dated September 30, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.60	Amended and Restated Master Lease Agreement, effective September 30, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.61	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 30, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.62	Guaranty, dated September 30, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.63	Assumption of Environmental Indemnity, dated September 30, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.64	Assumption and Loan Modification Agreement, dated September 30, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.65	Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated September 30, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.66	Amended and Restated Master Lease Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.107 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.67	Franchise Agreement, dated November 19, 2014, by and between Moody National Research-Austin MT, LLC and Moody National Research Austin Holding, LLC (incorporated by reference to Exhibit 10.108 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.68	Hotel Management Agreement, dated November 19, 2014, by and between Moody National Hospitality Management, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.109 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.69	Loan Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.110 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.70	Promissory Note, dated November 19, 2014, by Moody National Research Austin Holding, LLC in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.111 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.71	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 19, 2014, by Moody National Research Austin Holding, LLC for the benefit of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.112 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.72	Guaranty of Recourse Obligations, dated as of November 19, 2014, by Moody National REIT I, Inc. in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.113 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.73	Environmental Indemnity Agreement, dated as of November 19, 2014, by and between Moody National REIT I, Inc., Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.114 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.74	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: March 31, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
	Chairman of the Board, Chief	March 31, 2015
/s/ Brett C. Moody	Executive Officer and President
Brett C. Moody	(Principal Executive Officer)

	Chief Financial Officer, Treasurer	March 31, 2015
/s/ Robert W. Engel	and Secretary
Robert W. Engel	(Principal Financial and
Accounting Officer)

/s/ William H. Armstrong	Director	March 31, 2015
William H. Armstrong, III

/s/ Charles L. Horn	Director	March 31, 2015
Charles L. Horn

/s/ John P. Thompson	Director	March 31, 2015
John P. Thompson

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521))

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.2	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.3	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

10.4	Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.5	Agreement of Purchase and Sale, dated February 11, 2013, by and among Moody National REIT I, Inc. and SHG HP Germantown, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2013)

10.6	Assignment and Assumption of Purchase Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.48 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.7	Hotel Lease Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.49 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.8	Hyatt Place Hotel Franchise Agreement, dated April 9, 2013, by and between Hyatt Place Franchising, L.L.C. and Moody National HP G-Town MT, LLC (incorporated by reference to Exhibit 10.50 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.9	Guaranty and Assumption of Obligations, dated April 9, 2013, by Moody National REIT I, Inc. in favor of Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.10	Hotel Management Agreement, dated April 9, 2013, by and between Moody National HP G-Town MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.11	Promissory Note, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.12	Loan Agreement, dated April 9, 2013, by and between Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.13	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 9, 2013, by and among Moody National HP G-Town Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.14	Assignment of Leases and Rents, dated April 9, 2013, by Moody National HP G-Town Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.15	Assignment of Management Agreement and Subordination of Management Fees, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Moody National Hospitality Management, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.16	Guaranty of Recourse Obligations, dated April 9, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.17	Environmental Indemnity Agreement, dated April 9, 2013, by Moody National HP G-Town Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.18	Agreement of Purchase and Sale, dated April 23, 2013, by and between Naman Ashley I, LLC and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10. to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed on April 24, 2013)

10.19	Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 2, 2013, by and between Moody National REIT I, Inc. and Moody National HP N-Charles Holding, LLC (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.20	Hotel Lease Agreement, dated July 2, 2013, by and between Moody National HP N-Charles Holding, LLC and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.21	Hotel Management Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.63 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.22	Hyatt Place Hotel Franchise Agreement, dated July 2, 2013, by and between Moody National HP N-Charles MT, LLC and Hyatt Place Franchising, L.L.C. (incorporated by reference to Exhibit 10.64 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.23	Promissory Note, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.65 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.24	Loan Agreement, dated July 2, 2013, by and between by Moody National HP N-Charles Holding, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.66 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.25	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated July 2, 2013, by Moody National HP N-Charles Holding, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.67 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.26	Guaranty Agreement, dated July 2, 2013, by Moody National REIT I, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.68 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.27	Guaranty Agreement, dated July 2, 2013, by Brett C. Moody in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.69 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.28	Master Lease Subordination and Attornment Agreement, dated July 2, 2013, by and between JPMorgan Chase Bank, National Association and Moody National HP N-Charles MT, LLC (incorporated by reference to Exhibit 10.70 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.29	Assignment of Management Agreement and Subordination of Management Fees, dated July 2, 2013, by and among Moody National HP N-Charles Holding, LLC, JPMorgan Chase Bank, National Association and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.71 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.30	Environmental Indemnity Agreement, dated July 2, 2013, by and between Moody National REIT I, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.72 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11, filed on July 24, 2013)

10.31	Agreement of Purchase and Sale, dated September 3, 2013, by and between Moody National REIT I, Inc., Sethi Family Trust and Kapil D. Prashar (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.32	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC

10.33	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC

10.34	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC

10.35	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC

10.36	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC

10.37	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC

10.38	Fee and Expense Waiver Agreement, dated December 30, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.39	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to the Registrant’s Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (No. 333-179521), filed on March 28, 2014)

10.40	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.41	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.42	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC (incporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.43	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.44	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.45	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.46	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.47	Amended and Restated Master Lease Agreement, dated March 31, 2014, bewteeen Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.48	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.49	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.50	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.51	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.52	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.53	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.54	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.55	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.56	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-11, filed on July 29, 2014)

10.57	Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.58	Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.59	Hotel Management Agreement, dated September 30, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.60	Amended and Restated Master Lease Agreement, effective September 30, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.61	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 30, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.62	Guaranty, dated September 30, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.63	Assumption of Environmental Indemnity, dated September 30, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.64	Assumption and Loan Modification Agreement, dated September 30, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.65	Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated September 30, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to the Registrant’s Post-Effective Amendment No. 6 to Registration Statement on Form S-11 (No. 333-179521), filed on October 29, 2014)

10.66	Amended and Restated Master Lease Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.107 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.67	Franchise Agreement, dated November 19, 2014, by and between Moody National Research-Austin MT, LLC and Moody National Research Austin Holding, LLC (incorporated by reference to Exhibit 10.108 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.68	Hotel Management Agreement, dated November 19, 2014, by and between Moody National Hospitality Management, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.109 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.69	Loan Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.110 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.70	Promissory Note, dated November 19, 2014, by Moody National Research Austin Holding, LLC in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.111 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.71	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 19, 2014, by Moody National Research Austin Holding, LLC for the benefit of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.112 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.72	Guaranty of Recourse Obligations, dated as of November 19, 2014, by Moody National REIT I, Inc. in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.113 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.73	Environmental Indemnity Agreement, dated as of November 19, 2014, by and between Moody National REIT I, Inc., Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.114 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

10.74	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on January 29, 2015)

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Moody National REIT I, Inc.

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody National REIT I, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Frazier & Deeter, LLC

Atlanta, Georgia

March 31, 2015

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Investment in hotel properties, net	$144,240,644	$49,136,124
Cash	23,844,072	5,324,315
Restricted cash	5,388,193	3,295,529
Accounts receivable, net of allowance of $21,000 and $12,000 as of December 31, 2014 and 2013, respectively	747,658	124,578
Mortgage note receivable	12,059,932	12,269,485
Prepaid expenses and other assets	731,849	107,193
Deposits	1,672,500	—
Deferred costs, net of accumulated amortization of $241,928 and $69,411 as of December 31, 2014 and 2013, respectively	2,073,625	660,372

Total Assets	$190,758,473	$70,917,596

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$112,705,196	$44,441,355
Accounts payable and accrued expenses	3,203,728	1,194,726
Due to related parties	680,398	427,985
Dividends payable	642,443	217,877

Total Liabilities	117,231,765	46,281,943

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies - Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 10,023,463 and 3,331,439 shares issued and outstanding at December 31, 2014 and 2013, respectively	100,235	33,314
Additional paid-in capital	87,457,901	28,279,101
Accumulated deficit	(14,324,615)	(4,164,515)
Total stockholders’ equity	73,233,521	24,147,900
Noncontrolling interest -100 common units of the Operating Partnership	610	753
Noncontrolling interest in consolidated joint venture	291,577	486,000
Total Equity	73,525,708	24,634,653

TOTAL LIABILITIES AND EQUITY	$190,758,473	$70,917,596

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013

Revenue
Room revenue	$22,271,962	$7,296,615
Other hotel revenue	1,080,431	303,511
Total hotel revenue	23,352,393	7,600,126
Interest income from mortgage note receivable	634,881	645,559
Total revenue	23,987,274	8,245,685

Expenses
Hotel operating expenses	14,846,664	4,689,903
Property taxes, insurance and other	1,560,382	523,220
Depreciation and amortization	4,126,366	1,419,203
Property acquisition expenses	4,082,372	1,353,078
Corporate general and administrative	1,663,046	370,169
Total expenses	26,278,830	8,355,573

Operating Loss	(2,291,556)	(109,888)

Interest expense and amortization of deferred loan costs	3,522,921	1,241,569

Loss before income tax expense	(5,814,477)	(1,351,457)
Income tax expense (benefit)	(495,200)	16,200

Net Loss	(5,319,277)	(1,367,657)
Income attributable to noncontrolling interest from consolidated joint ventures	(78,099)	(78,224)

Loss attributable to noncontrolling interest in common operating partnership units	63	50
Net loss attributable to common shareholders	$(5,397.313)	$(1,445,831)

Per-share information – basic and diluted:
Net loss attributable to common shareholders	$(0.91)	$(0.65)
Dividends declared	$0.80	$0.80
Weighted average shares outstanding	5,950,164	2,213,596

See accompanying notes to consolidated financial statements.

 MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity

December 31, 2012	—	$—	1,373,279	$13,733	$11,165,565	$(945,049)	100	$883	$466,495	$10,701,627
Issuance of common stock and operating partnership units, net of offering costs	—	—	1,907,609	19,076	16,134,250	—	—	—	—	16,153,326
Offering costs repaid by related parties	—	—	—	—	481,801	—	—	—	—	481,801
Issuance of common stock pursuant to dividend reinvestment plan	—	—	43,051	430	408,556	—	—	—	—	408,986
Stock/unit-based compensation	—	—	7,500	75	88,929	—	—	—	—	89,004
Net income (loss)	—	—	—	—	—	(1,445,831)	—	(50)	78,224	(1,367,657)
Dividends and distributions declared	—	—	—	—	—	(1,773,635)	—	(80)	(58,719)	(1,832,434)

Balance at December 31, 2013	—	$—	3,331,439	$33,314	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653

Balance at January 1, 2014	—	$—	3,331,439	$33,314	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653
Issuance of common stock and operating partnership units, net of offering costs	—	—	6,566,712	65,668	57,993,950	—	—	—	—	58,059,618
Redemption of common stock	—	—	(26,087)	(261)	(255,940)	—	—	—	—	(256,201)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	143,899	1,439	1,365,605	—	—	—	—	1,367,044
Stock/unit-based compensation	—	—	7,500	75	75,185	—	—	—	—	75,260
Net income (loss)	—	—	—	—	—	(5,397,313)	—	(63)	78,099	(5,319,277)
Dividends and distributions declared	—	—	—	—	—	(4,762,787)	—	(80)	(272,522)	(5,035,389)

Balance at December 31, 2014	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$291,577	$73,525,708

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(5,319,277)	$(1,367,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,126,366	1,419,203
Amortization of deferred loan costs	148,878	39,118
Stock-based compensation	75,260	89,004
Deferred income tax	(587,000)	—
Changes in operating assets and liabilities -
Accounts receivable	(623,080)	(47,455)
Prepaid expenses and other assets	(37,656)	491
Accounts payable and accrued expenses	2,009,002	807,160
Due to related parties	29,904	427,985
Net cash provided by (used in) operating activities	(177,603)	1,367,849

Cash flows from investing activities
Increase in restricted cash	(2,092,664)	(1,703,049)
Deposits	(1,672,500)	—
Repayments of mortgage note receivable	209,553	198,915
Improvements and additions to hotel properties	(6,135,247)	(153,360)
Acquisitions of hotel properties	(55,916,433)	(38,450,000)
Net cash used in investing activities	(65,607,291)	(40,107,494)

Cash flows from financing activities
Proceeds from issuance of common stock	65,406,245	19,076,090
Offering costs paid	(7,380,319)	(2,440,963)
Dividends paid	(2,971,257)	(1,238,233)
Proceeds of notes payable	32,250,000	27,100,000
Repayments of notes payable	(1,141,726)	(563,316)
Payments of deferred costs	(1,585,770)	(521,000)
Distributions to noncontrolling interest in joint venture	(272,522)	(58,719)
Net cash provided by financing activities	84,304,651	41,353,859

Net change in cash and cash equivalents	18,519,757	2,614,214
Cash and cash equivalents at beginning of period	5,324,315	2,710,101
Cash and cash equivalents at end of period	$23,844,072	$5,324,315

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,187,714	$1,187,941
Income taxes paid	$22,241	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Change in accrued offering costs due to related party	$222,509	$—
Assumption of notes payable in connection with acquisition of hotel properties	$37,155,567	$—
Issuance of common stock from dividend reinvestment plan	$1,367,044	$408,987
Dividends payable	$642,443	$217,877

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

On February 14, 2012, the Company commenced its follow-on public offering of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. As of December 31, 2014, the Company had accepted investors’ subscriptions for, and issued, 8,826,238 shares of its common stock in the follow-on offering, including 193,434 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $86,328,034. As of December 31, 2014, the Company had accepted subscriptions for, and issued, 9,952,491 shares of common stock in the Company’s initial public offering and follow-on offering, including 223,016 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $97,294,747.

Effective February 20, 2015, the Company terminated the follow-on offering. The Company had accepted investors’ subscriptions for, and issued 11,582,788 shares of common stock in the follow-on offering, including 243,930 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,388,580. The Company has raised $124,355,294 in gross offering proceeds in the initial public offering and the follow-on offering, including through shares issued pursuant to the DRIP. The Company continues to offer shares of common stock pursuant to the DRIP and intends to continue to do so until as late as October 12, 2015. As of February 20, 2015, approximately 10,282,000 shares of common stock remained available for sale pursuant to the DRIP.

The Company intends to use substantially all of the remaining net proceeds from its follow-on offering to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company’s real property will continue to consist primarily of hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

The Company began operations on May 27, 2010 with the acquisition of a 75% joint venture interest in a hotel property located in Atlanta, Georgia which was subsequently sold to a third-party buyer on August 23, 2012.  As of December 31, 2014, the Company owned (1) seven hotel properties located in Texas, Tennessee, South Carolina and California comprising a total of 852 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey, and (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”).  For more information on the Company’s portfolio, see Notes 3 and 4.

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

For the Years Ended December 31, 2014 and 2013

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

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of December 31, 2014. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

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

For the Years Ended December 31, 2014 and 2013

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

As of December 31, 2014, total offering costs for the follow-on offering were $10,811,685. The Company directly incurred $8,655,661 of offering costs for the follow-on offering and $2,156,024 in offering costs reimbursable to Advisor for the follow-on offering. As of December 31, 2014, the Company had $185,835 payable to Advisor for offering costs related to the follow-on offering. As of December 31, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company was subject to normal federal and state corporation income taxes. The Company previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because it had net operating losses for the years ended December 31, 2009 and 2010 and had fewer than 100 stockholders as of December 31, 2009 and 2010.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of December 31, 2014.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2010, 2011, 2012, 2013 and 2014 remaining subject to examination by various federal and state tax jurisdictions.

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

The Company elected not to use the fair value option for restricted cash, accounts receivable, accounts payable, and accrued expenses.  The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Concentration of Credit Risk

As of December 31, 2014, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its joint venture interest in the Hyatt Place Note. As a significant investment of the Company, the failure of the borrower on the Hyatt Place Note to make payments of interest and principal when due, or any other event of default under the Hyatt Place Note, would have an adverse impact on the Company’s results of operations.

Valuation and Allocation of Real Property — Acquisitions

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

For the Years Ended December 31, 2014 and 2013

Valuation and Allocation of Real Property — Ownership

Investment in real estate is recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

	Estimated Useful Lives
Buildings and improvements	39	years
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2014 and 2013.

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

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Interest income is recognized when earned.  Revenue is recorded net of any sales and other taxes collected from customers.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.

Restricted Cash

Restricted cash includes reserves for debt service, property taxes and insurance, as well as reserves for property improvements and furniture, fixtures, and equipment, as required by certain management or mortgage debt agreement restrictions and provisions. Restricted cash also includes cash collateral deposited with a bank related to a loan that may be used by the Company toward the payments of principal and interest of the loan and any other amounts due under the loan in the event of default.

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

For the Years Ended December 31, 2014 and 2013

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

Impairment of Mortgage Note Receivable

The Company reviews the mortgage note receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates.  The Company did not record a valuation allowance during the years ended December 31, 2014 or 2013.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Deposits

Deposits include rate-lock deposits for future loans for existing hotel properties and future acquisitions.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a method that approximates the effective interest method over the life of the related debt.  The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred costs was $241,928 and $69,411 as of December 31, 2014 and 2013, respectively.  Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2015	$425,291	$391,111	$34,180
2016	425,590	391,410	34,180
2017	319,397	285,217	34,180
2018	122,761	88,581	34,180
Thereafter	780,586	436,162	344,424
Total	$2,073,625	$1,592,481	$481,144

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Basic and diluted EPS are the same for all periods presented.  Non-vested shares of restricted stock, totaling 5,625 shares as of both December 31, 2014 and 2013 held by the Company’s independent directors are not included in the calculation of loss per share as the effect would have been anti-dilutive. Restricted stock was included in primary earnings per share because the restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common shareholders and comprehensive income.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for disclosing discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for us beginning January 1, 2015 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2014:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$6,646,904

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,599,577

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,650,037

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,363,375

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	13,134,354

Silicon Valley Hotel (TownPlace Suites)	June 24, 2014	Newark, California	100%	10,000,000	127	5,007,932

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	31,962,091

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Totals				$143,522,000	1,079	$102,364,270

(1)	Excludes closing costs.
(2)	As of December 31, 2014.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

(3)	See “–Third Quarter Acquisition Lyndhurst Hotel” below.

Investments in hotel properties consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Land	$17,573,000	$6,760,000
Buildings and improvements	118,661,552	39,861,360
Furniture, fixtures and equipment	13,576,055	3,982,000
Total cost	149,810,607	50,603,360
Accumulated depreciation	(5,569,963)	(1,467,236)
Investment in hotel properties, net	$144,240,644	$49,136,124

First Quarter Acquisition

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC, a wholly owned subsidiary of the OP (“Moody Grapevine Holding”) acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, an affiliate of the Advisor, Moody National RI Grapevine MT, LLC, an affiliate of the Advisor, and Moody National Management, LP, for an aggregate purchase price of $20,500,000, excluding acquisition costs. The Company financed the acquisition of the Grapevine Hotel with proceeds from its public offering and approximately $13,250,000 of indebtedness secured by the Grapevine Hotel. The purchase price of the Grapevine Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,600,000, $17,500,000, and $400,000, respectively. Acquisition costs of $490,690 were incurred and expensed in connection with the acquisition of the Grapevine Hotel. The Company has recognized approximately $3,831,000 in revenues and a $683,000 net loss, which includes acquisition costs, for the Grapevine Hotel for the period from the acquisition date through December 31, 2014. In connection with the acquisition of the Grapevine Hotel, the Company formed a taxable REIT subsidiary (the “Grapevine Hotel TRS”). Upon the closing of the acquisition of the Grapevine Hotel, Moody National RI Grapevine MT, LLC, a wholly owned subsidiary of the Grapevine Hotel TRS (the “Grapevine Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Grapevine Master Tenant leases the Grapevine Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Grapevine Hotel pursuant to a Hotel Management Agreement with the Grapevine Master Tenant.

Second Quarter Acquisition

Silicon Valley Hotel

On June 24, 2014, Moody National Cedar-Newark Holding, LLC, a wholly owned subsidiary of the OP (“Moody Silicon Valley Holding”), acquired fee simple title to the Silicon Valley Hotel from Moody Newark, LLC, an unaffiliated third party, for an aggregate purchase price of $10,000,000, excluding acquisition costs. The Company financed the acquisition of the Silicon Valley Hotel with proceeds from its public offering and the assumption of the existing mortgage loan secured by the Silicon Valley Hotel with an original principal amount of $5,250,000 and a balance of $5,060,493 assumed on the date of acquisition. The purchase price of the Silicon Valley Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,320,000, $6,302,000 and $378,000, respectively. Acquisition costs of $329,776 were incurred and expensed in connection with the acquisition of the Silicon Valley Hotel. The Company has recognized approximately $2,434,000 in revenues and a $267,000 net income, which includes acquisition costs, for the Silicon Valley Hotel for the period from the acquisition date through December 31, 2014. In connection with the acquisition of the Silicon Valley Hotel, the Company formed a taxable REIT subsidiary (the “Silicon Valley Hotel TRS”). Upon the closing of the acquisition of the Silicon Valley Hotel, Moody National TPS Newark MT, LLC, a wholly owned subsidiary of the Silicon Valley Hotel TRS (the “Silicon Valley Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Silicon Valley Master Tenant leases the Silicon Valley Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Silicon Valley Hotel pursuant to a Hotel Management Agreement with the Silicon Valley Master Tenant.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Effective September 30, 2014, twenty-four of the TIC Owners (the “Contributing Members”) contributed, transferred and granted good, indefeasible, fee simple title to their respective separate and undivided percentage ownership interests, as tenants-in-common with the other Contributing Members in the Lyndhurst Hotel, to MN Lyndhurst Venture, LLC (the “Joint Venture”), a Delaware limited liability company and an affiliate of the Company, in exchange for 100% of the Class A membership interests (“Class A Interests”) of the Joint Venture. The tenant-in common ownership interests in the Lyndhurst Hotel contributed to the Joint Venture by the Contributing Members are valued at $1,000 in the aggregate. In addition, effective September 30, 2014, the OP contributed $100 in cash to the Joint Venture in exchange for 100% of the Class B membership interests (the “Class B Interests”) of the Joint Venture. Pursuant to the limited liability company operating agreement of the Joint Venture (the “JV Agreement”), the OP has also paid approximately $5.358 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Joint Venture, including a loan assumption fee of $321,000, a franchise property improvement plan of approximately $971,000, debt service and furniture, fixture and equipment reserves of  approximately $340,000, outstanding accounts payable and accrued expenses of approximately $1.226 million, tax and insurance deposits and lender reserves of approximately $253,000 and approximately $2.247 million in transfer taxes and other closing costs (including a sales commission of approximately $1.245 million payable to Moody National Realty Company, L.P., an affiliate of the Company), all of which amounts will be deemed additional capital contributions by the OP to the Joint Venture in exchange for additional Class B Interests.

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

The purchase price of the Lyndhurst Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,400,000, $26,322,000 and $3,600,000, respectively.  Acquisition costs of $2,652,173, including the transfer taxes and sales commission discussed above, were incurred and expensed in connection with the acquisition of the Lyndhurst Hotel. The Company has recognized approximately $1,713,000 in revenues and a $3,310,000 net loss, which includes acquisition costs, for the Lyndhurst Hotel for the period from the acquisition date through December 31, 2014. In connection with the acquisition of the Lyndhurst Hotel, the Company formed a taxable REIT subsidiary (the “Lyndhurst Hotel TRS”). Upon the closing of the acquisition of the Lyndhurst Hotel, Moody National CY Lyndhurst MT, LLC, a wholly owned subsidiary of the Lyndhurst Hotel TRS (the “Lyndhurst Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Lyndhurst Master Tenant leases the Lyndhurst Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Lyndhurst Hotel pursuant to a Hotel Management Agreement with the Lyndhurst Master Tenant.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Fourth Quarter Acquisition

Austin Arboretum Hotel

On November 20, 2014, Moody National Research-Austin Holding, LLC, a wholly owned subsidiary of the OP (“Moody Austin Arboretum Holding”), acquired fee simple title to the Austin Arboretum Hotel from an unaffiliated third party for an aggregate purchase price of $29,250,000, excluding acquisition costs. The Company financed the acquisition of the Austin Arboretum Hotel with proceeds from its ongoing public offering and approximately $19,000,000 of indebtedness secured by the Austin Arboretum Hotel. The purchase price of the Austin Arboretum Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,493,000, $25,832,000 and $1,925,000, respectively. Acquisition costs of $584,307 were incurred and expensed in connection with the acquisition of the Austin Arboretum Hotel. The Company has recognized approximately $386,000 in revenues and a $725,000 net loss, which includes acquisition costs, for the Austin Arboretum Hotel for the period from the acquisition date through December 31, 2014. In connection with the acquisition of the Austin Arboretum Hotel, the Company formed a taxable REIT subsidiary (the “Austin Arboretum Hotel TRS”). Upon the closing of the acquisition of the Austin Arboretum Hotel, Moody National Research-Austin MT, LLC, a wholly owned subsidiary of the Austin Arboretum Hotel TRS (the “Austin Arboretum Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Austin Arboretum Master Tenant leases the Austin Arboretum Hotel. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Austin Arboretum Hotel pursuant to a Hotel Management Agreement with the Austin Arboretum Master Tenant.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2014 and 2013 is presented as if the Company acquired the Germantown Hotel, Charleston Hotel, Austin Hotel, Grapevine Hotel, Silicon Valley Hotel, Lyndhurst Hotel and Austin Arboretum Hotel on January 1, 2013. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel on January 1, 2013, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2014 (unaudited)	2013 (unaudited)
Revenue	$36,928,575	$36,269,130
Net loss	(1,232,771)	(5,299,818)
Net loss attributable to common shareholders	(1,310,807)	(5,377,992)
Net loss per common share attributable to common shareholders, basic and diluted	$(0.22)	$(0.98)

4. Notes Receivable

As of December 31, 2014 and 2013, notes receivable were $12,059,932 and $12,269,485, respectively.

Hyatt Place Note

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below. The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (“Patriot Bank”), and is secured by a lien on the Hyatt Place Property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of December 31, 2014, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note will accrue interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at December 31, 2014 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of December 31, 2014 and December 31, 2013 was $12,059,932 and $12,269,485, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowingsare reviewed by the Company’s board of directors at least quarterly.  Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess.  As of December 31, 2014, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2014 and 2013, the Company’s notes payable consisted of the following:

	Principal as of December 31, 2014	Principal as of December 31, 2013	Interest Rate at December 31, 2014	Maturity Date
Hyatt Place Note Acquisition Note	$10,340,926	$10,677,350	3.00%	May 5, 2018
Woodlands Hotel Loan	6,646,904	6,777,812	6.00%	December 6, 2016
Germantown Hotel Loan	7,599,577	7,728,405	4.30%	May 6, 2023
Charleston Hotel Loan	7,650,037	7,757,788	5.193%	August 1, 2023
Austin Hotel Loan	11,363,375	11,500,000	5.426%	January 6, 2024
Grapevine Hotel Loan	13,134,354	—	5.250%	April 6, 2024
Silicon Valley Hotel Loan	5,007,932	—	5.500%	July 6, 2022
Lyndhurst Hotel Loan	31,962,091	—	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	—	4.530%	December 11, 2024
Total	$112,705,196	$44,441,355

The notes payable are secured by hotel properties or the mortgage note receivable and are payable in monthly installments of principal and interest.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Maturities of notes payable as of December 31, 2014 are as follows:

Year ending December 31,	Amount
2015	$1,730,583
2016	8,168,158
2017	32,274,975
2018	10,390,940
Thereafter	60,140,540
Total	$112,705,196

The estimated fair value of the Company’s notes payable as of December 31, 2014 and 2013 was $114,000,000 and $42,000,000, respectively.  The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of December 31, 2014, the Company had issued 9,952,491 shares of common stock in the Company’s public offerings, including 223,016 shares issued pursuant to the DRIP. As of December 31, 2014, there were a total of 10,023,463 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 48,750 shares of restricted stock as discussed in Note 8.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2014 and 2013.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Fourth Quarter 2014	1,041,095	526,005	1,567,100
Total	$2,971,257	$1,367,044	$4,338,301

First Quarter 2013	$200,579	$72,609	$273,188
Second Quarter 2013	283,395	89,775	373,170
Third Quarter 2013	347,881	107,695	455,576
Fourth Quarter 2013	406,378	138,908	545,286
Total	$1,238,233	$408,987	$1,647,220

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at December 31, 2014 and 2013 was $291,577, and $486,000, respectively, which represented ownership interests in the Joint Venture and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $78,099 and $78,224 for the years ended December 31, 2014 and 2013, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering and follow-on offering, received a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which could be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of December 31, 2014, the Company had paid Moody Securities $746,368 and $6,568,817 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $1,868,983 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2014, Advisor and its affiliates had incurred organization and offering expenses of $3,214,000 and $2,156,000 related to the initial and follow-on offerings, respectively.

As of December 31, 2014, total offering costs for the follow-on offering were $10,811,685. The Company directly incurred $8,655,661 of offering costs for the follow-on offering and $2,156,024 in offering costs reimbursable to Advisor for the follow-on offering. As of December 31, 2014, the Company had $185,835 payable to Advisor for offering costs related to the follow-on offering. As of December 31, 2014, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the year ended December 31, 2014, the Company paid Advisor acquisition fees of $1,436,738 in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel.  For the year ended December 31, 2013, the Company paid Advisor acquisition fees of $577,650 in connection with the acquisition of the Germantown Hotel, the Charleston Hotel and the Austin Hotel.  As of December 31, 2014, the Company had not paid any origination fees to Advisor.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2014, the Company paid $694,051 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel. For the year ended December 31, 2013, the Company paid $271,000 in debt financing fees to Advisor for financing incurred in connection with the acquisitions of the Germantown Hotel, the Charleston Hotel and the Austin Hotel.

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the years ended December 31, 2014 and 2013, the Company incurred asset management fees of $953,147 and $227,306, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations. Advisor waived the asset management fee for the months of February 2012 and March 2012 and May 2012 through June 2013.

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of December 31, 2014, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property during 2012.

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2014, total operating expenses of the Company were $1,788,013, which included $1,180,747 in operating expenses incurred directly by the Company and $607,266 incurred by Advisor on behalf of the Company. Of the $1,788,013 in total operating expenses incurred during the four fiscal quarters ended December 31, 2014, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $420,000 in operating expenses during the four fiscal quarters ended December 31, 2014. Additionally, Advisor has incurred $3,859,675 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended December 31, 2014. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of December 31, 2014.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements.  For the years ended December 31, 2014 and 2013, the Company paid the Property Manager property management fees of $688,589 and $227,787, respectively, and accounting fees of $165,000 and $65,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

 Note Joint Venture

As discussed in Note 4, as of December 31, 2014, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of December 31, 2014, there were 1,951,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

On August 11, 2014, the date of the annual meeting of the Company’s stockholders, each of the Company’s three independent directors was granted 2,500 shares of restricted common stock pursuant to the Independent Directors’ Compensation Plan upon their reelection to the Company’s board of directors, resulting in an issuance of an aggregate of 7,500 shares of restricted stock. As of December 31, 2014, a total of 48,750 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of $75,260 and $89,004 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there were 5,625 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 11, 2014. The remaining unrecognized compensation expense of $42,000 will be recognized during the first, second and third quarters of 2015.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2012	8,125	$10.00
Shares granted on August 13, 2013	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2013	5,625	10.00
Shares granted on August 11, 2014	7,500	10.00
Shares vested	(7,500)	10.00

Balance of non-vested shares as of December 31, 2014	5,625	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2014 and 2013, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of December 31, 2014 and 2013 are as follows:

	2014	2013
Property improvement plan	$2,404,527	$2,180,866
Real estate taxes	812,410	538,263
Insurance	411,234	210,849
Hotel furniture and fixtures	1,394,978	333,551
Seasonality	365,044	32,000
Total restricted cash	$5,388,193	$3,295,529

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Franchise Agreements

As of December 31, 2014, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. For the years ended December 31, 2014 and 2013, the Company incurred franchise fee expense of approximately $1.8 million and $0.5 million, respectively, which is included in other property operating expense in the accompanying consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than each TRS) for the years ended December 31, 2014 and 2013 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRSs had deferred tax assets of $587,000 and $0 as of December 31, 2014 and 2013.

As of December 31, 2014, the Company had operating loss carry-forwards of approximately $297,000 expiring in 2033 and 2034. The TRSs had operating loss carry-forwards of approximately $1,500,000 expiring in 2033 and 2034.

The income tax expense (benefit) for the years ended December 31, 2014 and 2013 consisted of the following:

	Years ended December 31,
	2014	2013
Current expense	$91,800	$16,200
Deferred benefit	(587,000)	—
Total income tax expense (benefit)	$(495,200)	$16,200

Federal	$(466,000)	$10,500
State	(29,200)	5,700
Total income tax expense (benefit)	$(495,200)	$16,200

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2014	2013
Expected federal tax expense (benefit) at statutory rate	$(2,093,000)	$(487,000)
Tax impact of REIT election	1,627,000	497,500
Expected tax expense (benefit) at TRS	(466,000)	10,500
State income tax expense (benefit), net of federal tax benefit	(29,200)	5,700
Income tax expense (benefit)	$(495,200)	$16,200

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

13. Subsequent Events

Status of Offering

Effective February 20, 2015, the Company terminated the offer and sale of shares of common stock to the public in the follow-on offering. As of March 24, 2015, the Company had accepted investors’ subscriptions for, and issued shares of the Company’s common stock in the Company’s initial public offering and follow-on offering, including 301,629 shares issued pursuant to the DRIP, resulting in aggregate gross offering proceeds to the Company of $124,425,194.

Distributions Declared

On December 31, 2014, the Company declared a distribution in the aggregate amount of $642,443, of which $419,775 was paid in cash on January 15, 2015, and $222,668 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.  On January 31, 2015 the Company declared a distribution in the aggregate amount of $720,030 of which $462,992 was paid in cash on February 13, 2015 and $257,038 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.  On February 28, 2015, the Company declared a distribution in the aggregate amount of $732,662 of which $465,542 was paid in cash on March 13, 2015 and $267,120 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Property Acquisition

On March 27, 2015, the Company acquired a hotel property located in Frazer, Pennsylvania, commonly known as the Hampton Inn Philadelphia Great Valley Malvern (the “Great Valley Hotel”), from the current tenant-in-common owners of the Great Valley Hotel for an aggregate purchase price of $11,000,000, excluding acquisition costs. The Company financed the acquisition of the Great Valley Hotel with proceeds from its follow-on offering and debt financing secured by the Great Valley Hotel.

Amendment to Advisory Agreement

On March 27, 2015, the Company entered into an amendment to the Advisory Agreement with Advisor, which extended the term of the Advisory Agreement for an additional one-year term expiring on April 15, 2016.

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	$6,646,904	$2,460,000	$9,540,000	$12,000,000	$1,624,144	$2,460,000	$11,164,144	$13,624,144	$1,050,728	2001	November 8, 2012
Hyatt Place Germantown	Germantown, Tennessee	100.0%	$7,599,577	$1,800,000	$9,500,000	$11,300,000	$24,144	$1,800,000	$9,524,144	$11,324,144	$992,627	2009	April 9, 2013
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	$7,650,037	$1,000,000	$10,800,000	$11,800,000	$39,405	$1,000,000	$10,839,405	$11,839,405	$984,753	2009	July 2, 2013
Hampton Inn Austin	Austin, Texas	100.0%	$11,363,375	$1,500,000	$13,850,000	$15,350,000	$208,283	$1,500,000	$14,058,283	$15,558,283	$898,897	1997	December 30, 2013
Residence Inn Grapevine	Grapevine, Texas	100.0%	$13,134,354	$2,600,000	$17,900,000	$20,500,000	$1,956,301	$2,600,000	$19,856,301	$22,456,301	$594,578	2007	March 31, 2014
TownPlace Suites Newark	Newark, California	100.0%	$5,007,932	$3,320,000	$6,680,000	$10,000,000	$1,328,615	$3,320,000	$8,008,615	$11,328,615	$275,027	2000	June 24, 2014
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(2)	$31,962,091	$3,400,000	$29,922,000	$33,322,000	$1,107,715	$3,400,000	$31,029,715	$34,429,715	$594,182	1990	September 30, 2014
Hilton Garden Inn Austin	Austin, Texas	100.0%	$19,000,000	$1,493,000	$27,757,000	$29,250,000	$0	$1,493,000	$27,757,000	$29,250,000	$179,171	2002	November 20, 2014
		Total	$102,364,270	$17,573,000	$125,949,000	$143,522,000	$6,288,607	$17,573,000	$132,237,607	$149,810,607	$5,569,963

(1)	The aggregate cost of real estate for federal income tax purposes was $150,530,858 as of December 31, 2014.
(2)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

DECEMBER 31, 2014

	2014	2013
Real estate:
Balance at the beginning of the year	$50,603,360	$12,000,000
Acquisitions	93,072,000	38,450,000
Improvements and additions	6,135,247	153,360
Balance at the end of the year	$149,810,607	$50,603,360

Accumulated depreciation:
Balance at the beginning of the year	$1,467,236	$57,762
Depreciation expense	4,102,727	1,409,474
Balance at the end of the year	$5,569,963	$1,467,236

