Form 10-Q
period 2015-03-31
Moody National REIT I, Inc.
filed 2015-05-15
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

As of May 11, 2015, there were 12,864,335 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investment in hotel properties, net	$154,857,820	$144,240,644
Cash and cash equivalents	43,935,507	23,844,072
Restricted cash	6,002,271	5,388,193
Accounts receivable, net of allowance of $23,000 and $21,000 as of March 31, 2015 and December 31, 2014, respectively	1,160,254	747,658
Mortgage note receivable	12,003,689	12,059,932
Prepaid expenses and other assets	1,283,502	731,849
Deposits	1,365,000	1,672,500
Deferred costs, net of accumulated amortization of $306,863 and $241,928 as of March 31, 2015 and December 31, 2014, respectively	3,086,343	2,073,625

Total Assets	$223,694,386	$190,758,473

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$123,152,384	$112,705,196
Accounts payable and accrued expenses	3,781,892	3,203,728
Due to related parties	864,597	680,398
Dividends payable	868,625	642,443

Total Liabilities	128,667,498	117,231,765

Special Partnership Units — 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 12,821,681 and 10,023,463 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	128,217	100,235
Additional paid-in capital	112,469,978	87,457,901
Accumulated deficit	(17,871,601)	(14,324,615)
Total stockholders’ equity	94,726,594	73,233,521
Noncontrolling interest - 100 common units of the Operating Partnership	586	610
Noncontrolling interests in consolidated joint ventures	298,708	291,577
Total Equity	95,025,888	73,525,708

TOTAL LIABILITIES AND EQUITY	$223,694,386	$190,758,473

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue
Room revenue	$9,286,370	$3,401,635
Other revenue	565,627	116,376
Total hotel revenue	9,851,997	3,518,011
Interest income from note receivable	154,851	157,571
Total revenue	10,006,848	3,675,582

Expenses
Hotel operating expenses	5,987,264	2,021,383
Property taxes, insurance and other	627,046	262,830
Depreciation and amortization	1,901,081	597,710
Property acquisition	376,440	448,616
Corporate general and administrative	755,298	198,837
Total expenses	9,647,129	3,529,376

Operating income	359,719	146,206

Interest expense and amortization of deferred loan costs	1,572,760	536,375

Loss before income tax expense	(1,213,041)	(390,169)
Income tax expense (benefit)	(6,600)	52,900

Net loss	(1,206,441)	(443,069)
Income attributable to noncontrolling interests in consolidated joint ventures	(19,252)	(19,299)

Loss attributable to noncontrolling interest in common operating partnership units	4	5
Net loss attributable to common stockholders	$(1,225,689)	$(462,363)

Per-share information – basic and diluted:
Net loss attributable to common shareholders	$(0.10)	$(0.12)
Dividends declared	$0.20	$0.20
Weighted average common shares outstanding	11,763,298	3,723,801

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2015

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital		Noncontrolling Interest in Operating Partnership		Noncontrolling Interest in Consolidated Joint Venture
	Number of Shares	Par value	Number of Shares	Par Value		Accumulated Deficit	Number of Units	Value		Total Equity

Balance at December 31, 2014	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$291,577	$73,525,708
Issuance of common stock and operating partnership units, net of offering costs	—	—	2,719,605	27,196	24,245,268	—	—	—	—	24,272,464
Issuance of common stock pursuant to dividend reinvestment plan	—	—	78,613	786	746,040	—	—	—	—	746,826
Stock/unit-based compensation	—	—	—	—	20,769	—	—	—	—	20,769
Net income (loss)	—	—	—	—	—	(1,225,689)	—	(4)	19,252	(1,206,441)
Dividends and distributions declared	—	—	—	—	—	(2,321,297)	—	(20)	(12,121)	(2,333,438)

Balance at March 31, 2015	—	$—	12,821,681	$128,217	$112,469,978	$(17,871,601)	100	$586	$298,708	$95,025,888

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(1,206,441)	$(443,069)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,901,081	597,710
Amortization of deferred loan costs	133,404	13,963
Stock-based compensation	20,769	20,898
Deferred income tax	(185,000)	—
Changes in operating assets and liabilities -
Restricted cash	759,015	379,787
Accounts receivable	(412,596)	(81,621)
Prepaid expenses and other assets	(366,653)	(295,684)
Due from related parties	—	(12,093)
Accounts payable and accrued expenses	578,164	133,633
Due to related parties	166,071	(455,808)
Net cash provided by (used in) operating activities	1,387,814	(142,284)

Cash flows from investing activities
Increase in restricted cash	(1,373,093)	(590,548)
Deposits	307,500	(311,570)
Repayments of mortgage note receivable	56,243	53,533
Improvements and additions to hotel properties	(1,509,312)	(758,607)
Acquisitions of hotel properties	(11,000,000)	(20,500,000)
Net cash used in investing activities	(13,518,662)	(22,107,192)

Cash flows from financing activities
Proceeds from issuance of common stock	27,196,047	8,783,004
Offering costs	(2,905,455)	(1,188,300)
Dividends paid	(1,348,309)	(482,368)
Proceeds from notes payable	17,500,000	13,250,000
Repayment of notes payable	(7,052,812)	(205,554)
Payments of deferred financing costs	(1,155,067)	(132,500)
Distributions to noncontrolling interest in joint venture	(12,121)	(12,121)
Net cash provided by financing activities	32,222,283	20,012,161

Net change in cash and cash equivalents	20,091,435	(2,237,315)
Cash and cash equivalents at beginning of period	23,844,072	5,324,315
Cash and cash equivalents at end of period	$43,935,507	$3,087,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,491,096	$478,759
Income taxes paid	$22,000	$7,564

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Increase in accrued offering costs due to related party	$18,128	$27,823
Issuance of common stock from dividend reinvestment plan	$746,826	$194,592
Dividends payable	$868,625	$276,348

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

As of March 31, 2015, the Company owned (1) eight hotel properties located in Texas, Tennessee, South Carolina, California and Pennsylvania comprising a total of 1,204 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey, and (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”). For more information on the Company’s portfolio, see Notes 3 and 4.

On April 15, 2009, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On October 12, 2012, the Company terminated its initial public offering and commenced a follow-on public offering (discussed below). The Company had accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $10,966,713.

On February 14, 2012, the Company commenced its follow-on public offering of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the follow-on offering. The Company accepted investors’ subscriptions for, and issued, 11,624,456 shares of its common stock in the follow-on offering, including 272,047 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,524,081. As of March 31, 2015, the Company had accepted subscriptions for, and issued, 12,750,709 shares of common stock in the Company’s initial public offering and follow-on offering, including 301,629 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,490,794. The Company continues to offer shares of common stock pursuant to the DRIP and intends to continue to do so until as late as October 12, 2015. As of March 31, 2015, 10,254,269 shares of common stock remained available for sale pursuant to the DRIP.

The Company intends to use substantially all of the remaining net proceeds from its follow-on offering to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

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

March 31, 2015

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

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of March 31, 2015 or December 31, 2014. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

The Company terminated its follow-on offering on February 20, 2015. As of March 31, 2015, total offering costs for the follow-on offering were $13,735,268. The Company directly incurred $11,375,281 of offering costs for the follow-on offering and $2,359,987 in offering costs reimbursable to Advisor for the follow-on offering. As of March 31, 2015, the Company had $203,963 payable to Advisor for offering costs related to the follow-on offering. As of March 31, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company was subject to normal federal and state corporation income taxes. The Company previously determined not to make an election to qualify as a REIT under the Internal Revenue Code because it had net operating losses for the years ended December 31, 2010 and 2009 and had fewer than 100 stockholders as of December 31, 2010 and 2009.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of March 31, 2015.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2011, 2012, 2013, 2014 and 2015 remaining subject to examination by various federal and state tax jurisdictions.

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future income amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

Our estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

We elected not to use the fair value option for cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued expenses. With the exception of our fixed-rate debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Concentration of Credit Risk

As of March 31, 2015, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its joint venture interest in the Hyatt Place Note. The failure of the borrower on the Hyatt Place Note to make payments of interest and principal when due, or any other event of default under the Hyatt Place Note, would have an adverse impact on the Company’s results of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2015 and 2014.

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

March 31, 2015

(unaudited)

Impairment of Note Receivable

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2015 or 2014.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred costs was $306,863 and $241,928 as of March 31, 2015 and 2014, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending December 31	Total	Loan Costs	Franchise Costs
2015	$388,717	$355,582	$33,135
2016	517,428	473,248	44,180
2017	429,078	384,898	44,180
2018	232,443	188,263	44,180
Thereafter	1,518,677	1,062,153	456,524
Total	$3,086,343	$2,464,144	$622,199

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for disclosing discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 was effective for us beginning January 1, 2015 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 31, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material effect on the Company’s financial position, results of operations or cash flows.

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2015:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,565,363

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,620,834

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,323,078

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	13,087,067

Silicon Valley Hotel (TownPlace Suites)	June 24, 2014	Newark, California	100%	10,000,000	127	4,979,959

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	31,821,937

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Totals				$154,522,000	1,204	$112,898,238

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(1)	Excludes closing costs.
(2)	As of March 31, 2015.
(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (“the Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel contributed their tenant-in-common (TIC) ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting class A membership interests of the Lyndhurst Joint Venture (the “Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Class A Interests.

Investments in hotel properties consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Land	$19,698,000	$17,573,000
Buildings and improvements	127,957,071	118,661,552
Furniture, fixtures and equipment	14,664,848	13,576,055
Total cost	162,319,919	149,810,607
Accumulated depreciation	(7,462,099)	(5,569,963)
Investment in hotel properties, net	$154,857,820	$144,240,644

First Quarter Acquisition

Great Valley Hotel

On March 27, 2015, Moody National 2020-Great Valley Holding, LLC, a wholly owned subsidiary of the OP (“Moody Great Valley Holding”), acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel, for an aggregate purchase price of $11,000,000, excluding acquisition costs. The Company financed the acquisition of the Great Valley Hotel with proceeds from its public offering and approximately $8,200,000 of indebtedness secured by the Great Valley Hotel. The purchase price of the Great Valley Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,125,000, $8,125,000, and $750,000, respectively. Acquisition costs of $358,830 were incurred and expensed in connection with the acquisition of the Great Valley Hotel. The Company has recognized approximately $33,040 in revenues and a $435,000 net loss, which includes acquisition costs, for the Great Valley Hotel for the three months ended March 31, 2015. In connection with the acquisition of the Great Valley Hotel, the Company formed a taxable REIT subsidiary (the “Great Valley Hotel TRS”). Upon the closing of the acquisition of the Great Valley Hotel, Moody National 2020-Great Valley MT, LLC, a wholly owned subsidiary of the Great Valley Hotel TRS (the “Great Valley Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Great Valley Master Tenant leases the Great Valley Hotel to the Great Valley Hotel TRS. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Great Valley Hotel pursuant to a Hotel Management Agreement with the Great Valley Master Tenant.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2015 and 2014 is presented as if the Company acquired the Grapevine Hotel, Silicon Valley Hotel, Lyndhurst Hotel, Austin Arboretum Hotel and Great Valley Hotel on January 1, 2014. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Grapevine Hotel, Silicon Valley Hotel, Lyndhurst Hotel, Austin Arboretum Hotel and Great Valley Hotel on January 1, 2014, nor does it purport to represent the Company’s future operations:

	Three months ended 31,
	2015	2014
Revenue	$10,841,558	$10,184,556
Net loss	(981,149)	(4,533,313)
Net loss attributable to common stockholders	(1,000,397)	(4,552,607)
Net loss per common share - basic and diluted	$(0. 09)	$(0. 67)

4. Notes Receivable

As of March 31, 2015 and December 31 2014, mortgage note receivable amounts were $12,003,689 and $12,059,932, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of March 31, 2015, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at March 31, 2015 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of March 31, 2015 and December 31, 2014 was $12,003,689 and $12,059,932, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2015, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2015 and December 31, 2014, the Company’s notes payable consisted of the following:

	Principal as of March 31, 2015	Principal as of December 31, 2014	Interest Rate at March 31, 2015	Maturity Date
Hyatt Place Note Acquisition Note	$10,254,146	$10,340,926	3.00%	May 5, 2018
Woodlands Hotel Loan	9,300,000	6,646,904	4.69%	April 11, 2025
Germantown Hotel Loan	7,565,363	7,599,577	4.30%	May 6, 2023
Charleston Hotel Loan	7,620,834	7,650,037	5.193%	August 1, 2023
Austin Hotel Loan	11,323,078	11,363,375	5.426%	January 6, 2024
Grapevine Hotel Loan	13,087,067	13,134,354	5.250%	April 6, 2024
Silicon Valley Hotel Loan	4,979,959	5,007,932	5.500%	July 6, 2022
Lyndhurst Hotel Loan	31,821,937	31,962,091	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	—	4.700%	April 11, 2025
Total	$123,152,384	$112,705,196

The notes payable are secured by hotel properties or the mortgage note receivable and are payable in monthly installments of principal and interest.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Maturities of notes payable as of March 31, 2015 are as follows:

Year ending December 31,
2015	$1,402,599
2016	1,999,043
2017	32,632,477
2018	10,765,815
Thereafter	76,352,450
Total	$123,152,384

The estimated fair value of the Company’s notes payable as of March 31, 2015 and December 31, 2014 was $122,000,000 and $114,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of March 31, 2015, the Company had issued 12,750,709 shares of common stock in the Company’s public offerings, including 301,629 shares issued pursuant to the DRIP. As of March 31, 2015, there were a total of 12,821,681 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 48,750 shares of restricted stock discussed in Note 8.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the three months ended March 31, 2015 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,309	$746,826	$2,095,135

First Quarter 2014	$482,368	$194,592	$676,960

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures at March 31, 2015 was $298,708, which represented ownership interests in the Lyndhurst Joint Venture and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,252 and $19,299 for the three months ended March 31, 2015 and 2014, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering and follow-on offering, received a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which could be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of March 31, 2015, the Company had paid Moody Securities $746,368 and $8,633,699 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $2,452,379 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets. The Company terminated its follow-on offering on February 20, 2015 and therefore will not pay selling commissions or dealer manager fees to Moody Securities on an ongoing basis.

Organization and Offering Costs

Advisor and its affiliates are reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2015, Advisor and its affiliates had incurred organization and offering expenses of $3,214,000 and $2,360,000 related to the Company’s initial and follow-on offerings, respectively.

As of March 31, 2015, total offering costs for the follow-on offering were $13,735,268. The Company directly incurred $11,375,281 of offering costs for the follow-on offering and $2,359,987 in offering costs were reimbursable to Advisor for the follow-on offering. As of March 31, 2015, the Company had $203,963 payable to Advisor for offering costs related to the follow-on offering. As of March 31, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the three months ended March 31, 2015, the Company paid Advisor an acquisition fee of $165,000 in connection with the acquisition of the Great Valley Hotel. For the three months ended March 31, 2014, the Company paid Advisor an acquisition fee of $307,500 in connection with the acquisition of the Grapevine Hotel. As of March 31, 2015, the Company had not paid any origination fees to Advisor.

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three months ended March 31, 2015, the Company paid $175,000 in debt financing fees to Advisor for financing incurred in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel. For the three months ended March 31, 2014, the Company paid $132,500 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2015 and 2014, the Company incurred asset management fees of $404,634 and $156,758, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of March 31, 2015, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property during 2012.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2015, total operating expenses of the Company were $2,113,054, which included $1,436,686 in operating expenses incurred directly by the Company and $676,368 incurred by Advisor on behalf of the Company. Of the $2,113,054 in total operating expenses incurred during the four fiscal quarters ended March 31, 2015, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $676,000 in operating expenses during the four fiscal quarters ended March 31, 2015. Additionally, Advisor has incurred $4,046,765 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended March 31, 2015. Subject to a future determination by the board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of March 31, 2015.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of its properties. For the three months ended March 31, 2015 and 2014, the Company paid the Property Manager property management fees of $293,885 and $105,540, respectively, and accounting fees of $60,000 and $30,000, respectively, pursuant to the terms of hotel management agreements which are included in hotel operating expenses in the accompanying consolidated statements of operations.

 Note Joint Venture

As discussed in Note 4, as of March 31, 2015, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Pursuant to the Lyndhurst Joint Venture Agreement, the OP will serve as the sole manager of the Lyndhurst Joint Venture and will manage the business and affairs of the Lyndhurst Joint Venture. Pursuant to the Lyndhurst Joint Venture Agreement, the contributing TIC members, as holders of the Class A Interests (“Class A Holders”), will have no voting or consent rights with respect to the management of the Lyndhurst Joint Venture except as specifically set forth in the Lyndhurst Joint Venture Agreement or as required by applicable law. Pursuant to the Lyndhurst Joint Venture Agreement, cash available for distribution to the members of the Lyndhurst Joint Venture, as determined by the OP in its discretion as the manager, will be distributed as follows: (1) first, 100% to the OP as the holder of the Class B Interests (the “Class B Holder”) until the Class B Holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Lyndhurst Joint Venture, (2) second, 100% to the Class B Holder until the Class B Holder has received a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (3) third, 100% to the Class A Holders until they have received a return of 100% of their unreturned capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (4) fourth, 60% to the Class B Holder and 40% to the Class A Holders (in accordance with each Class A Holder’s respective membership interests in the Lyndhurst Joint Venture).

Payment from Moody Securities

On March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. (“FINRA”) whereby Moody Securities, among other things, agreed to pay the Company $350,000 to be distributed pro rata to the Company’s stockholders in connection with Moody Securities failing to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with the Company’s initial public offering under FINRA rules.  The Company has no liability in this matter and the Company’s involvement in this matter is limited to distributing the $350,000 payment from Moody Securities to the Company’s stockholders.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted common stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares of common stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of March 31, 2015, there were 1,951,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months ended March 31, 2015 and 2014. As of March 31, 2015, a total of 48,750 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $20,769 and $20,898 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there were 3,750 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted on August 11, 2014. The remaining unrecognized compensation expense of $21,231 will be recognized during the second and third quarters of 2015.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2015 and year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2014	8,125	$10.00
Shares granted on August 11, 2014	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2014	5,625	10.00
Shares vested	(1,875)	10.00
Balance of non-vested shares as of March 31, 2015	3,750	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at March 31, 2015 and December 31, 2014, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Property improvement plan	$4,180,935	$2,404,527
Real estate taxes	543,282	812,410
Insurance	96,338	411,234
Hotel furniture and fixtures	991,663	1,394,978
Seasonality	190,053	365,044
Total restricted cash	$6,002,271	$5,388,193

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Franchise Agreements

As of March 31, 2015, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. For the three months ended March 31, 2015 and 2014, the Company incurred franchise fee expense of approximately $646,000 and $283,000, respectively, which is included in hotel operating expense in the accompanying consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than each TRS) for the three months ended March 31, 2015 and 2014 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRS’s had deferred tax assets of $772,000 and $587,000 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the Company had operating loss carry-forwards of $183,000 expiring in 2033 and 2034.

The income tax expense (benefit) for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three months ended March 31,
	2015	2014
Current expense	$178,400	$52,900
Deferred benefit	(185,000)	—
Total income tax expense (benefit)	$(6,600)	$52,900

Federal	$9,000	$52,000
State	(15,600)	900
Total income tax expense (benefit)	$(6,600)	$52,900

Income tax expense recognized is based on the taxable income of the Company’s TRS and not the taxable income of the Company.

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

	Three months ended March 31,
	2014	2013
Expected federal tax benefit at statutory rate	$(437,000)	$(140,000)
Tax impact of REIT election	446,000	192,500
Expected tax expense at TRS entities	9,000	52,000
State income tax expense (benefit), net of federal tax benefit	(15,600)	900
Income tax expense (benefit)	$(6,600)	$52,900

12. Subsequent Events

Distributions Declared

On March 31, 2015, the Company declared a distribution in the aggregate amount of $868,625, of which $545,318 was paid in cash on April 15, 2015 and $323,307 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On April 30, 2015, the Company declared a distribution in the aggregate amount of $844,706 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on May 15, 2015.

Potential Acquisitions

Embassy Suites Nashville

On April 24, 2015, the Company entered into a Purchase and Sale Agreement for the acquisition of a hotel property located in Nashville, Tennessee commonly known as the Embassy Suites Nashville Vanderbilt University (the “Embassy Suites Nashville”), from the current tenant-in-common owners and an affiliate of the Advisor for an aggregate purchase price of $66,300,000, excluding acquisition costs. The Company intends to finance the acquisition of the Embassy Suites Nashville with a portion of the remaining proceeds from its follow-on offering and financing secured by the Embassy Suites Nashville.

Hampton Inn Boston

On May 5, 2015, the Company entered into a Purchase and Sale Agreement for the acquisition of a hotel property located in Boston, Massachusetts commonly known as the Hampton Inn Boston Logan Airport (the “Hampton Inn Boston”), from third party for an aggregate purchase price of $57,000,000, excluding acquisition costs. The Company intends to finance the acquisition of the Hampton Inn Boston with a portion of the remaining proceeds from its follow-on offering and financing secured by the Hampton Inn Boston.

Residence Inn Austin

On May 11, 2015, the Company entered into an Agreement of Purchase and Sale for the acquisition of a hotel property located in Austin, Texas commonly known as the Residence Inn Austin (the “Residence Inn Austin”), from a third party for an aggregate purchase price of $25,500,000, excluding acquisition costs. The Company intends to finance the acquisition of the Residence Inn Austin with a portion of the remaining proceeds from its public offering and financing secured by the Residence Inn Austin.

Moody Project 149

On May 14, 2015, the Company entered into a Purchase and Sale Agreement for the acquisition of a 149-hotel portfolio of properties located throughout the U.S., commonly known as the Moody Project 149, from a third party for an aggregate purchase price of $1,725,000,000, excluding acquisition costs. The Company intends to finance the acquisition of the Moody Project 149 with a portion of the remaining proceeds from its public offering and financing secured by the Moody Project 149.

The acquisition of these hotels is subject to substantial conditions to closing, including: (1) the Company’s ability to obtain appropriate financing secured by the these hotels; and (2) the absence of material adverse changes to the hotels prior to their dates of acquisition. There is no assurance that the Company will close the acquisition of the Embassy Suites Nashville, the Hampton Inn Boston, the Residence Inn Austin or the Moody Project 149 on the terms described above or at all.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the remaining proceeds raised in our public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets;

•	adverse developments affecting our sponsor and its affiliates;

•	a decrease in the level of participation in our distribution reinvestment plan;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital; and

•	interest rates.

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

All forward-looking statements included in this report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. We have elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011.

As of March 31, 2015, our portfolio consisted of ten investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) the Silicon Valley Hotel, a 127-suite hotel property located in Newark, California, (7) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (8) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (9) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, and (10) a 74.5% joint venture interest in the Hyatt Place Note, a mortgage note secured by a hotel property located in Grapevine, Texas, commonly known as Hyatt Place hotel. For more information on our real estate portfolio, see Notes 3 and 4 to the consolidated financial statements included in this quarterly report.

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

On October 12, 2012, we commenced our follow-on public offering, or our “follow-on offering,” of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. We had accepted investors’ subscriptions for, and issued, 11,624,456 shares of our common stock in our follow-on offering, including 272,047 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,524,081. As of March 31, 2015, we had accepted subscriptions for, and issued, 12,750,709 shares of common stock in our initial public offering and follow-on offering, including 301,629 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,490,794. We continue to offer shares of common stock pursuant to the DRIP and intend to continue to do so until as late as October 12, 2015. As March 31, 2015, 10,254,269 shares of our common stock remained available for sale pursuant to the DRIP.

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

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the current year and that we have adequate resources to fund our cash needs until we reach sustainable profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in future offerings of securities, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on room rates for hotels. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Market Outlook

The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory of properties nationwide. The constraints on available credit resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment continues to improve, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

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

Net Cash Provided by (Used in) Operating Activities

As of March 31, 2015, we owned nine hotel properties. Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 was $1,387,814 and $(142,284), respectively. The increase in cash provided by operating activities for the three months ended March 31, 2015 was primarily due to an increase in accounts payable and accrued expenses and a decrease in restricted cash related to operating activities.

Net Cash Used In Investing Activities

Our cash used in investing activities varied based on how quickly we raised funds in our public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $13,518,662 and $22,107,192, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2015 was primarily due to the decrease in acquisitions of hotel properties to $11,000,000 for the three months ended March 31, 2015 from $20,500,000 for the three months ended March 31, 2014.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our public offering and newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $32,222,283 and $20,012,161, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2015, was primarily due to an increase in gross offering proceeds to $27,196,047 for the three months ended March 31, 2015 from $8,783,004 for the three months ended March 31, 2014.

Cash and Cash Equivalents

As of March 31, 2015, we had cash on hand of $43,935,507.

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

As of March 31, 2015, our outstanding indebtedness totaled $123,152,384. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2015 and 2014, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2015:

		Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter

Long-term debt obligations(1)	$123,152,384	$1,402,599	$34,631,520	$12,338,623	$74,779,642
Interest payments on outstanding debt obligations(2)	39,586,671	4,670,170	11,734,183	7,702,876	15,479,442
Total	$162,739,055	$6,072,769	$46,365,703	$20,041,499	$90,259,084

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2015.

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

As of March 31, 2015, total offering costs for our follow-on offering were $13,735,268. We directly incurred $11,375,281 of offering costs for our follow-on offering and $2,359,987 in offering costs reimbursable to our advisor for our follow-on offering. As of March 31, 2015, we had $203,963 payable to our advisor for offering costs related to our follow-on offering. As of March 31, 2015, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2015, our total operating expenses were $2,113,054, which included $1,436,686 in operating expenses incurred directly by us and $676,368 incurred by our advisor on our behalf. Of the $2,113,054 in total operating expenses incurred during the four fiscal quarters ended March 31, 2015, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $676,000 in operating expenses during the four fiscal quarters ended March 31, 2015. Additionally, our advisor has incurred $4,046,765 in operating expenses on our behalf prior to the four fiscal quarters ended March 31, 2015. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of March 31, 2015.

Results of Operations

As of March 31, 2014, we owned five hotel properties and a joint venture interest in the Hyatt Place note. As of March 31, 2015, we owned nine hotel properties and a joint venture interest in the Hyatt Place note. Because we acquired four hotel properties since March 31, 2014, our results of operations for the three months ended March 31, 2015 are not directly comparable to those for the three months ended March 31, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014

Revenue

Total revenue increased to $10,006,848 for the three months ended March 31, 2015 from $3,675,582 for the three months ended March 31, 2014. Total hotel revenue increased to $9,851,997 for the quarter ended March 31, 2015 from $3,518,011 the quarter ended March 31, 2014. The increase in hotel revenue was primarily due to the fact that we owned nine hotel properties at March 31, 2015 compared to five hotel properties at March 31, 2014. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $154,851 for the quarter ended March 31, 2015 from $157,571 for the quarter ended March 31, 2014. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Great Valley hotel for the entire reporting period.

A comparison of hotel revenues for those hotels owned continuously for the three months ended March 31, 2015 and 2014 follows:

	Three months ended March 31,
	2015	2014	Increase
Woodlands Hotel	$1,053,272	$881,271	$172,001
Germantown Hotel	884,596	848,654	35,942
Charleston Hotel	774,245	711,108	63,137
Austin Hotel	1,299,981	1,058,846	241,135
Totals	$4,012,094	$3,499,879	$512,215

Hotel Operating Expenses

Hotel operating expenses increased to $5,987,264 for the three months ended March 31, 2015 from $2,021,383 for the three months ended March 31, 2014. The increase in hotel operating expenses was primarily due to the fact that we owned nine hotel properties at March 31, 2015 compared to five hotel properties at March 31, 2014.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $627,046 for the three months ended March 31, 2015 from $262,830 for the three months ended March 31, 2014. This increase was due to the fact that we owned nine hotel properties at March 31, 2015 compared to five hotel properties at March 31, 2014.

Depreciation and Amortization

Depreciation expense increased to $1,901,081 for the three months ended March 31, 2015 from $597,710 for the three months ended March 31, 2014. The increase in depreciation and amortization expense was primarily due to the fact that we owned nine hotel properties at March 31, 2015 compared to five hotel properties at March 31, 2014.

Property Acquisition Expenses

Property acquisition expenses decreased to $376,440 for the three months ended March 31, 2015 from $448,616 for the three months ended March 31, 2014. The decrease was due to the fact that the acquisition of the one property acquired during the first quarter of 2015 was smaller than the acquisition of the one property acquired during the first quarter 2014.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $755,298 for the three months ended March 31, 2015 from $198,837 for the three months ended March 31, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the three months ended March 31, 2015 from the three months ended March 31, 2014 because we owned more hotel properties. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense increased to $1,572,760 for the three months ended March 31, 2015 from $536,375 for the three months ended March 31, 2014. This increase in interest expense was due to the fact that we incurred additional indebtedness related to four hotel property acquisitions since March 31, 2014. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing source to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2015 was $(6,600) compared to $52,900 for the three months ended March 31, 2014.

Net Income

We had a net loss of $1,206,441 for the three months ended March 31, 2015 compared to net loss of $443,069 for the three months ended March 31, 2014. Excluding income attributable to a noncontrolling interests in consolidated joint ventures of $19,252 and $19,299 and loss attributable to a noncontrolling interest in common operating partnership units of $4 and $5, net loss attributable to us was $1,225,689 and $462,363 for the three months ended March 31, 2015 and 2014, respectively.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use its judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015. There have been no significant changes to our policies during 2015.

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Inflation

As of March 31, 2015, our investments consisted of ownership interests in nine hotel properties and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month; and (3) are calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the three months ended March 31, 2015 and 2014:

	Distributions Paid (1)

Period	Cash	DRIP (2)	Total

First Quarter 2015	$1,348,309	$746,826	$2,095,135

First Quarter 2014	$482,368	$194,592	$676,960

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $2,095,135 in aggregate distributions in the first quarter of 2015 which was comprised of $1,348,309 in cash distributions and $746,826 in shares issued pursuant to the DRIP. We paid $676,960 in aggregate distributions for the first quarter of 2014, which was comprised of $482,368 in cash distributions and $194,592 shares issued pursuant to our distribution reinvestment plan. For the three months ended March 31, 2015 and 2014, we had cash provided by (used in) operating activities of $1,387,814 and $(142,284), respectively. Approximately 66% of distributions paid during the first quarter of 2015 were paid from cash provided by operating activities and approximately 34% were paid from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2015 and 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended March 31,
	2015	2014
Net Loss	$(1,206,441)	$(443,069)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	1,901,081	597,710
Adjustments for noncontrolling interests	(19,251)	(19,299)
Funds from Operations	675,389	135,342
Adjustments:
Stock/unit-based compensation	20,769	20,898
Amortization of deferred loan costs	133,404	13,963
Property acquisition expense	376,440	448,616
Adjustments for noncontrolling interests	(678)	(678)
Modified Funds from Operations	$1,205,324	$618,141

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On March 31, 2015, we declared a distribution in the aggregate amount of $868,625, of which $545,318 was paid in cash on April 15, 2015 and $323,307 was paid pursuant to our DRIP in the form of additional shares of our common stock. On April 30, 2015, we declared a distribution in the aggregate amount of $844,706, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on May 15, 2015.

Potential Property Acquisitions

Embassy Suites Nashville

On April 24, 2015, we entered into an Agreement of Purchase and Sale for the acquisition of a hotel property located in Nashville, Tennessee, commonly known as the Embassy Suites Nashville Vanderbilt University, or the Embassy Suites Nashville, from the current tenant-in-common owners and an affiliate of our advisor for an aggregate purchase price of $66,300,000, excluding acquisition costs. We intend to finance the acquisition of the Embassy Suites Nashville with a portion of the remaining proceeds from our public offering and financing secured by the Embassy Suites Nashville.

Hampton Inn Boston

On May 27, 2015, we entered into a Purchase and Sale Agreement for the acquisition of a hotel property located in Boston, Massachusetts, commonly known as the Hampton Inn Boston Logan Airport, or the Hampton Inn Boston, from a third party for an aggregate purchase price of $57,000,000, excluding acquisition costs. We intend to finance the acquisition of the Hampton Inn Boston with a portion of the remaining proceeds from our public offering and financing secured by the Hampton Inn Boston.

Residence Inn Austin

On May 11, 2015, we entered into an Agreement of Purchase and Sale for the acquisition of a hotel property located in Austin, Texas commonly known as the Residence Inn Austin (the “Residence Inn Austin”), from a third party for an aggregate purchase price of $25,500,000, excluding acquisition costs. We intend to finance the acquisition of the Residence Inn Austin with a portion of the remaining proceeds from our public offering and financing secured by the Residence Inn Austin.

Moody Project 149

On May 14, 2015, we entered into a Purchase and Sale Agreement for the acquisition of a 149-hotel portfolio located throughout the U.S. commonly known as the Moody Project 149, from a third party for an aggregate purchase price of $1,725,000,000, excluding acquisition costs. We intend to finance the acquisition of the Moody Project 149 with a portion of the remaining proceeds from our public offering and financing secured by the Moody Project 149.

The acquisition of these hotels is subject to substantial conditions to closing, including: (1) our ability to obtain appropriate financing secured by these hotels; and (2) the absence of material adverse changes to the hotels prior to their dates of acquisition. There is no assurance that we will close the acquisition of the Embassy Suites Nashville, the Hampton Inn Boston, the Residence Inn Austin or the Moody Project 149 on the terms described above or at all.

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

As of March 31, 2015, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The fair value of our debt was approximately $122,000,000 as of March 31, 2015. All of our debt has a fixed interest rate and the rates approximate market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of March 31, 2015, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts in the quarters ended March 31, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, we did not repurchase any of our securities.

During the three months ended March 31, 2015, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock, was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share. We terminated our follow-on public offering effective February 20, 2015.

We accepted subscriptions for, and issued, 11,624,456 shares of our common stock in our follow-on offering, including 272,047 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our follow-on offering of $113,524,081.

We incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,086,078	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,649,190	Actual
Total expenses	$13,735,268

The net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $99,788,812, excluding $2,584,451 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of March 31, 2015, we had used $38,447,507 of the net proceeds from our follow-on offering to acquire the Germantown hotel; $4,000,000 to acquire the Charleston hotel; $3,850,000 to acquire the Austin hotel; $7,250,000 to acquire the Grapevine hotel; $4,939,507 to acquire the Silicon Valley Hotel; $5,358,000 to acquire the joint venture interest in the Lyndhurst Hotel; $10,250,000 to acquire the Austin Arboretum Hotel; and $2,800,000 to acquire the Great Valley Hotel. For more information regarding how we used our net offering proceeds through March 31, 2015, see our financial statements included in this quarterly report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to prospectus included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated by reference herein)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521)

10.2	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein (incorporated by reference to Exhibit 10.116 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: May 15, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to prospectus included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated by reference herein)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521)

10.2	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein(incorporated by reference to Exhibit 10.116 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002