Form 10-Q
period 2015-06-30
Moody National REIT I, Inc.
filed 2015-08-14
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐   No  ☒

As of August 6, 2015, there were 12,948,250 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investment in hotel properties, net	$220,366,826	$144,240,644
Cash and cash equivalents	8,706,861	23,844,072
Restricted cash	9,029,082	5,388,193
Accounts receivable, net of allowance of $23,000 and $21,000, at June 30, 2015 and December 31, 2014, respectively	1,195,568	747,658
Mortgage note receivable	11,950,133	12,059,932
Prepaid expenses and other assets	1,600,262	731,849
Earnest money and deposits	14,922,250	1,672,500
Deferred costs, net of accumulated amortization of $437,689 and $241,928, at June 30, 2015 and December 31, 2014, respectively	3,624,123	2,073,625

Total Assets	$271,395,105	$190,758,473

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$165,765,152	$112,705,196
Accounts payable and accrued expenses	5,240,424	3,203,728
Due to related parties	599,964	680,398
Dividends payable	848,438	642,443

Total Liabilities	172,453,978	117,231,765

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 12,917,709 and 10,023,463 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	129,177	100,235
Additional paid-in capital	113,134,467	87,457,901
Accumulated deficit	(21,892,289)	(14,324,615)
Total stockholders’ equity	91,371,355	73,233,521
Noncontrolling interest in Operating Partnership	7,262,744	610
Noncontrolling interest in consolidated joint ventures	306,028	291,577

Total Equity	98,940,127	73,525,708

TOTAL LIABILITIES AND EQUITY	$271,395,105	$190,758,473

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue
Room revenue	$11,764,061	$5,278,099	$21,050,431	$8,679,734
Other hotel revenue	616,808	259,251	1,182,435	375,627
Total hotel revenue	12,380,869	5,537,350	22,232,866	9,055,361
Interest income from note receivable	155,839	158,898	310,690	316,469
Total revenue	12,536,708	5,696,248	22,543,556	9,371,830

Expenses
Hotel operating expenses	7,256,424	3,337,185	13,243,688	5,358,568
Property taxes, insurance and other	712,443	322,679	1,339,489	585,509
Depreciation and amortization	2,018,303	765,329	3,919,384	1,363,039
Property acquisition	1,398,334	303,276	1,774,774	751,892
Corporate general and administrative	700,264	445,974	1,455,562	644,811
Total expenses	12,085,768	5,174,443	21,732,897	8,703,819

Operating income	450,940	521,805	810,659	668,011

Interest expense and amortization of deferred loan costs	1,751,872	722,659	3,324,632	1,259,034

Loss before income tax expense	(1,300,932)	(200,854)	(2,513,973)	(591,023)
Income tax expense	138,600	93,000	132,000	145,900

Net loss	(1,439,532)	(293,854)	(2,645,973)	(736,923)
Income attributable to noncontrolling interest in consolidated joint ventures	(19,441)	(19,438)	(38,693)	(38,737)

Loss (income) attributable to noncontrolling interest in operating partnership	6,019	(3)	6,023	2
Net loss attributable to common shareholders	$(1,452,954)	$(313,295)	$(2,678,643)	$(775,658)
Per-share information – basic and diluted:
Net loss attributable to common shareholders	$(0.11)	$(0.06)	$(0.22)	$(0.18)
Dividends declared	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding	12,872,082	4,824,021	12,320,753	4,276,950

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2015

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity

Balance at December 31, 2014	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$291,577	$73,525,708
Issuance of common stock, net of offering costs	—	—	2,737,848	27,378	24,158,732	—	—	—	—	24,186,110
Issuance of operating partnership units	—	—	—	—	—	—	726,820	7,268,197		7,268,197
Redemption of common stock	—	—	(23,694)	(237)	(233,010)	—	—	—	—	(233,247)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	180,092	1,801	1,709,075	—	—	—	—	1,710,876
Stock/unit-based compensation	—	—	—	—	41,769	—	—	—	—	41,769
Net income (loss)	—	—	—	—	—	(2,678,643)	—	(6,023)	38,693	(2,645,973)
Dividends and distributions declared	—	—	—	—	—	(4,889,031)	—	(40)	(24,242)	(4,913,313)

Balance at June 30, 2015	—	$—	12,917,709	$129,177	$113,134,467	$(21,892,289)	726,920	$7,262,744	$306,028	$98,940,127

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(2,645,973)	$(736,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,919,384	1,363,039
Amortization of deferred loan costs	253,185	31,674
Stock-based compensation	41,769	42,028
Deferred income tax	(229,000)	—
Changes in operating assets and liabilities
Restricted cash	4,190	(15,178)
Accounts receivable	(447,910)	(370,327)
Prepaid expenses and other assets	(639,413)	(243,443)
Accounts payable and accrued expenses	2,036,696	806,171
Due to related parties	43,202	(29,063)
Net cash provided by operating activities	2,336,130	847,978
Cash flows from investing activities
Increase in restricted cash	(3,645,079)	(1,904,614)
Earnest money and deposits	(13,249,750)	—
Repayment of mortgage note receivable	109,799	104,283
Improvements and additions to hotel properties	(2,725,576)	(1,826,211)
Acquisitions of hotel properties	(70,031,803)	(25,439,507)
Net cash used in investing activities	(89,542,409)	(29,066,049)
Cash flows from financing activities
Proceeds from issuance of common stock	27,374,787	23,462,936
Redemptions of common stock	(233,247)	(112,698)
Offering costs paid	(3,312,313)	(3,025,834)
Dividends paid	(2,972,200)	(1,112,477)
Proceeds of notes payable	60,500,000	13,250,000
Repayments of notes payable	(7,440,044)	(442,628)
Payments of deferred costs	(1,823,673)	(328,605)
Distributions to noncontrolling interest in joint venture	(24,242)	(248,280)
Net cash provided by financing activities	72,069,068	31,442,414

Net change in cash and cash equivalents	(15,137,211)	3,224,343
Cash and cash equivalents at beginning of period	23,844,072	5,324,315
Cash and cash equivalents at end of period	$8,706,861	$8,548,658
Supplemental Cash Flow Information
Interest paid	$3,120,060	$1,134,782
Income taxes paid	$92,434	$16,003
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Decrease in accrued offering costs due to related party	$(123,636)	$(79,286)
Contributions from noncontrolling interests in operating partnership	$7,268,197	$—
Assumption of note payable in connection with acquisition of hotel property	$—	$5,060,493
Issuance of common stock from dividend reinvestment plan	$1,710,876	$452,297
Dividends payable	$848,438	$351,117

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

1. Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and elected to qualify as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2011. The Company was organized to acquire a diverse portfolio of real properties, primarily in the hospitality sector, as well as other commercial properties, real estate securities and debt-related investments. As discussed in Note 6, the Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31.

As of June 30, 2015, the Company owned (1) nine hotel properties located in Texas, Tennessee, South Carolina, California and Pennsylvania comprising a total of 1,185 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey, and (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”). For more information on the Company’s portfolio, see Notes 3 and 4.

On April 15, 2009, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). On October 12, 2012, the Company terminated its initial public offering and commenced a follow-on public offering (discussed below). The Company accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its initial public offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $10,966,713.

On October 12, 2012, the Company commenced its follow-on public offering of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the follow-on offering. As of June 30, 2015, the Company had accepted investors’ subscriptions for, and issued, 11,720,484 shares of its common stock in the follow-on offering, including 373,526 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,469,574. The Company continues to offer shares of common stock pursuant to the DRIP and intends to continue to do so until as late as October 12, 2015. As of June 30, 2015, the Company had accepted subscriptions for, and issued, 12,846,737 shares of common stock in the Company’s initial public offering and follow-on public offering, including 403,108 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,436,287. As of June 30, 2015, 10,152,790 shares of common stock remained available for sale pursuant to the DRIP.

The Company intends to use substantially all of the remaining net proceeds from its follow-on public offering and the proceeds from any other offering of the Company’s securities that it may conduct in the future to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

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

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of June 30, 2015 or December 31, 2014. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015.

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

The Company terminated its follow-on offering on February 20, 2015. As of June 30, 2015, total offering costs for the follow-on offering were $14,000,360, comprised of $11,388,175 of offering costs for the follow-on offering incurred directly by the Company and $2,612,185 in offering costs incurred by and reimbursable to Advisor for the follow-on offering. As of June 30, 2015, the Company had $62,199 payable to Advisor for reimbursable offering costs related to the follow-on offering. As of June 30, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

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

The Company has reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of June 30, 2015.

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

The Company elected not to use the fair value option for cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Concentration of Credit Risk

As of June 30, 2015, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives
Buildings and improvements	39-40	years
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2015 and 2014.

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

Restricted Cash

Restricted cash includes reserves for debt service, property taxes and insurance, as well as reserves for property improvements and replacement of furniture, fixtures, and equipment, as required by certain management or mortgage debt agreement restrictions and provisions.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or six months ended June 30, 2015 or 2014.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Earnest Money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred costs was $437,689 and $241,928 as of June 30, 2015 and December 31, 2014, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending December 31	Total	Loan Costs	Franchise Costs
2015	$290,005	$263,865	$26,140
2016	576,540	524,860	51,680
2017	488,049	436,369	51,680
2018	291,414	239,734	51,680
Thereafter	1,978,115	1,398,141	579,974
Total	$3,624,123	$2,862,969	$761,154

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock, totaling 1,875 shares as of both June 30, 2015 and 2014 held by the Company’s independent directors are not included in the calculation of loss per share as the effect would have been anti-dilutive. Restricted stock that has fully vested was included in basic earnings per share because such restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported loss attributable to common stockholders and comprehensive loss.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for disclosing discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 was effective for us beginning January 1, 2015 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2015:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)		Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000		91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000		127	7,532,579

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000		113	7,592,353

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000		123	11,285,628

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000		133	13,042,954

Silicon Valley Hotel (TownPlace Suites)	June 24, 2014	Newark, California	100%	10,000,000		127	4,953,111

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000		227	31,690,097

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000		138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000		125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	(4)	208	43,000,000

Totals				$220,822,000		1,412	$155,596,722

___________

(1)	Excludes closing costs.

(2)	As of June 30, 2015.

(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel contributed their tenant-in-common (TIC) ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting class A membership interests of the Lyndhurst Joint Venture (the “Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Class A Interests.

(4)	We paid an aggregate cash purchase of approximately $39.1 million to the sellers in connection with the acquisition of the Nashville Hotel. In addition, eleven of the current tenant-in-common owners of the Nashville Hotel (“TIC Owners”) also received a total of approximately 726,820 common partnership units (“OP Units”) in our operating partnership, with an aggregate value of approximately $7.27 million (based on a per OP Unit price of $10.00). The 726,820 OP Units issued to the TIC Owners represent approximately 5.3% of the total issued and outstanding OP Units of our operating partnership.

Investments in hotel properties consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land	$26,798,000	$17,573,000
Buildings and improvements	185,948,374	118,661,552
Furniture, fixtures and equipment	17,089,809	13,576,055
Total cost	229,836,183	149,810,607
Accumulated depreciation	(9,469,357)	(5,569,963)
Investment in hotel properties, net	$220,366,826	$144,240,644

First Quarter Acquisition

Great Valley Hotel

On March 27, 2015, Moody National 2020-Great Valley Holding, LLC, a wholly owned subsidiary of the OP (“Moody Great Valley Holding”), acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel, for an aggregate purchase price of $11,000,000, excluding acquisition costs. The Company financed the acquisition of the Great Valley Hotel with proceeds from its public offering and $8,200,000 of indebtedness secured by the Great Valley Hotel. The purchase price of the Great Valley Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,125,000, $8,125,000, and $750,000, respectively. Acquisition costs of $358,830 were expensed when incurred in connection with the acquisition of the Great Valley Hotel. The Company has recognized approximately $1,041,000 in revenues and a $248,000 net loss, which includes acquisition costs, for the Great Valley Hotel for the six months ended June 30, 2015. In connection with the acquisition of the Great Valley Hotel, the Company formed a taxable REIT subsidiary (the “Great Valley Hotel TRS”). Upon the closing of the acquisition of the Great Valley Hotel, Moody National 2020-Great Valley MT, LLC, a wholly owned subsidiary of the Great Valley Hotel TRS (the “Great Valley Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Great Valley Master Tenant leases the Great Valley Hotel to the Great Valley Hotel TRS. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Great Valley Hotel pursuant to a Hotel Management Agreement with the Great Valley Master Tenant.

Second Quarter Acquisition

Nashville Hotel

On June 16, 2015, Moody National Broadway-Nashville Holding, LLC, a wholly owned subsidiary of the OP (“Moody Nashville Holding”), acquired fee simple title to the Nashville Hotel from the current tenant-in-common owners of the Nashville Hotel, for an aggregate purchase price of $66,300,000, excluding acquisition costs. The Company financed the acquisition of the Nashville Hotel with a portion of the remaining proceeds from its public offering and $43,000,000 of indebtedness secured by the Nashville Hotel. The purchase price of the Nashville Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $7,100,000, $57,550,000, and $1,650,000, respectively. Acquisition costs of $1,398,334 were expensed when incurred in connection with the acquisition of the Nashville Hotel. The Company has recognized approximately $529,000 in revenues and a $1,340,000 net loss, which includes acquisition costs, for the Nashville Hotel for the six months ended June 30, 2015. In connection with the acquisition of the Nashville Hotel, the Company formed a taxable REIT subsidiary (the “Nashville Hotel TRS”). Upon the closing of the acquisition of the Nashville Hotel, Moody National 2020-Nashville MT, LLC, a wholly owned subsidiary of the Nashville Hotel TRS (the “Nashville Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Nashville Master Tenant leases the Nashville Hotel to the Nashville Hotel TRS. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Nashville Hotel pursuant to a Hotel Management Agreement with the Nashville Master Tenant.

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2015 and 2014 is presented as if the Company acquired the Grapevine Hotel, Silicon Valley Hotel, Lyndhurst Hotel, Austin Arboretum Hotel, Great Valley Hotel and Nashville Hotel on January 1, 2014. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Grapevine Hotel, Silicon Valley Hotel, Lyndhurst Hotel, Austin Arboretum Hotel, Great Valley Hotel and Nashville Hotel on January 1, 2014, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$15,060,071	$13,912,109	$28,843,450	$27,084,858
Net income (loss)	263,835	339,697	(114,181)	(5,760,811)
Net income (loss) attributable to common shareholders	250,413	320,256	(146,851)	(5,799,546)
Net income (loss) per common share - basic and diluted	$0.02	$0.04	$(0.01)	$(0.65)

4. Notes Receivable

As of June 30, 2015 and December 31 2014, mortgage note receivable amounts were $11,950,133 and $12,059,932, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of June 30, 2015, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the U.S. (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note will accrue interest at a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Prime Rate at June 30, 2015 was 3.25%. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of June 30, 2015 and December 31, 2014 was $11,950,133 and $12,059,932, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5. Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2015, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following:

	Principal as of June 30, 2015	Principal as of December 31, 2014	Interest Rate at June 30, 2015	Maturity Date
Hyatt Place Acquisition Note	$10,168,430	$10,340,926	3.000%	May 5, 2018
Woodlands Hotel Loan	9,300,000	6,646,904	4.690%	April 11, 2025
Germantown Hotel Loan	7,532,579	7,599,577	4.300%	May 6, 2023
Charleston Hotel Loan	7,592,353	7,650,037	5.193%	August 1, 2023
Austin Hotel Loan	11,285,628	11,363,375	5.426%	January 6, 2024
Grapevine Hotel Loan	13,042,954	13,134,354	5.250%	April 6, 2024
Silicon Valley Hotel Loan	4,953,111	5,007,932	5.500%	July 6, 2022
Lyndhurst Hotel Loan	31,690,097	31,962,091	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	—	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	—	4.2123%	July 11, 2025
Total	$165,765,152	$112,705,196

The notes payable are secured by hotel properties or the mortgage note receivable and are payable in monthly installments of principal and interest.

Maturities of notes payable as of June 30, 2015 are as follows:

Year ending December 31,
2015	$798,367
2016	1,660,353
2017	32,791,987
2018	11,379,809
Thereafter	119,134,636
Total	$165,765,152

The estimated fair value of the Company’s notes payable as of June 30, 2015 and December 31, 2014 was $165,000,000 and $114,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of June 30, 2015, the Company had issued 12,846,737 shares of common stock in the Company’s public offerings, including 403,108 shares issued pursuant to the DRIP. As of June 30, 2015, there were a total of 12,917,709 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 48,750 shares of restricted stock discussed in Note 8.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the six months ended June 30, 2015 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,309	$746,826	$2,095,135
Second Quarter 2015	1,623,891	964,050	2,587,941
Total	$2,972,200	$1,710,876	$4,683,076

First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Total	$1,112,477	$452,297	$1,564,774

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at June 30, 2015 was $306,028, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,441 and $19,438 for the three months ended June 30, 2015 and 2014, respectively, and was $38,693 and $38,737 for the six months ended June 30, 2015 and 2014, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offerings and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering and follow-on offering, received a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which could be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. The Company terminated the offer and sale of shares of common stock to the public in the Company’s follow-on offering on February 20, 2015 and therefore will not pay selling commissions or dealer manager fees to Moody Securities on an ongoing basis. As of June 30, 2015, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates are reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2015, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 and $2,612,000 related to the Company’s initial public offering and its and follow-on public offerings, respectively.

As of June 30, 2015, total offering costs for the follow-on offering were $14,000,360, comprised of $11,388,175 of offering costs directly incurred by the Company and $2,612,185 in offering costs incurred by and reimbursable to Advisor. As of June 30, 2015, the Company had $62,199 payable to Advisor for reimbursable offering costs related to the follow-on offering. As of June 30, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the six months ended June 30, 2015, the Company paid Advisor acquisition fees of $1,159,500 in connection with the acquisition of the Great Valley Hotel and the Nashville Hotel. For the six months ended June 30, 2014, the Company paid Advisor acquisition fees of $478,500 in connection with the acquisition of the Grapevine Hotel and the Silicon Valley Hotel. Acquisition fees are recorded as property acquisition expenses in the Company’s consolidated statements of operations. As of June 30, 2015, the Company had not paid any origination fees to Advisor.

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the six months ended June 30, 2015, the Company paid $605,000 in debt financing fees to Advisor for financing incurred in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel and the Nashville Hotel. For the six months ended June 30, 2014, the Company paid $183,100 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel and the Silicon Valley Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended June 30, 2015 and 2014, the Company incurred asset management fees of $435,765 and $210,133, respectively, and for the six months ended June 30, 2015 and 2014, the Company incurred asset management fees of $840,399 and $366,891, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. As of June 30, 2015, the Company had not paid any disposition fees to Advisor because Advisor waived the disposition fee in connection with the sale of the Residence Inn Property during 2012.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2015, total operating expenses of the Company were $2,411,485, which included $1,698,171 in operating expenses incurred directly by the Company and $713,314 incurred by Advisor on behalf of the Company. Of the $2,411,485 in total operating expenses incurred during the four fiscal quarters ended June 30, 2015, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $713,000 in operating expenses during the four fiscal quarters ended June 30, 2015. Additionally, Advisor has incurred $4,211,291 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended June 30, 2015. Subject to a future determination by the board of directors, a portion of this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of June 30, 2015.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended June 30, 2015 and 2014, the Company paid the Property Manager property management fees of $374,571 and $166,114, respectively, and accounting fees of $67,500 and $37,500. For the six months ended June 30, 2015 and 2014, the Company paid the Property Manager property management fees of $668,456 and $271,654, respectively, and accounting fees of $127,500 and $67,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Joint Venture

As discussed in Note 4, as of June 30, 2015, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Payment from Moody Securities

On March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. (“FINRA”) whereby Moody Securities, among other things, agreed to pay the Company $350,000 to be distributed pro rata to the Company’s stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with the Company’s initial public offering under FINRA rules. Moody Securities made a payment of $350,000 to the Company on July 22, 2015, and on July 28, 2015 the Company made a special cash distribution of $350,000 to the Company’s stockholders of record as of July 22, 2015.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors receives 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of June 30, 2015, there were 1,951,250 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, a total of 48,750 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $21,000 and $21,130 for the three months ended June 30, 2015 and 2014, respectively, and $41,769 and $42,028 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there were 1,875 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 11, 2014. The remaining unrecognized compensation expense of $231 will be recognized during the third quarter of 2015.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2015 and year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2014	5,625	$10.00
Shares granted on August 11, 2014	7,500	10.00
Shares vested	(7,500)	10.00

Balance of non-vested shares as of December 31, 2014	5,625	10.00
Shares vested	(3,750)	10.00
Balance of non-vested shares as of June 30, 2015	1,875	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2015, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Property improvement plan	$5,970,529	$2,404,527
Real estate taxes	1,106,757	812,410
Insurance	187,685	411,234
Hotel furniture and fixtures	1,474,055	1,394,978
Seasonality	290,056	365,044
Total restricted cash	$9,029,082	$5,388,193

Franchise Agreements

As of June 30, 2015, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,093,000 and $427,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,738,000 and $710,000 for the six months ended June 30, 2015 and 2014, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

11. Income Taxes

The Company has formed taxable REIT subsidiaries (each a “TRS”) that are C-Corporations for federal income tax purposes and uses the asset and liability method of accounting for income taxes. Tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than each TRS) for the three and six months ended June 30, 2015 and 2014 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRS’s had deferred tax assets of $816,000 and $587,000 as of June 30, 2015 and December 31, 2014 related to net operating loss carry forwards.

As of June 30, 2015, the Company had operating loss carry-forwards of $183,000 expiring in 2033 and 2034.

The income tax expense (benefit) for the three months and six months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Current expense	$182,600	$93,000	$361,000	$145,900
Deferred benefit	(44,000)	—	(229,000)	—
Total expense, net	$138,600	$93,000	$132,000	$145,900

Federal	$141,000	$84,300	$150,000	$136,300
State	(2,400)	8,700	(18,000)	9,600
Total tax expense	$138,600	$93,000	$132,000	$145,900

Income tax expense recognized is based on the taxable income of the Company’s TRS and not the taxable income of the Company.

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected federal tax benefit at statutory rate	$(468,000)	$(72,000)	$(905,000)	$(213,000)
Tax impact of REIT election	609,000	156,300	1,055,000	349,300
Expected tax expense at TRS entities	141,000	84,300	150,000	136,300
State income tax expense (benefit), net of federal tax benefit	(2,400)	8,700	(18,000)	9,600
Income tax expense	$138,600	$93,000	$132,000	$145,900

12. Subsequent Events

Distributions Declared

On June 30, 2015, the Company declared a distribution in the aggregate amount of $848,438, of which $531,692 was paid in cash on July 15, 2015 and $316,746 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On July 31, 2015, the Company declared a distribution in the aggregate amount of $878,744 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on August 15, 2015.

Payment from Moody Securities

On March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. (“FINRA”) whereby Moody Securities, among other things, agreed to pay the Company $350,000 to be distributed pro rata to the Company’s stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering under FINRA rules. Moody Securities made a payment of $350,000 to the Company on July 22, 2015, and on July 28, 2015 the Company made a special cash distribution of $350,000 to its stockholders of record as of July 22, 2015.

Termination of Moody Project 149

On May 14, 2015, the Company entered into an Agreement of Purchase and Sale for the acquisition of a 149-hotel portfolio located throughout the U.S. commonly known as the Moody Project 149, from a third party for an aggregate purchase price of $1,725,000,000, excluding acquisition costs. The Company intended to finance the acquisition of the Moody Project 149 with a portion of the remaining proceeds from its follow-on offering and financing secured by the Moody Project 149.

On July 10, 2015, pursuant to the terms of the Agreement of Purchase and Sale, the Company delivered written notice to the sellers of the Company’s termination of the Agreement of Purchase and Sale, effective immediately. All cash deposits previously placed in escrow were returned to the Company upon the termination of the Agreement of Purchase and Sale. The Company paid no termination fees and incurred no penalties in connection with the termination of the Agreement of Purchase and Sale. The Company’s management elected to terminate the Purchase Agreement after consideration of various factors, including the current movement in the capital market conditions.

Homewood Suites Austin

On August 3, 2015, the Company, through a wholly owned subsidiary, acquired the Homewood Suites by Hilton Austin (the “Homewood Suites Austin”) from a third-party seller for an aggregate purchase price of $14,250,000, excluding acquisition costs. The Company financed the acquisition of the Homewood Suites Austin with a portion of the remaining proceeds from its public offering and financing secured by the Homewood Suites Austin.

Silicon Valley Hotel

On July 20, 2015, the Company entered into an agreement with respect to the sale of the Silicon Valley Hotel to a third-party purchaser for an aggregate sales price of $24.5 million. The closing of the sale of the Silicon Valley Hotel is subject to substantial closing conditions. There is no guarantee that the Company will complete the sale of the Silicon Valley Hotel on the terms described above, or at all.

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

As of March 31, 2015, our portfolio consisted of eleven investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) the Silicon Valley Hotel, a 127-suite hotel property located in Newark, California, (7) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (8) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (9) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (10) the Nashville Hotel, a 208 room hotel property located in Nashville, Tennessee, and (11) a 74.5% joint venture interest in the Hyatt Place Note, a mortgage note secured by a hotel property located in Grapevine, Texas, commonly known as Hyatt Place hotel. For more information on our real estate portfolio, see Notes 3 and 4 to the consolidated financial statements included in this quarterly report.

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

On October 12, 2012, we commenced our follow-on public offering, or our “follow-on offering,” of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of June 30, 2015, we had accepted investors’ subscriptions for, and issued, 11,720,484 shares of our common stock in the follow-on offering, including 373,526 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,469,574. We continue to offer shares of common stock pursuant to the DRIP and intend to continue to do so until as late as October 12, 2015. As of June 30, 2015, we had accepted subscriptions for, and issued, 12,846,737 shares of common stock in our initial public offering and follow-on public offering, including 403,108 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,436,287. As of June 30, 2015, 10,152,790 shares of common stock remained available for sale pursuant to the DRIP.

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

There may be a delay in the deployment of the remaining proceeds from the sale of shares of our common stock in our follow-on offering to purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Net Cash Provided by Operating Activities

As of June 30, 2015, we owned interests in ten hotel properties. Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $2,336,130 and $847,978, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2015 was primarily due to an increase in operating properties.

Net Cash Used In Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the remaining proceeds from our follow-on public offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $89,542,409 and $29,066,049, respectively. The increase in cash used in investing activities for the six months ended June 30, 2015 was due primarily to acquisitions of hotel properties with an aggregate cost of $70,031,803.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our follow-on public offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $72,069,068 and $31,442,414, respectively. For the six months ended June 30, 2015, the cash provided by financing activities consisted primarily of gross offering proceeds of $27,141,540, net of redemptions, and proceeds of a notes payable of $60,500,000, which was used to fund acquisitions of hotel properties of $70,031,803, offering costs of $3,312,313, repayments of notes payable of $7,440,044 and the payment of dividends of $2,972,200.

Cash and Cash Equivalents

As of June 30, 2015, we had cash on hand of $8,706,861.

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

As of June 30, 2015, our outstanding indebtedness totaled $165,765,152. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2015 and 2014, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2015:

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations(1)	$165,765,152	$798,367	$34,452,340	$13,592,810	$116,921,635
Interest payments on outstanding debt obligations(2)	55,927,503	4,014,542	15,458,595	11,367,179	25,087,187
Total	$221,692,655	$4,812,909	$49,910,935	$24,959,989	$142,008,822

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2015.

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

As of June 30, 2015, total offering costs for our follow-on offering were $14,000,360, comprised of $11,388,175 of offering costs we directly incurred and $2,612,185 in offering costs incurred by and reimbursable to our advisor. As of June 30, 2015, we had $62,199 payable to our advisor for reimbursable offering costs related to our follow-on offering. As of June 30, 2015, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2015, our total operating expenses were $2,411,485, which included $1,698,171 in operating expenses incurred directly by us and $713,314 incurred by our advisor on our behalf. Of the $2,411,485 in total operating expenses incurred during the four fiscal quarters ended June 30, 2015, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for approximately $713,000 in operating expenses during the four fiscal quarters ended June 30, 2015. Additionally, our advisor has incurred $4,211,291 in operating expenses on our behalf prior to the four fiscal quarters ended June 30, 2015. Subject to a future determination by the board of directors, a portion of this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of June 30, 2015.

Results of Operations

As of June 30, 2014, we owned six hotel properties and a joint venture interest in the Hyatt Place note. As of June 30, 2015, we owned interests in ten hotel properties and a joint venture interest in the Hyatt Place note. Because we acquired four hotel properties since June 30, 2014, our results of operations for the six months ended June 30, 2015 are not directly comparable to those for the six months ended June 30, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014

Revenue

Total revenue increased to $12,536,708 for the three months ended June 30, 2015 from $5,696,248 for the three months ended June 30, 2014. Total hotel revenue increased to $12,380,869 for the three months ended June 30, 2015 from $5,537,350 for the three months ended June 30, 2014. The increase in hotel revenue was primarily due to the fact that we owned ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $155,839 for the quarter ended June 30, 2015 from $158,898 for the quarter ended June 30, 2014. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Nashville hotel for the entire reporting period.

A comparison of hotel revenues for those hotels owned continuously for the three months ended June 30, 2015 and 2014 is set forth below:

	Three months ended June 30,
	2015	2014	Increase
Woodlands Hotel	$1,050,651	$835,710	$214,941
Germantown Hotel	1,083,896	1,026,856	57,040
Charleston Hotel	1,029,278	971,617	57,661
Austin Hotel	1,310,187	1,174,977	135,210
Grapevine Hotel	1,537,774	1,444,457	93,317
Totals	$6,011,786	$5,453,617	$558,169

Hotel Operating Expenses

Hotel operating expenses increased to $7,256,424 for the three months ended June 30, 2015 from $3,337,185 for the three months ended June 30, 2014. The increase in hotel operating expenses was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $712,443 for the three months ended June 30, 2015 from $322,679 for the three months ended June 30, 2014. This increase was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased to $2,018,303 for the three months ended June 30, 2015 from $765,329 for the three months ended June 30, 2014. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014.

Property Acquisition Expenses

Property acquisition expenses increased to $1,398,334 for the three months ended June 30, 2015 from $303,276 for the three months ended June 30, 2014. We acquired one property in each of the quarters ended June 30, 2015 and 2014 with acquisition prices of $66,300,000 and $11,000,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $700,264 for the three months ended June 30, 2015 from $445,974 for the three months ended June 30, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the three months ended June 30, 2015 from the three months ended June 30, 2014 because we owned more hotel properties. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $1,751,872 for the three months ended June 30, 2015 from $722,659 for the three months ended June 30, 2014. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to four hotel property acquisitions since June 30, 2014. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the three months ended June 30, 2015 was $138,600 compared to $93,000 for the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014

Revenue

Total revenue increased to $22,543,556 for the six months ended June 30, 2015 from $9,371,830 for the six months ended June 30, 2014. Total hotel revenue increased to $22,232,866 for the six months ended June 30, 2015 from $9,055,361 for the six months ended June 30, 2014. The increase in hotel revenue was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $310,690 for the six months ended June 30, 2015 from $316,469 for the six months ended June 30, 2014. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Great Valley hotel and Nashville hotel for the entire reporting period.

A comparison of hotel revenues for those hotels owned continuously for the six months ended June 30, 2015 and 2014 follows:

	Six months ended June 30,
	2015	2014	Increase
Woodlands Hotel	$2,103,923	$1,716,981	$386,942
Germantown Hotel	1,968,492	1,875,510	92,982
Charleston Hotel	1,803,523	1,682,725	120,798
Austin Hotel	2,610,168	2,233,823	376,345
Totals	$8,486,106	$7,509,039	$977,067

Hotel Operating Expenses

Hotel operating expenses increased to $13,243,688 for the six months ended June 30, 2015 from $5,358,568 for the six months ended June 30, 2014. The increase in hotel operating expenses was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $1,339,489 for the six months ended June 30, 2015 from $585,509 for the six months ended June 30, 2014. This increase was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased to $3,919,384 for the six months ended June 30, 2015 from $1,363,039 for the six months ended June 30, 2014. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in ten hotel properties at June 30, 2015 compared to six hotel properties at June 30, 2014.

Property Acquisition Expenses

Property acquisition expenses increased to $1,774,774 for the six months ended June 30, 2015 from $751,892 for the six months ended June 30, 2014. We acquired two properties during each of the six months ended June 30, 2015 and June 30, 2014, with aggregate purchase prices of $77,300,000 and $30,500,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,455,562 for the six months ended June 30, 2015 from $644,811 for the six months ended June 30, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the six months ended June 30, 2015 from the six months ended June 30, 2014 because we owned more hotel properties. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $3,324,632 for the six months ended June 30, 2015 from $1,259,034 for the six months ended June 30, 2014. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our four hotel property acquisitions since June 30, 2014. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the six months ended June 30, 2015 was $132,000 compared to $145,900 for the six months ended June 30, 2014.

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

Recent Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows. See Note 2 of consolidated financial statements as of June 30, 2015 for discussion of recent accounting pronouncements.

Inflation

As of June 30, 2015, our investments consisted of ownership interests in ten hotel properties and our 74.5% joint venture interest in the Hyatt Place note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

REIT Compliance

To continue to qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the six months ended June 30, 2015 and 2014:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,309	$746,826	$2,095,135
Second Quarter 2015	1,623,891	964,050	2,587,941
Total	$2,972,200	$1,710,876	$4,683,076

First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Total	$1,112,477	$452,297	$1,564,774

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $4,683,076 in aggregate distributions in the first two quarters of 2015 which was comprised of $2,972,200 in cash distributions and $1,710,876 in shares issued pursuant to our distribution reinvestment plan. We paid $1,564,774 in aggregate distributions for the first two quarters of 2014, which was comprised of $1,112,477 in cash distributions and $452,297 in shares issued pursuant to our distribution reinvestment plan. For the six months ended June 30, 2015 and 2014, we had cash provided by operating activities of $2,336,130 and $847,978, respectively. For the six months ended June 30, 2015, approximately 50% of distributions were paid from cash provided by operating activities and the remaining approximately 50% was paid from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2015 and 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net Loss	$(1,439,532)	$(293,854)	$(2,645,973)	$(736,923)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	2,018,303	765,329	3,919,384	1,363,039
Adjustments for noncontrolling interests	(19,441)	(19,438)	(38,693)	(38,737)
Funds from Operations	559,329	452,037	1,234,718	587,379
Adjustments:
Stock-based compensation	21,000	21,130	41,769	42,028
Amortization of deferred loan costs	119,781	17,711	253,185	31,674
Property acquisition expense	1,398,334	303,276	1,774,774	751,892
Adjustments for noncontrolling interests	(685)	(685)	(1,363)	(1,363)
Modified Funds from Operations	$2,097,760	$793,469	$3,303,083	$1,411,610

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On June 30, 2015, we declared a distribution in the aggregate amount of $848,438, of which $531,692 was paid in cash on July 15, 2015 and $316,746 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On July 31, 2015, we declared a distribution in the aggregate amount of $878,744, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares of our common stock on August 15, 2015.

Termination of Moody Project 149

On May 14, 2015, we entered into an Agreement of Purchase and Sale for the acquisition of a 149-hotel portfolio located throughout the U.S. commonly known as the Moody Project 149, from a third party for an aggregate purchase price of $1,725,000,000, excluding acquisition costs. We intended to finance the acquisition of the Moody Project 149 with a portion of the remaining proceeds from our follow-on offering and financing secured by the Moody Project 149.

On July 10, 2015, pursuant to the terms of the Agreement of Purchase and Sale, we delivered written notice to the sellers of our termination of the Agreement of Purchase and Sale, effective immediately. All cash deposits previously placed in escrow were returned to us upon the termination of the Agreement of Purchase and Sale. We paid no termination fees and incurred no penalties in connection with the termination of the Agreement of Purchase and Sale. Our management elected to terminate the Agreement of Purchase and Sale after consideration of various factors, including the current movement in the capital market conditions.

Payment from Moody Securities

On March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with the Financial Industry Regulatory Authority, Inc., or FINRA, whereby Moody Securities, among other things, agreed to pay us $350,000 to be distributed pro rata to our stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering under FINRA rules. Moody Securities made a payment of $350,000 to us on July 22, 2015, and on July 28, 2015 we made a special cash distribution of $350,000 to our stockholders of record as of July 22, 2015.

Homewood Suites Austin

On August 3, 2015, we, through a wholly owned subsidiary, acquired the Homewood Suites by Hilton Austin, or the Homewood Suites Austin, from a third-party seller for an aggregate purchase price of $14,250,000, excluding acquisition costs. We financed the acquisition of the Homewood Suites Austin with a portion of the remaining proceeds from our public offering and financing secured by the Homewood Suites Austin.

Silicon Valley Hotel

On July 20, 2015, we entered into an agreement with respect to the sale of the Silicon Valley Hotel to a third-party purchaser for an aggregate sales price of $24.5 million. The closing of the sale of the Silicon Valley Hotel is subject to substantial closing conditions. There is no guarantee that we will complete the sale of the Silicon Valley Hotel on the terms described above, or at all.

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

As of June 30, 2015, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The fair value of our debt was approximately $165,000,000 as of June 30, 2015, compared to a carrying value of $165,765,152. All of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note. As of June 30, 2015, the carrying value of the Hyatt Place note approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and six months ended June 30, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The following risk factor supplements the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 31, 2015:

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $11,830,910 in total distributions we paid during the period from our inception through June 30, 2015, including shares issued pursuant to our distribution reinvestment plan, approximately 34% was funded from cash flow from operations and approximately 66% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from sources other than cash flow from operations. We have not established a limit on the amount of sources other than cash flow from operations which we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of shares of our common stock upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six months ended June 30, 2015, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock was declared effective by the SEC and our initial public offering terminated. In our follow-on public offering we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on public offering. As of June 30, 2015, we had accepted investors’ subscriptions for, and issued, 11,720,484 shares of our common stock in our follow-on offering, including 373,526 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $113,469,574. We continue to offer shares of common stock pursuant to our distribution reinvestment plan and intend to continue to do so until as late as October 12, 2015.

As of June 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,388,175	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,612,185	Actual
Total expenses	$14,000,360

The net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were approximately $99,469,214, excluding $3,548,500 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of June 30, 2015, we had used $3,500,000 of the net proceeds from our follow-on public offering to acquire the Germantown hotel; $4,000,000 of net proceeds to acquire the Charleston hotel; $3,850,000 of net proceeds to acquire the Austin hotel; $7,250,000 of net proceeds to acquire the Grapevine hotel; $4,939,507 of net proceeds to acquire the Silicon Valley Hotel; $5,358,000 of net proceeds to acquire the joint venture interest in the Lyndhurst Hotel; $10,250,000 of net proceeds to acquire the Austin Arboretum Hotel; $2,800,000 of net proceeds to acquire the Great Valley Hotel; and $16,031,803 of net proceeds to acquire the Nashville Hotel. For more information regarding how we used our net offering proceeds through June 30, 2015, see our financial statements included in this Quarterly Report.

During the three months ended June 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 1, 2015 – April 30, 2015	7,698.75	7,698.75	$9.58	(3)
May 1, 2015 – May 31, 2015	8,600.00	8,600.00	$10.00	(3)
June 1, 2015 – June 30, 2015	7,394.88	7,394.88	$9.94	(3)
Totals	23,693.63	23,693.63	$9.84

________________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received.

(2)	Pursuant to our share repurchase plan, we currently redeem shares at prices determined as follows:

•	92.5% of the current offering price for stockholders who have held their shares for at least one year;

•	95.0% of the current offering price for stockholders who have held their shares for at least two years;

•	97.5% of the current offering price for stockholders who have held their shares for at least three years; and

•	100% of the current offering price for stockholders who have held their shares for at least four years.

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

(3)	The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein. (incorporated by reference to Exhibit 10.116 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

10.2	Purchase and Sale Agreement, dated May 5, 2015, by and between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.3	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.4	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.5	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein. (incorporated by reference to Exhibit 10.116 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

10.6	Purchase and Sale Agreement, dated May 5, 2015, by and between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30 , 2015)

10.7	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.8	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: August 14, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein. (incorporated by reference to Exhibit 10.116 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

10.2	Purchase and Sale Agreement, dated May 5, 2015, by and between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.3	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.4	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.5	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein. (incorporated by reference to Exhibit 10.116 to the Registrant’s Post-Effective Amendment No. 7 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

10.6	Purchase and Sale Agreement, dated May 5, 2015, by and between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30 , 2015)

10.7	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.8	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document