Form 10-Q
period 2015-09-30
Moody National REIT I, Inc.
filed 2015-11-16
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015, there were 13,026,621 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investment in hotel properties, net	$222,736,256	$144,240,644
Cash and cash equivalents	22,568,133	23,844,072
Restricted cash	10,438,958	5,388,193
Accounts receivable, net of allowance of $27,000 and $21,000 at September 30, 2015 and December 31, 2014, respectively	990,000	747,658
Mortgage note receivable	11,895,859	12,059,932
Note receivable from related party	9,000,000	—
Prepaid expenses and other assets	1,449,182	731,849
Earnest money and deposits	281,290	1,672,500
Due from related parties	1,544,910	—
Deferred costs, net of accumulated amortization of $560,482 and $241,928 at September 30, 2015 and December 31, 2014, respectively	3,623,609	2,073,625
Total Assets	$284,528,197	$190,758,473

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$171,448,199	$112,705,196
Accounts payable and accrued expenses	6,695,348	3,203,728
Due to related parties	691,819	680,398
Dividends payable	854,511	642,437
Operating partnership distributions payable	66,410	6

Total Liabilities	179,756,287	117,231,765

Special Partnership Units— 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,000,547 and 10,023,463 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	130,005	100,235
Additional paid-in capital	113,786,818	87,457,901
Accumulated deficit and distributions	(16,593,879)	(14,324,615)
Total stockholders’ equity	97,322,944	73,233,521
Noncontrolling interest in Operating Partnership	7,134,429	610
Noncontrolling interest in consolidated joint venture	313,537	291,577

Total Equity	104,770,910	73,525,708

TOTAL LIABILITIES AND EQUITY	$284,528,197	$190,758,473

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue
Room revenue	$14,612,295	$6,058,007	$35,662,726	$14,737,741
Other hotel revenue	816,694	263,321	1,999,129	638,948
Total hotel revenue	15,428,989	6,321,328	37,661,855	15,376,689
Interest income from notes receivable	286,835	159,875	597,525	476,344
Total revenue	15,715,824	6,481,203	38,259,380	15,853,033

Expenses
Hotel operating expenses	9,146,693	4,048,763	22,390,381	9,407,331
Property taxes, insurance and other	1,039,831	380,194	2,379,320	965,703
Depreciation and amortization	2,741,430	888,497	6,660,814	2,251,536
Property acquisition	1,554,135	2,707,011	3,328,909	3,458,903
Corporate general and administrative	836,446	452,132	2,292,008	1,096,943
Total expenses	15,318,535	8,476,597	37,051,432	17,180,416

Operating income (loss)	397,289	(1,995,394)	1,207,948	(1,327,383)

Other income (expense)
Gain on sale of hotel property	10,141,096	—	10,141,096	—
Interest expense and amortization of deferred loan costs	(2,230,998)	(805,139)	(5,555,630)	(2,064,173)
Total other income (expense)	7,910,098	(805,139)	4,585,466	(2,064,173)

Income (loss) before income tax expense	8,307,387	(2,800,533)	5,793,414	(3,391,556)
Income tax expense	333,000	58,800	465,000	204,700

Net income (loss)	7,974,387	(2,859,333)	5,328,414	(3,596,256)
Income attributable to noncontrolling interest in consolidated joint venture	(19,630)	(19,672)	(58,323)	(58,409)

(Income) loss attributable to noncontrolling interest in operating partnership	(42,159)	48	(36,136)	50
Net income (loss) attributable to common shareholders	$7,912,598	$(2,878,957)	$5,233,955	$(3,654,615)
Per-share information – basic and diluted:
Net income (loss) attributable to common shareholders	$0.61	$(0.44)	$0.42	$(0.72)
Dividends declared	$0.20	$0.20	$0.60	$0.60
Weighted average shares outstanding	12,963,331	6,606,309	12,539,160	5,063,797

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2015

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit and Distributions	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity

Balance at December 31, 2014	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$291,577	$73,525,708
Issuance of common stock, net of offering costs	—	—	2,735,048	27,350	24,023,236	—	—	—	—	24,050,586
Issuance of operating partnership units	—	—	—	—	—	—	726,820	7,268,197		7,268,197
Redemption of common stock	—	—	(43,504)	(435)	(426,194)	—	—	—	—	(426,629)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	283,040	2,830	2,686,054	—	—	—	—	2,688,884
Stock/unit-based compensation	—	—	2,500	25	45,821	—	—	—	—	45,846
Net income	—	—	—	—	—	5,233,955	—	36,136	58,323	5,328,414
Dividends and distributions declared	—	—	—	—	—	(7,503,219)	—	(170,514)	(36,363)	(7,710,096)

Balance at September 30, 2015	—	$—	13,000,547	$130,005	$113,786,818	$(16,593,879)	726,920	$7,134,429	$313,537	$104,770,910

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$5,328,414	$(3,596,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of hotel property	(10,141,096)	—
Depreciation and amortization	6,660,814	2,251,536
Amortization of deferred loan costs	387,867	54,404
Stock-based compensation	45,846	54,029
Deferred income tax	(198,000)	—
Changes in operating assets and liabilities:
Restricted cash	(582,275)	(1,290,854)
Accounts receivable	(242,342)	(594,710)
Prepaid expenses and other assets	(519,333)	(134,241)
Accounts payable and accrued expenses	3,491,620	2,482,047
Due to related parties	89,732	748,655
Net cash provided by (used in) operating activities	4,321,247	(25,390)
Cash flows from investing activities
Proceeds from sale of hotel property	22,107,775	—
Increase in restricted cash	(4,468,490)	(2,729,030)
Earnest money and deposits	1,391,210	(150,000)
Repayments of mortgage note receivable	164,073	155,714
Origination of note receivable from related party	(9,000,000)	—
Due from related parties	(1,544,910)	—
Improvements and additions to hotel properties	(5,369,199)	(3,153,868)
Acquisitions of hotel properties	(84,281,803)	(26,666,433)
Net cash used in investing activities	(81,001,344)	(32,543,617)
Cash flows from financing activities
Proceeds from issuance of common stock	27,342,069	41,013,956
Redemptions of common stock	(426,629)	(159,528)
Offering costs paid	(3,369,794)	(4,879,245)
Dividends paid	(4,602,261)	(1,930,102)
Operating partnership distributions paid	(104,110)	(60)
Proceeds of notes payable	71,500,000	13,250,000
Repayment of notes payable	(12,756,997)	(720,405)
Payments of deferred costs	(2,141,757)	(1,133,881)
Distributions to noncontrolling interest in joint venture	(36,363)	(260,401)
Net cash provided by financing activities	75,404,158	45,180,334

Net change in cash and cash equivalents	(1,275,939)	12,611,327
Cash and cash equivalents at beginning of period	23,844,072	5,324,315
Cash and cash equivalents at end of period	$22,568,133	$17,935,642
Supplemental Cash Flow Information
Interest paid	$5,059,473	$1,917,764
Income taxes paid	$188,780	$21,201
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Increase (decrease) in accrued offering costs due to related party	$(78,311)	$78,499
Contributions from noncontrolling interests in operating partnership	$7,268,197	$—
Assumption of notes payable in connection with acquisition of hotel property	$—	$37,155,567
Issuance of common stock from dividend reinvestment plan	$2,688,884	$841,039
Dividends payable	$854,511	$476,596
Operating partnership distributions payable	$66,410	$6

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

As of September 30, 2015, the Company owned (1) nine hotel properties located in Texas, Tennessee, South Carolina, and Pennsylvania comprising a total of 1,154 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey, (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”) and (4) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of the Sponsor to be used to acquire a commercial property located in Katy, Texas. For more information on the Company’s portfolio, see Notes 3 and 4.

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

On October 12, 2012, the Company commenced its follow-on public offering of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the follow-on offering. As of September 30, 2015, the Company had accepted investors’ subscriptions for, and issued, 11,800,822 shares of its common stock in the follow-on offering, including 476,474 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,243,475. The Company continues to offer shares of common stock pursuant to the DRIP. As of September 30, 2015, the Company had accepted subscriptions for, and issued, 12,927,075 shares of common stock in the Company’s initial public offering and follow-on public offering, including 506,056 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,210,189. As of September 30, 2015, 10,049,841 shares of common stock remained available for sale pursuant to the DRIP.

The Company intends to use substantially all of the remaining net proceeds from its follow-on public offering and the proceeds from any other offering of the Company’s securities that the Company may conduct in the future to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

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

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The Special Units of the OP (the “Special Units”) held by an affiliate of the Advisor will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the other events which trigger redemption of the Special Units, the Special Units will be redeemed, at the Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. The Company did not have a VIE interest as of September 30, 2015 or December 31, 2014. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or may be incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs incurred by Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any reimbursement of Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

The Company terminated its follow-on offering on February 20, 2015. As of September 30, 2015, total offering costs for the follow-on offering were $14,103,168, comprised of $11,383,458 of offering costs for the follow-on offering incurred directly by the Company and $2,719,710 in offering costs incurred by and reimbursable to Advisor for the follow-on offering. As of September 30, 2015, the Company had $107,524 payable to Advisor for reimbursable offering costs related to the follow-on offering. As of September 30, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of September 30, 2015.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2011, 2012, 2013 and 2014 remaining subject to examination by various federal and state tax jurisdictions.

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

Concentration of Credit Risk

As of September 30, 2015, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its joint venture interest in the Hyatt Place Note and its note receivable from related party. The failure of the borrower on the Hyatt Place Note or the note receivable from related party to make payments of interest and principal when due, or any other event of default under the Hyatt Place Note or the note receivable from related party, would have an adverse impact on the Company’s results of operations.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2015 and 2014.

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

Impairment of Notes Receivable

The Company reviews the mortgage note receivable and note receivable from related party for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or nine months ended September 30, 2015 or 2014.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Earnest Money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Deferred Costs

Deferred costs consist of deferred financing fees and franchise costs. Deferred financing fees are recorded at cost and are amortized to interest expense using a method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred costs was $560,482 and $241,928 as of September 30, 2015 and December 31, 2014, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending December 31	Total	Loan Costs	Franchise Costs
2015	$146,287	$131,745	$14,542
2016	582,280	524,112	58,168
2017	493,791	435,623	58,168
2018	297,155	238,987	58,168
Thereafter	2,104,096	1,447,450	656,646
Total	$3,623,609	$2,777,917	$845,692

 Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 2,500 and 7,500 shares as of September 30, 2015 and 2014, respectively, held by the Company’s independent directors are included in the calculation of basic earnings per share.

Comprehensive Income

For the periods presented, there were no differences between reported income (loss) attributable to common stockholders and comprehensive loss.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for disclosing discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. The Company implemented the provisions of ASU 2014-08 as of January 1, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015, with early adoption permitted, and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and is not expected to have a material effect on the Company’s consolidated financial position or consolidated results of operations.

Reclassification

 Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2015:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,499,428

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,564,601

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,247,647

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,998,237

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	31,556,220

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Totals				$225,072,000	1,381	$161,366,133

(1)	Excludes closing costs.
(2)	As of September 30, 2015.
(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel contributed their tenant-in-common (TIC) ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting class A membership interests of the Lyndhurst Joint Venture (the “Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Class A Interests.

Investments in hotel properties consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	$24,500,000	$17,573,000
Buildings and improvements	191,235,490	118,661,552
Furniture, fixtures and equipment	18,461,611	13,576,055
Total cost	234,197,101	149,810,607
Accumulated depreciation	(11,460,845)	(5,569,963)
Investment in hotel properties, net	$222,736,256	$144,240,644

Third Quarter Acquisitions and Investments

Homewood Suites Austin Hotel

On August 3, 2015, Moody National Governors-Austin Holding, LLC, a wholly owned subsidiary of the OP (“Moody Homewood Suites Austin Holding”), acquired fee simple title to the Homewood Suites Austin Hotel from a third-party seller, for an aggregate purchase price of $14,250,000, excluding acquisition costs. The Company financed the acquisition of the Homewood Suites Austin Hotel with a portion of the remaining proceeds from its public offering and $11,000,000 of indebtedness secured by the Homewood Suites Austin Hotel. The purchase price of the Homewood Suites Austin Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,022,000, $12,515,000, and $713,000, respectively. Acquisition costs of $283,853 were expensed when incurred in connection with the acquisition of the Homewood Suites Austin Hotel. The Company has recognized approximately $633,000 in revenues and a $333,000 net loss, which includes acquisition costs, for the Homewood Suites Austin Hotel for the nine months ended September 30, 2015. In connection with the acquisition of the Homewood Suites Austin Hotel, the Company formed a taxable REIT subsidiary (the “Homewood Suites Austin Hotel TRS”). Upon the closing of the acquisition of the Homewood Suites Austin Hotel, Moody Governors-Austin MT, LLC, a wholly owned subsidiary of the Homewood Suites Austin Hotel TRS (the “Homewood Suites Austin Master Tenant”), entered into a Hotel Lease Agreement pursuant to which the Homewood Suites Austin Master Tenant leases the Homewood Suites Austin Hotel to the Homewood Suites Austin Hotel TRS. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Homewood Suites Austin Hotel pursuant to a Hotel Management Agreement with the Homewood Suites Austin Master Tenant.

Third Quarter Disposition

Silicon Valley Hotel

On September 9, 2015, the Company sold its interest in a 127 room hotel property located in Newark, California, commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley (the “Silicon Valley Hotel”), to an unaffiliated buyer for an aggregate sales price of approximately $24,500,000, excluding closing costs. The Company recognized a gain on sale of hotel property of $10,141,096. This disposition is not considered discontinued operations and operations of the hotel continue to be shown as part of continuing operations.

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2015 and 2014 is presented as if the Company had not acquired the Silicon Valley Hotel and acquired the Grapevine Hotel, Lyndhurst Hotel, Austin Arboretum Hotel, Great Valley Hotel, Nashville Hotel and Homewood Suites Austin Hotel on January 1, 2014. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Grapevine Hotel, Lyndhurst Hotel, Austin Arboretum Hotel, Great Valley Hotel, Nashville Hotel and Homewood Suites Austin Hotel on January 1, 2014, nor does it purport to represent the Company’s future operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$14,814,912	$13,719,730	$43,326,760	$42,037,031
Net loss	(875,987)	(57,068)	(1,176,446)	(4,207,469)
Net loss attributable to common shareholders	(937,776)	(76,692)	(1,270,905)	(4,265,828)
Net loss per common share - basic and diluted	$(0.07)	$(0.1)	$(0.10)	$(0.48)

4. Notes Receivable

As of September 30, 2015 and December 31 2014, mortgage note receivable amounts were $11,895,859 and $12,059,932, respectively. As of September 30, 2015 and December 31 2014, note receivable from related party amounts were $9,000,000 and $0, respectively.

Hyatt Place Note

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a joint venture interest in the Hyatt Place Note pursuant to the transaction described below. The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (“Patriot Bank”), and is secured by a lien on a Hyatt Place hotel property located in Grapevine, Texas. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of the Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of September 30, 2015, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of September 30, 2015 and December 31, 2014 was $11,895,859 and $12,059,932, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Note Receivable from Related Party

On August 21, 2015, the Company originated a loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of the Sponsor (“DST Sponsor”). The Related Party Note proceeds were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”).

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note are due and payable in full on the earlier of (1) August 21, 2016, or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor will pay the Company an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to the Company.

5. Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2015, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following:

	Principal as of September 30, 2015	Principal as of December 31, 2014	Interest Rate at September 30, 2015	Maturity Date
Hyatt Place Note Acquisition Note	$10,082,066	$10,340,926	3.000%	May 5, 2018
Woodlands Hotel Loan	9,300,000	6,646,904	4.690%	April 11, 2025
Germantown Hotel Loan	7,499,428	7,599,577	4.300%	May 6, 2023
Charleston Hotel Loan	7,564,601	7,650,037	5.193%	August 1, 2023
Austin Hotel Loan	11,247,647	11,363,375	5.426%	January 6, 2024
Grapevine Hotel Loan	12,998,237	13,134,354	5.250%	April 6, 2024
Silicon Valley Hotel Loan	—	5,007,932	5.500%	July 6, 2022

Lyndhurst Hotel Loan	31,556,220	31,962,091	5.916%	September 6, 2017

Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	—	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	—	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	—	4.650%	August 11, 2025
Total	$171,448,199	$112,705,196

The notes payable are secured by hotel properties or the mortgage note receivable, as applicable, and are payable in monthly installments of principal and interest.

Maturities of notes payable as of September 30, 2015 are as follows:

Year ending December 31,
2015	$378,910
2016	1,544,392
2017	32,722,464
2018	11,417,595
Thereafter	125,384,838
Total	$171,448,199

The estimated fair value of the Company’s notes payable as of September 30, 2015 and December 31, 2014 was $172,000,000 and $114,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of September 30, 2015, the Company had issued 12,927,075 shares of common stock in the Company’s public offerings, including 506,056 shares issued pursuant to the DRIP. As of September 30, 2015, there were a total of 13,000,547 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock discussed in Note 8.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the nine months ended September 30, 2015 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,309	$746,826	$2,095,135
Second Quarter 2015	1,623,891	964,050	2,587,941
Third Quarter 2015	1,630,061	978,008	2,608,069
Total	$4,602,261	$2,688,884	$7,291,145

First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Total	$1,930,162	$841,039	$2,771,201

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Payment from Moody Securities

On March 27, 2015, Moody Securities, LLC (“Moody Securities”) entered into a Notice of Acceptance Letter, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. (“FINRA”) whereby Moody Securities, among other things, agreed to pay the Company $350,000 to be distributed pro rata to the Company’s stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with the Company’s initial public offering under FINRA rules. Moody Securities made a payment of $350,000 to the Company on July 22, 2015, and on July 28, 2015 the Company made a special cash distribution of $350,000 to the Company’s stockholders of record as of July 22, 2015.

Noncontrolling interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2015 was $7,134,429, which represented ownership interests of its limited partners, and is reported in equity in the consolidated balance sheets. Income (loss) attributable to these noncontrolling interests was $42,159 and $(48) for the three months ended September 30, 2015 and 2014, respectively, and was $36,136 and $(50) for the nine months ended September 30, 2015 and 2014, respectively.

Noncontrolling Interest in Consolidated Joint Venture

Noncontrolling interest in consolidated joint venture at September 30, 2015 was $313,537, which represented ownership interests in the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $19,630 and $19,672 for the three months ended September 30, 2015 and 2014, respectively, and was $58,323 and $58,409 for the nine months ended September 30, 2015 and 2014, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offerings and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, the dealer manager of the Company’s initial public offering and follow-on offering, received a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which could be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. The Company terminated the offer and sale of shares of common stock to the public in the Company’s follow-on offering on February 20, 2015 and therefore will not pay selling commissions or dealer manager fees to Moody Securities on an ongoing basis. As of September 30, 2015, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates are reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2015, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 and $2,720,000 related to the Company’s initial public offering and its and follow-on public offerings, respectively.

As of September 30, 2015, total offering costs for the follow-on offering were $14,103,168, comprised of $11,383,458 of offering costs directly incurred by the Company and $2,719,710 in offering costs incurred by and reimbursable to Advisor. As of September 30, 2015, the Company had $107,524 payable to Advisor for reimbursable offering costs related to the follow-on offering. As of September 30, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the nine months ended September 30, 2015, the Company paid Advisor acquisition fees of $1,369,500 in connection with the acquisition of the Great Valley Hotel, the Nashville Hotel and the Homewood Suites Austin Hotel. For the nine months ended September 30, 2014, the Company paid Advisor acquisition fees of $997,988 in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel and the Lyndhurst Hotel. Acquisition fees are recorded as property acquisition expenses in the Company’s consolidated statements of operations.

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the nine months ended September 30, 2015, the Company paid $715,500 in debt financing fees to Advisor for financing incurred in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel, the Nashville Hotel and the Homewood Suites Austin Hotel. For the nine months ended September 30, 2014, the Company paid $504,051 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel and the Lyndhurst Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended September 30, 2015 and 2014, the Company incurred asset management fees of $616,295 and $237,693, respectively, and for the nine months ended September 30, 2015 and 2014, the Company incurred asset management fees of $1,456,694 and $604,584, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. For the three and nine months ended September 30, 2015, the Company paid a disposition fee to Advisor in the amount of $551,250, or 2.25% of the contract sales price, in connection with the sale of the Silicon Valley Hotel.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, total operating expenses of the Company were $2,845,554, which included $2,088,268 in operating expenses incurred directly by the Company and $757,286 incurred by Advisor on behalf of the Company. Of the $2,845,554 in total operating expenses incurred during the four fiscal quarters ended September 30, 2015, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $757,000 in operating expenses during the four fiscal quarters ended September 30, 2015. Additionally, Advisor has incurred $4,320,875 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended September 30, 2015. Subject to a future determination by the board of directors, a portion of this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of September 30, 2015.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended September 30, 2015 and 2014, the Company paid the Property Manager property management fees of $462,418 and $189,074, respectively, and accounting fees of $77,500 and $45,000. For the nine months ended September 30, 2015 and 2014, the Company paid the Property Manager property management fees of $1,130,874 and $460,728, respectively, and accounting fees of $212,500 and $112,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Receivable from Related Parties

On August 21, 2015, pursuant to the Related Party Note, the Company made a loan in the amount of $9,000,000 to DST Sponsor, an affiliate of ours, the proceeds of which were used by DST Sponsor solely for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an exit fee of $90,000 is payable by DST Sponsor to the Company upon maturity of the Related Party Note. The Related Party Note bears interest at a rate of 12% per annum and is due August 16, 2016.

Due from Related Parties

On September 22, 2015, the Company assigned and transferred its Purchase Agreement, as amended, between the Company and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Moody National Realty Company, L.P. (“Realty”), an affiliate of the Company, for the sum of $1,000,000. The $1,000,000 receivable from Realty is recorded in due from related parties in the accompanying consolidated balance sheets.

Note Joint Venture

As discussed in Note 4, as of September 30, 2015, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Payment from Moody Securities

As discussed in Note 6 above, on March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with FINRA whereby Moody Securities, among other things, agreed to pay the Company $350,000 to be distributed pro rata to the Company’s stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with the Company’s initial public offering under FINRA rules.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors receives 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of September 30, 2015, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

A total of 2,500 and 7,500 shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, a total of 51,250 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $4,077 and $12,001 for the three months ended September 30, 2015 and 2014, respectively, and $45,846 and $54,029 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were 2,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 12, 2015. The remaining unrecognized compensation expense of $21,154 will be recognized during the fourth quarter of 2015 and the first, second and third quarters of 2016.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2014	8,125	$10.00
Shares granted on August 11, 2014	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2014	5,625	10.00
Shares granted on August 12, 2015	2,500	-
Shares vested	(5,625)	10.00
Balance of non-vested shares as of September 30, 2015	2,500	$10.00

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

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2015, the Company escrows payments required for insurance, real estate taxes, capital improvements, hotel furniture and fixtures and debt service.

The composition of the Company’s restricted cash as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Property improvement plan	$6,562,911	$2,404,527
Real estate taxes	1,623,854	812,410
Insurance	257,050	411,234
Hotel furniture and fixtures	1,705,084	1,394,978
Seasonality	290,059	365,044
Total restricted cash	$10,438,958	$5,388,193

Franchise Agreements

As of September 30, 2015, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,258,000 and $485,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,997,000 and $1,195,000 for the nine months ended September 30, 2015 and 2014, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than each TRS) for the three and nine months ended September 30, 2015 and 2014 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRS’s had deferred tax assets of $785,000 and $587,000 as of September 30, 2015 and December 31, 2014 related to net operating loss carry forwards.

As of September 30, 2015, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

The income tax expense (benefit) for the three months and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Current expense	$302,000	$58,800	$663,000	$204,700
Deferred benefit	31,000	—	(198,000)	—
Total expense, net	$333,000	$58,800	$465,000	$204,700

Federal	$225,000	$40,700	$375,000	$177,000
State	108,000	18,100	90,000	27,700
Total tax expense	$333,000	$58,800	$465,000	$204,700

Income tax expense recognized is based on the taxable income of the Company’s TRS and not the taxable income of the Company.

12. Subsequent Events

Distributions Declared

On September 30, 2015, the Company declared a distribution in the aggregate amount of $854,511, of which $531,675 was paid in cash on October 9, 2015 and $322,836 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On October 31, 2015, the Company declared a distribution in the aggregate amount of $884,836 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on November 17, 2015.

Registration Statement on Form S-3

On November 4, 2015, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the sale of up to $25 million shares of the Company’s common stock pursuant to our DRIP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

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

As of September 30, 2015, our portfolio consisted of twelve investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208 room hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96 room hotel property located in Austin, Texas, (11) a 74.5% joint venture interest in the Hyatt Place Note, a mortgage note secured by a hotel property located in Grapevine, Texas, commonly known as Hyatt Place hotel, and (12) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of our sponsor to be used to acquire a commercial property. For more information on our real estate portfolio, see Notes 3 and 4 to the consolidated financial statements included in this quarterly report.

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

On October 12, 2012, we commenced our follow-on public offering, or our “follow-on offering,” of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As of September 30, 2015, we had accepted investors’ subscriptions for, and issued, 11,800,822 shares of our common stock in the follow-on offering, including 476,474 shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, resulting in aggregate gross offering proceeds of $113,243,475. We continued to offer shares of common stock pursuant to the DRIP. As of September 30, 2015, we had accepted subscriptions for, and issued, 12,927,075 shares of common stock in our initial public offering and follow-on public offering, including 506,056 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,210,189. As of September 30, 2015, 10,049,842 shares of common stock remained available for sale pursuant to the DRIP.

We intend to use substantially all of the remaining net proceeds from our follow-on offering and the proceeds from any other offering of our shares that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, all but one of our investments (the loan we originated to an affiliate of our sponsor) have been in hotel properties or loans secured by hotel properties, and we anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

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

Net Cash Provided by Operating Activities

As of September 30, 2015, we owned interests in ten hotel properties. Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 and 2014 was $4,321,247 and $(25,390) respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2015 was primarily due to an increase in accounts payable and accrued expenses related to the addition of properties to our portfolio.

Net Cash Used In Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the remaining proceeds from our follow-on public offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $81,001,344 and $32,543,617, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2015 was due primarily to acquisitions of hotel properties aggregating $84,281,803 offset by proceeds from sale of hotel property of $22,107,775.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our follow-on public offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $75,404,158 and $45,180,334, respectively. For the nine months ended September 30, 2015, the cash provided by financing activities consisted primarily of gross offering proceeds of $27,342,069 and proceeds of a notes payable of $71,500,000, which was used to fund acquisitions of hotel properties of $84,281,803, offering costs of $3,369,794, repayments of notes payable of $12,756,997 and the payment of dividends of $4,602,261.

Cash and Cash Equivalents

As of September 30, 2015, we had cash on hand of $22,568,133.

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

As of September 30, 2015, our outstanding indebtedness totaled $171,448,199. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2015 and 2014, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2015:

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations(1)	$171,448,199	$378,910	$34,266,856	$13,669,005	$123,133,428

Interest payments on outstanding debt obligations(2)	57,077,898	2,067,847	15,962,496	11,878,533	27,169,022

Total	$228,526,097	$2,446,757	$50,229,352	$25,547,538	$150,302,450

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2015.

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

As of September 30, 2015, total offering costs for our follow-on offering were $14,103,168, comprised of $11,383,458 of offering costs we directly incurred and $2,719,710 in offering costs incurred by and reimbursable to our advisor. As of September 30, 2015, we had $107,524 payable to our advisor for reimbursable offering costs related to our follow-on offering. As of September 30, 2015, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, our total operating expenses were $2,845,554, which included $2,088,268 in operating expenses incurred directly by us and $757,286 incurred by our advisor on our behalf. Of the $2,845,554 in total operating expenses incurred during the four fiscal quarters ended September 30, 2015, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $757,000 in operating expenses during the four fiscal quarters ended September 30, 2015. Additionally, our advisor has incurred $4,320,875 in operating expenses on our behalf prior to the four fiscal quarters ended September 30, 2015. Subject to a future determination by the board of directors, a portion of this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the Waiver Period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of September 30, 2015.

Results of Operations

As of September 30, 2014, we owned seven hotel properties and a joint venture interest in the Hyatt Place note. As of September 30, 2015, we owned interests in ten hotel properties and a joint venture interest in the Hyatt Place note. Because we acquired four hotel properties since September 30, 2014, our results of operations for the nine months ended September 30, 2015 are not directly comparable to those for the nine months ended September 30, 2014. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014

Revenue

Total revenue increased to $15,715,824 for the three months ended September 30, 2015 from $6,481,203 for the three months ended September 30, 2014. Total hotel revenue increased to $15,428,989 for the three months ended September 30, 2015 from $6,321,328 for the three months ended September 30, 2014. The increase in hotel revenue was primarily due to the fact that we owned ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $156,835 for the quarter ended September 30, 2015 from $159,875 for the quarter ended September 30, 2014. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Homewood Suites Austin hotel for the entire reporting period.

A comparison of hotel revenues for those hotels owned continuously for the three months ended September 30, 2015 and 2014 is set forth below:

	Three months ended September 30,
	2015	2014	Increase (Decrease)
Woodlands Hotel	$911,330	$979,725	$(68,395)

Germantown Hotel	1,045,890	927,084	118,806

Charleston Hotel	953,593	894,932	58,661

Austin Hotel	1,151,016	986,931	164,085

Grapevine Hotel	1,524,643	1,296,430	228,213

Totals	$5,586,472	$5,085,102	$501,370

Hotel Operating Expenses

Hotel operating expenses increased to $9,146,693 for the three months ended September 30, 2015 from $4,048,763 for the three months ended September 30, 2014. The increase in hotel operating expenses was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $1,039,831 for the three months ended September 30, 2015 from $380,194 for the three months ended September 30, 2014. This increase was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased to $2,741,430 for the three months ended September 30, 2015 from $888,497 for the three months ended September 30, 2014. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014.

Property Acquisition Expenses

Property acquisition expenses decreased to $1,554,135 for the three months ended September 30, 2015 from $2,707,011 for the three months ended September 30, 2014. We acquired one property in each of the quarters ended September 30, 2015 and 2014 with acquisition prices of $14,250,000 and $33,322,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $836,446 for the three months ended September 30, 2015 from $452,132 for the three months ended September 30, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the three months ended September 30, 2015 from the three months ended September 30, 2014 because we owned more hotel properties during the period compared to the prior year period. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $2,230,998 for the three months ended September 30, 2015 from $805,139 for the three months ended September 30, 2014. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to four hotel property acquisitions since September 30, 2014. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the three months ended September 30, 2015 was $333,000 compared to $58,800 for the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014

Revenue

Total revenue increased to $38,259,380 for the nine months ended September 30, 2015 from $15,853,033 for the nine months ended September 30, 2014. Total hotel revenue increased to $37,661,855 for the nine months ended September 30, 2015 from $15,376,689 for the nine months ended September 30, 2014. The increase in hotel revenue was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014. Interest income from real estate loan receivable related to the Hyatt Place note decreased to $467,525 for the nine months ended September 30, 2015 from $476,344 for the nine months ended September 30, 2014. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated future acquisitions of real estate assets and owning the Great Valley hotel, Nashville hotel and Homewood Suites Austin hotel for the entire reporting period.

A comparison of hotel revenues for those hotels owned continuously for the nine months ended September 30, 2015 and 2014 follows:

	Nine months ended September 30,
	2015	2014	Increase
Woodlands Hotel	$3,015,253	$2,696,706	$318,547

Germantown Hotel	3,014,382	2,802,594	211,788

Charleston Hotel	2,757,116	2,577,657	179,459

Austin Hotel	3,761,184	3,220,754	540,430

Totals	$12,547,935	$11,297,711	$1,250,224

Hotel Operating Expenses

Hotel operating expenses increased to $22,390,381 for the nine months ended September 30, 2015 from $9,407,331 for the nine months ended September 30, 2014. The increase in hotel operating expenses was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $2,379,320 for the nine months ended September 30, 2015 from $965,703 for the nine months ended September 30, 2014. This increase was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased to $6,660,814 for the nine months ended September 30, 2015 from $2,251,536 for the nine months ended September 30, 2014. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in ten hotel properties at September 30, 2015 compared to seven hotel properties at September 30, 2014.

Property Acquisition Expenses

Property acquisition expenses decreased to $3,328,909 for the nine months ended September 30, 2015 from $3,458,903 for the nine months ended September 30, 2014. We acquired three properties during the nine months ended September 30, 2015 and three properties during the nine months ended September 30, 2014 with aggregate purchase prices of $91,550,000 and $63,822,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $2,292,008 for the nine months ended September 30, 2015 from $1,096,943 for the nine months ended September 30, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the nine months ended September 30, 2015 from the nine months ended September 30, 2014 because we owned more hotel properties during the period compared to the prior year period. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $5,555,630 for the nine months ended September 30, 2015 from $2,064,173 for the nine months ended September 30, 2014. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our four hotel property acquisitions since September 30, 2014. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds we raise in our ongoing public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2015 was $465,000 compared to $204,700 for the nine months ended September 30, 2014.

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

Inflation

As of September 30, 2015, our investments consisted of ownership interests in ten hotel properties, our 74.5% joint venture interest in the Hyatt Place note and the loan we made to an affiliate of our sponsor. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the nine months ended September 30, 2015 and 2014:

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,309	$746,826	$2,095,135
Second Quarter 2015	1,623,891	964,050	2,587,941
Third Quarter 2015	1,630,061	978,008	2,608,069
Total	$4,602,261	$2,688,884	$7,291,145

First Quarter 2014	$482,368	$194,592	$676,960
Second Quarter 2014	630,109	257,705	887,814
Third Quarter 2014	817,685	388,742	1,206,427
Total	$1,930,162	$841,039	$2,771,201

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $7,291,145 in aggregate distributions in the first three quarters of 2015 which was comprised of $4,602,261 in cash distributions and $2,688,884 in shares issued pursuant to the DRIP. We paid $2,771,201 in aggregate distributions for the first three quarters of 2014, which was comprised of $1,930,162 in cash distributions and $841,039 in shares issued pursuant to the DRIP. For the nine months ended September 30, 2015 and 2014, we had cash provided by (used in) operating activities of $4,321,247 and $(25,390), respectively. For the nine months ended September 30, 2015, approximately 57% of distributions were paid from cash provided by operating activities and the remaining approximately 43% was paid from offering proceeds.

On March 27, 2015, Moody Securities, LLC, or Moody Securities, entered into a Notice of Acceptance Letter, Waiver and Consent with the Financial Industry Regulatory Authority, Inc., or FINRA, whereby Moody Securities, among other things, agreed to pay us $350,000 to be distributed pro rata to our stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering under FINRA rules. Moody Securities made a payment of $350,000 to us on July 22, 2015, and on July 28, 2015 we made a special cash distribution of $350,000 to our stockholders of record as of July 22, 2015.

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

 The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2015 and 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended September 30		Nine months ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	$7,974,387	$(2,859,333)	$5,328,414	$(3,596,256)
Adjustments:
Gain on sale of hotel property	(10,141,096)	—	(10,141,096)	—
Depreciation of real estate assets and amortization of deferred costs	2,741,430	888,497	6,660,814	2,251,536
Adjustments for noncontrolling interests	(19,630)	(19,672)	(58,323)	(58,409)
Funds from Operations	555,091	(1,990,508)	1,789,809	(1,403,129)
Adjustments:
Stock-based compensation	4,077	12,001	45,846	54,029
Amortization of deferred loan costs	134,682	22,730	387,867	54,404
Property acquisition expense	1,554,135	2,707,011	3,328,909	3,458,903
Adjustments for noncontrolling interests	(693)	(693)	(2,056)	(2,056)
Modified Funds from Operations	$2,247,292	$750,541	$5,550,375	$2,162,151

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On September 30, 2015, we declared a distribution in the aggregate amount of $854,511, of which $531,675 was paid in cash on October 9, 2015 and $322,836 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On October 31, 2015, we declared a distribution in the aggregate amount of $884,836 which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares of our common stock on November 17, 2015.

Registration Statement on Form S-3

On November 4, 2015, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the sale of up to $25 million in shares of our common stock pursuant to our DRIP.

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

As of September 30, 2015, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The fair value of our debt was approximately $172,000,000 as of September 30, 2015. All of our debt has a fixed interest rate and the rate approximates market interest rates.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place note and Related Party Note. The Hyatt Place note bears interest at a fixed rate that resets twice during the term of the note and the Related Party Note bears interest at a fixed rate for the term of the note. Interest rate changes may affect the fair value of the Hyatt Place note and Related Party Note. As of September 30, 2015, the carrying value of the Hyatt Place note and Related Party Note approximate the fair value. Additionally, each reset of the interest rate of the Hyatt Place note may affect our future earnings or cash flow. We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and nine months ended September 30, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2014, the date of the annual meeting of our stockholders, one of our three independent directors was granted 2,500 shares of restricted common stock pursuant to our independent directors’ compensation plan upon his reelection to our board of directors. The 2,500 shares of restricted common stock were issued to our independent directors in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering of up to $1,000,000,000 in shares of our common stock was declared effective by the SEC and our initial public offering terminated. In our follow-on public offering we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our DRIP at $9.50 per share.

As of September 30, 2015, we had accepted subscriptions for, and issued, 11,800,822 shares of our common stock in our follow-on public offering, including 476,474 shares of our common stock pursuant to our DRIP, resulting in gross offering proceeds from our follow-on public offering of $113,243,475.

As of September 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,383,458	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,719,710	Actual
Total expenses	$14,103,168

The net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were approximately $99,140,307, excluding $4,526,509 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of September 30, 2015, we had used $3,500,000 of the net proceeds from our follow-on public offering to acquire the Germantown hotel; $4,000,000 of net proceeds to acquire the Charleston hotel; $3,850,000 of net proceeds to acquire the Austin hotel; $7,250,000 of net proceeds to acquire the Grapevine hotel; $4,939,507 of net proceeds to acquire the Silicon Valley Hotel; $5,358,000 of net proceeds to acquire the joint venture interest in the Lyndhurst Hotel; $10,250,000 of net proceeds to acquire the Austin Arboretum Hotel; $2,800,000 of net proceeds to acquire the Great Valley Hotel; $16,031,803 of net proceeds to acquire the Nashville Hotel; $3,250,000 of net proceeds to acquire the Homewood Suites Austin Hotel; and $9,000,000 of net proceeds to make a $9,000,000 loan to an affiliate of our sponsor. For more information regarding how we used our net offering proceeds through September 30, 2015, see our financial statements included in this Quarterly Report.

During the three months ended September 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 1, 2015 – July 31, 2015	—	—	—	(3)
August 1, 2015 – August 31, 2015	11,982.57	11,982.57	$9.87	(3)
September 1, 2015 – September 30, 2015	7,827.30	7,827.30	$9.60	(3)
Totals	19,809.87	19,809.87	$9.76

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received.

(2)	Pursuant to our share repurchase plan, we currently redeem shares at prices determined as follows:

•	92.5% of the current offering price for stockholders who have held their shares for at least one year;

•	95.0% of the current offering price for stockholders who have held their shares for at least two years;

•	97.5% of the current offering price for stockholders who have held their shares for at least three years; and

•	100% of the current offering price for stockholders who have held their shares for at least four years.

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

(3)	The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.2*	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National Realty Company, L.P.

10.3*	Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: November 16, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612))

10.1	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to the Registrant’s Post-Effective Amendment No. 9 to Registration Statement on Form S-11 (No. 333-179521), filed on July 30, 2015)

10.2*	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National Realty Company, L.P.

10.3*	Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

