Form 10-K
period 2015-12-31
Moody National REIT I, Inc.
filed 2016-03-30
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 12,846,737 shares of common stock held by non-affiliates at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 8, 2016, there were 13,148,475 shares of the common stock of the registrant outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to effectively deploy the remaining net proceeds raised in our public offering of common stock, which terminated effective February 20, 2015;

●	our ability to continue to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to continue to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

●	changes in demand for rooms at our hotel properties;

●	our ability to continue to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

●	the availability of capital;

●	changes in interest rates; and

●	changes to generally accepted accounting principles, or GAAP.

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

Overview

Moody National REIT I, Inc. is a Maryland corporation formed on January 15, 2008 to invest in a diversified portfolio of real estate investments. We have elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own, and in the future intend to continue to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On April 15, 2009, we commenced an initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on public offering (discussed below). As of the termination of our initial public offering, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on public offering, or our follow-on offering, of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to the DRIP at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares to the public in our follow-on offering, and continued to issue shares pursuant to the DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 with the SEC to register the sale of up to $25 million shares of our common stock pursuant to the DRIP, or our DRIP offering.

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,826,697 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,162,397. As of December 31, 2015, we had accepted subscriptions for, and issued, an aggregate of 12,952,950 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,129,110. As of December 31, 2015, we had sold 65,344 shares pursuant to the DRIP in our DRIP offering, and 2,434,656 shares of our common stock registered in the DRIP offering remained available for sale.

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

As of December 31, 2015, we owned a portfolio of nine hotels and joint venture interests in two additional hotels with an aggregate purchase price of $225,082,000, exclusive of closing costs. We also owned (1) a joint venture interest in a mortgage note secured by a hotel property with an outstanding principal balance of $11,839,171 and (2) a note receivable from related party with a balance of $9,000,000 as of December 31, 2015.

On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $10.75 as of December 31, 2015. For more information on the determination of the estimated per share value of our common stock, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of our estimated per share value, our board of directors has also determined to increase the purchase price of shares offered pursuant to our distribution reinvestment plan to $10.21, effective upon not less than 10 days’ notice to our stockholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Revision of DRIP Share Price.” In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.

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

Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

2015 Highlights:

During the year ended December 31, 2015, we:

●	closed the follow-on offering, having raised $124,129,110 in gross offering proceeds from our initial public offering, our follow-on offering and our DRIP offering;

●	continued paying a distribution which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock;

●	sold the Silicon Valley Hotel, a 127-suite hotel property located in Newark, California which we acquired for $10,000,000, for an aggregate sales price of $24,500,000; and

●	acquired the following three hotel properties and a joint venture interest in a hotel property for an aggregate purchase price of $101,550,000:

o	the Great Valley Hotel for an aggregate purchase price of $11,000,000 plus closing costs;

o	the Nashville Hotel for an aggregate purchase price of $66,300,000 plus closing costs;

o	the Homewood Suites Austin Hotel for an aggregate purchase price of $14,250,000 plus closing costs; and

o	our joint venture interest in the Fort Worth Hotel for an aggregate purchase price of $7,301,887 plus closing costs.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

 In identifying additional investments, we intend to continue to rely upon our “Moody Core Plus Plus” investment strategy. “Core” refers to a stable, Class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. “Core Plus” builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators, by seeking to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying intrinsic value, we believe a core asset will create greater value at disposition. Our “Core Plus Plus” strategy builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities, and (3) the equity securities of other REITs and real estate companies. We are not specifically limited in the number or size of our real estate securities and debt-related investments. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments.

Investment Portfolio

As of December 31, 2015, our portfolio was comprised of thirteen total investments: (1) nine hotel properties located in Texas, Tennessee, South Carolina and Pennsylvania comprising 1,154 rooms; (2) joint venture interests in the 227-suite Lyndhurst Hotel located in New Jersey and a joint venture interest in the 95-room Fort Worth Hotel located in Texas; (3) a 74.5% joint venture interest in a mortgage note secured by the Hyatt Place Hotel in Grapevine, Texas, or the Hyatt Place Note; and (4) a note receivable from related party.

Our Hotel Properties

As of December 31, 2015, our portfolio included nine hotel properties and two joint venture interests in the hotel properties described below.

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)(3)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)(4)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,465,018

Charleston Hotel (Hyatt Place)(5)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,536,474

Austin Hotel (Hampton Inn)(6)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,207,445

Grapevine Hotel (Residence Inn)(7)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,951,025

Lyndhurst Hotel (Marriott Courtyard)(8)	September 30, 2014	Lyndhurst, New Jersey	(9)	33,322,000	227	31,415,138

Austin Arboretum Hotel (Hilton Garden Inn)(10)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)(11)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)(12)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)(13)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)(14)	December 18, 2015	Fort Worth, Texas	(15)	7,301,887	95	7,167,151

Totals				$232,373,887	1,476	$168,242,251

(1)	Excludes acquisition costs.

(2)	As of December 31, 2015.

(3)	The Woodlands Hotel was developed in 2001. All suites at the Woodlands Hotel have fully equipped kitchens, separate eating and sitting areas and high speed internet access. Property amenities include a business center, meeting rooms, fitness center and courtyard pool and spa.

(4)	The Germantown Hotel opened in August 2009. Guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace with task lighting. Property amenities include Wi-Fi internet access throughout the hotel, 24-hour StayFit@Hyatt fitness center, heated outdoor pool, 24/7 guest kitchen and bakery café, 1,125 square feet of flexible meeting space and all-inclusive meeting packages.

(5)	The Charleston Hotel opened in June 2010. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace. Property amenities include Wi-Fi internet access throughout the hotel, heated indoor pool, and 24/7 guest kitchen and bakery café.

(6)	The Austin Hotel was built in 1997 and extensively renovated in 2012. Property amenities include an outdoor swimming pool, business center, fitness room, breakfast buffet and meeting space.

(7)	The Grapevine Hotel was built in 2007 and is located in close proximity to Dallas/Fort Worth International Airport (DFW), from which it receives business travel demand.

(8)	The Lyndhurst Hotel was constructed in 1990. Amenities at the Lyndhurst Hotel include a restaurant and lounge, 2,910 square feet of meeting space, lobby grab-and-go, indoor pool, outdoor terrace, fitness center and business center.

(9)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC, or the Lyndhurst joint venture. Our operating partnership contributed $100 to the Lyndhurst joint venture in exchange for 100% of the Class B membership interests, or the Class B Interests, of the Lyndhurst joint venture. Pursuant to the operating agreement of the Lyndhurst joint venture, our operating partnership has also paid approximately $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst joint venture, all of which amounts were deemed to be additional capital contributions by our operating partnership to the Lyndhurst joint venture in exchange for additional Class B Interests. The prior tenant-in common owners of the Lyndhurst Hotel contributed their tenant-in-common (TIC) ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst joint venture in exchange for non-voting class A membership interests, or the Class A Interests, of the Lyndhurst joint venture. Our operating partnership serves as the sole manager of the Lyndhurst joint venture and manages the business and affairs of the Lyndhurst joint venture. Cash available for distribution to the members of the Lyndhurst joint venture will be distributed as follows: (1) first, 100% to our operating partnership until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst joint venture and a return of 100% of its unreturned capital contributions to the Lyndhurst joint venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst joint venture (valued at $1,000 in the aggregate), and (3) next, 60% to our operating partnership and 40% to the holders of the Class A Interests.

(10)	The Austin Arboretum Hotel is a five-story, 138-room hotel located in Austin’s Northwest/Arboretum corridor. Built in 2002, the Austin Arboretum Hotel has been recently enhanced by a comprehensive multi-year capital program renovation.

(11)	The Great Valley Hotel is a five-story limited service hotel facility built in 1998 and renovated in 2004. The Great Valley Hotel features 125 rooms, including 115 standard guestrooms and 10 suites, and includes 630 square feet of meeting space, a business center, a fitness center, an outdoor pool, and appropriate back-of-the-house facilities.

(12)	The Nashville Hotel is a 208 room, select-service all suites hotel facility built in 2001. Located just three blocks away from the Vanderbilt University campus and Medical Center, the Embassy Suites Nashville is well positioned in the West End-Midtown district, less than two miles from downtown Nashville.

(13)	The Homewood Suites Austin Hotel is a 96 room select-service hotel constructed in 1998. The Homewood Suites Austin is located approximately six miles from Austin-Bergstrom International Airport and is just minutes from downtown Austin.

(14)	The Fort Worth Hotel is a 95-unit hotel constructed in 1998. Room amenities include a fully equipped kitchen, luxury bedding, free internet access and a workspace area. The Ft. Worth Hotel also features an outdoor pool, a fitness center and on-site guest laundry room.

(15)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC, or the Fort Worth Joint Venture. Our operating partnership contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests, or the Class B Interests, of the Fort Worth Joint Venture. Pursuant to the operating agreement of the Fort Worth Joint Venture, our operating partnership has paid approximately $3.28 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts were deemed to be additional capital contributions by our operating partnership to the Fort Worth Joint Venture in exchange for additional Class B Interests. The prior tenant-in common owners of the Fort Worth Hotel contributed their TIC ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting class A membership interests, or the Class A Interests, of the Fort Worth Joint Venture. Our operating partnership serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to our operating partnership until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to our operating partnership and 50% to the holders of the Class A Interests.

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

We believe that all of our hotel properties are adequately covered by insurance and are suitable for their intended purposes. Each of our hotel properties faces competition from other hotel properties in and around their respective submarkets. We are undertaking renovations at the Austin Hotel, the Grapevine Hotel, the Lyndhurst Hotel, the Austin Arboretum Hotel, the Great Valley Hotel, and the Nashville Hotel.

Our Mortgage Note

The following table sets forth certain summary information regarding our investment in the Hyatt Place Note as of December 31, 2015:

Date Acquired	Ownership Interest		Loan Type	Collateral	Aggregate Purchase Price		Outstanding Principal Balance	Interest Rate	Maturity Date
June 3, 2011	74.5	%(1)	First Mortgage	Hotel(2)	$12,759,199	(3)	$11,839,171	(4)	February 1, 2018

(1)	We acquired our interest in the Hyatt Place Note through MNHP Note Holder, LLC, a Delaware limited liability company, which we refer to as the “note joint venture.” Our operating partnership owns a 74.5% membership interest in the note joint venture. Moody National Mortgage, an affiliate of our sponsor controlled by Brett C. Moody, our Chairman of the Board and Chief Executive Officer, owns a 14% membership interest in the note joint venture and members of Moody National HP Grapevine Trust, a Delaware statutory trust, collectively own the remaining 11.5% membership interest in the note joint venture.

(2)	The Hyatt Place Note is secured by a first lien on the 125-room Hyatt Place hotel property located in Grapevine, Texas.

(3)	A portion of the purchase price for the Hyatt Place Note was funded with the proceeds of a loan in the original aggregate principal amount of $11,483,280.

(4)	The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum through August 21, 2012. For the period from August 21, 2012 through August 21, 2015, the Hyatt Place Note accrued interest at a fixed rate equal to 5.15%. For the period from August 21, 2015 through the maturity date, the Hyatt Place Note accrues interest at 5.15%, which is a rate equal to (1) the variable interest rate per annum published in the Wall Street Journal as the “prime rate” for the U.S. in effect as of August 21, 2015, plus (2) 1.90%, provided that in no event will the interest rate exceed the maximum rate permitted by law.

Our Note Receivable from Related Party

On August 21, 2015 we originated a loan in the aggregate principal amount of $9,000,000, or the Related Party Note, to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of our sponsor, or DST Sponsor. The Related Party Note’s proceeds were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas, or the Subject Property.

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note are due and payable in full on the earlier of (1) August 21, 2016, or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor will pay us an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to us.

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

Our Second Articles of Amendment and Restatement, as amended, or our “charter,” restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

As of December 31, 2015, our outstanding indebtedness totaled $178,236,424. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2015 and 2014, our debt levels did not exceed 300% of the value of our net assets.

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

FINRA Investigation of Moody Securities

From 2012 to 2015, our dealer manager, Moody Securities, was the subject of an ongoing examination by the Financial Industry Regulatory Authority, Inc., or FINRA, regarding its sales of our shares in our initial public offering, focused on a number of areas, including Moody Securities’ compliance with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering. The FINRA investigation of Moody Securities did not implicate us directly. In July 2015, Moody Securities settled the matter with FINRA by agreeing to a censure and by making a $350,000 payment to us which was distributed to our stockholders.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue we expect to utilize cash on hand or if necessary any other available financing sources to make distributions.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings that we make with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge.

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

Investment Risks

Since the commencement of our initial public offering in 2009, we have raised a relatively limited amount of offering proceeds.

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives. As of December 31, 2015, we have raised $124,129,110 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP.

We have experienced losses in the past and may experience similar losses in the future.

We incurred a net operating loss for the years ended December 31, 2010, 2011, 2012, 2013, and 2014. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, depreciation and amortization and acquisition expenses substantially reduced our income. We cannot assure you that we will be profitable in the future or that we will realize growth in the value of our assets.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

Pannell Kerr Forster of Texas, P.C., or PKF, served as our independent auditor beginning in November 10, 2010 through February 8, 2012. On February 7, 2012, PKF informed our board of directors that it could not be considered independent in accordance with Rule 201 of SEC Regulation S-X for the 2011 fiscal year. On February 10, 2012, PKF informed our board that it could not be considered independent for the 2009 and 2010 fiscal years. Consequently, from March 31, 2011 (the date PKF first issued a report on our financial statements) to February 8, 2012, the offer and sale of securities in our initial public offering may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period. Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to such shares. An investor who acquired shares of our common stock during this period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above. If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies. As of the date of this Annual Report, we have not received a claim for rescission. If stockholders seek rescission or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

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

We commenced operations on May 27, 2010 with the acquisition of our first investment, have a limited operating history and currently have only thirteen investments. On February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As a result, we may not be able to successfully operate our business or achieve our investment objectives. An investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody National affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

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

Our board of directors determined an estimated value per share of $10.75 for our shares of common stock as of December 31, 2015. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $10.75 as of December 31, 2015. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2015, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $17,385,764 in total distributions we paid during the period from our inception through December 31, 2015, including shares issued pursuant to the DRIP, approximately 13% was funded from cash flow from operations and approximately 87% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. As a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time and the full extent of the impact of the Dodd-Frank Act on our operations is currently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

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

We and our advisor were formed in connection with our initial public offering. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, our portfolio includes only thirteen investments. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their development stage. To be successful, we and our advisor must, among other things:

●	continue to identify and acquire investments that align with our investment strategies;

●	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

●	respond to competition for our targeted investments as well as for potential investors in our shares; and

●	continue to build and expand our operations structure to support our business.

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

The recent market downturn that occurred several years ago has adversely impacted, and could continue to adversely impact, certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P. continues to seek approval to amend its master lease agreements for certain prior real estate programs to provide for either a deferral or a waiver of a portion of lease payments to program investors, and may continue to seek further amendments in the future depending upon the then-current economic conditions. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

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

With respect to two tenant-in-common programs sponsored by Moody National Realty, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate of Moody National Realty owning an original equity investment in one property of approximately $10,000 and $10,039 in the other property. These affiliates received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated. With respect to one of these properties, the 28 tenant-in-common owners of the Residence Inn Atlanta Midtown, which originally acquired the project with a $7.475 million equity investment, recently allowed the lender to foreclose on the hotel which secured the loan.

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

We believe the risks associated with our business are more severe during market downturns. For example, a prolonged market downturn could negatively impact our real estate investments as a result of decreased demand for hotel rooms, increased tenant delinquencies or defaults under our leases. In addition, lower demand for rentable space and oversupply of rentable space could lead to increased rent concessions, higher tenant improvement expenditures or reduced rental rates in order to maintain occupancies. Because we expect that some of our debt-related investments may consist of loans secured by real property, these same factors could also negatively affect the underlying borrowers and collateral of our investments. Our operations could be negatively affected to a greater extent if a market downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment.

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

We currently own interests in eleven hotel properties, a 74.5% joint venture interest in the Hyatt Place Note, which is secured by a hotel property, and a note receivable from a related party, and we intend to invest a portion of the remaining proceeds from our follow-on offering and the proceeds from any other offering of our shares that we may conduct in the future in additional hotel properties and hotel related investments. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our unaffiliated third-party hotel managers for our current hotel properties and for any other hotel properties we acquire will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of any hotel that we acquire an interest in. Thus, even if we believe that a hotel is being operated in an inefficient or less than optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

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

We must continue to attract and retain well-known hospitality franchises for our current hotel properties and any additional hotels in which we invest to make such investments profitable. Certain hospitality franchises, including limited-service hotels, impose radius restrictions that limit the number of their hotels allowed within a certain distance of one another. Hospitality franchises also generally require that design and quality standards be met for guest room and common areas before a hospitality franchise will agree to provide the franchise agreement to operate a property. Compliance with these brand standards may impose significant costs upon us. If we are not able to attract and retain franchise flagships for our hotel properties because of location restrictions, the high cost of complying with design and quality standards, or any other reason, our business will suffer, and this result will reduce the value of your investment.

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

We have incurred, and plan to incur in the future, financing that is secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess. As of December 31, 2015, our debt-to-net-asset ratio did not exceed 300%. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Overall, no more than 25% (20% after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s length rent. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS asset test limitation or to avoid application of the 100% excise tax.

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

If you participate in our distribution reinvestment plan, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the plan. For Federal income tax purposes, you will be taxed on this amount in the same manner as if you have received cash; namely, to the extent that we have current or accumulated earnings and profits, you will have ordinary income. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 20% (25% after 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

We may acquire mezzanine loans. If a mezzanine loan satisfies an Internal Revenue Service safe harbor in Revenue Procedure 2013-65, it will be treated as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans that comply with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset tests and could challenge treatment of interest on such loan as qualifying income for purposes of the 75% gross income test, and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

Non-U.S. investors may be subject to U.S. federal income taxes on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

●	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

●	whether your investment is made in accordance with the documents and instruments governing your plan, IRA, or other arrangement, including the investment policy;

●	whether your investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

●	whether your investment will impair the liquidity of the plan, IRA, or other arrangement;

●	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

●	whether you need to value the assets of the plan annually.

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

As of December 31, 2015, we owned an interest in eleven hotel properties located in five states with an aggregate of 1,476 rooms. For more information on our hotel properties, see Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 8, 2016, we had 13,148,475 shares of our common stock outstanding held by a total of approximately 3,250 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

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

Estimated Value Per Share

Background

On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $10.75 as of December 31, 2015. In determining an estimated value per share of our common stock, our board of directors relied upon information provided in a report, or the valuation report, provided by our advisor, the recommendation of our audit committee and the board’s experience with, and knowledge of, our real property and other assets as of October 31, 2015.

We are providing the estimated value per share to assist broker-dealers and stockholders pursuant to certain rules of the Financial Industry Regulatory Authority, Inc., or FINRA. The objective of the board of directors in determining the estimated value per share was to arrive at a value, based on recent available data, that it believed was reasonable based on methods that it deemed appropriate after consultation with the Advisor and the Audit Committee. Accordingly, our advisor performed the valuation of our common stock in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. The estimated value per share is based on (x) the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by (y) the number of outstanding shares of the Company’s common stock, all as of December 31, 2015.

Valuation Summary

The following is a summary of the valuation methods used on our assets and liabilities, and the results of the valuation.

Real Estate Investments. As of December 31, 2015, we had ownership interests in eleven hotel properties. Our board of directors determined the fair value of our investments in hotel properties to be $279,370,000 as of that date. This determination was based on appraisals of the fair value of our investments in hotel properties as of that date performed by Hospitality Valuation Services, or the appraiser, a third party appraiser, which were included in the valuation report. The appraisals were Member of Appraisal Institute appraisals.

Material Assumptions in Property Valuation. The appraiser made certain key assumptions in the discounted cash flow models that it used to value our investments in hotel properties, which are set forth below:

Capitalization rate	8.00 – 9.00%
Discount rate	9.00 – 9.75%

While we believe that the appraiser’s assumptions are reasonable, a change in these assumptions would significantly impact the appraised values of our investments in hotel properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the capitalization rates and discount rates listed above were increased or decreased by 2.5%, assuming all other factors remain unchanged:

	Increase (Decrease) in the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization rate	$0.25	$(0.40)
Discount rate	$0.19	$(0.34)

Notes Receivable. The valuation report contained an estimated valuation of our notes receivable as equal to fair value as of December 31, 2015. The board of directors determined that the value of our notes receivable as of December 31, 2015 was $20,839,171.

Notes Payable. The valuation report contained an estimated valuation of our notes payable as equal to fair value as of December 31, 2015. The board of directors determined that the value of our notes payable as of December 31, 2015 was $178,236,424.

Other Assets and Liabilities. The valuation report contained our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred costs, accounts receivable, and prepaid expenses and other assets. These other assets and liabilities were considered by the board of directors to be equal to fair value as of December 31, 2015 due to their short maturities.

Estimated Value Per Share. The estimated value per share was based upon 13,091,766 shares of our common stock outstanding as of December 31, 2015. Although the estimated value per share has been developed as a measure of value as of December 31, 2015, a specific time, the estimated value per share does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange or the limited nature in which a stockholder may redeem shares under the share redemption program (if at all), a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for our corporate level overhead.

The following table presents how the estimated value per share was determined as of December 31, 2015:

Investments in hotel properties, net	$279,370,000
Cash, cash equivalents and restricted cash	26,109,679
Notes Receivable	20,839,171
Other assets	9,971,238
$336,290,088

Notes payable	$178,236,424
Other liabilities	7,302,068
Special limited partnership interests	1,000
Noncontrolling interest in Operating Partnership	9,635,385
Noncontrolling interest in consolidated joint venture	321.031
Estimated value	$336,290,088

Common stock outstanding	13,091,766
Estimated value per share	$10.75

As of December 31, 2015, the Company’s estimated value per share was allocated on a per share basis as follows:

Investments in hotel properties, net	$21.34
Notes payable	(13.61)
Other assets, liabilities, and special limited partnership interests	3.78
Noncontrolling interest in Operating Partnership	(0.74)
Noncontrolling interest in consolidated joint venture	(0.02)
Estimated value per share	$10.75

Limitations of Valuation Method. FINRA rules provided limited guidance on the methods an issuer must use to determine its estimated value per share. As with any valuation method, and as noted above, the methods used to determine our estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. The estimated value per share determined by our board of directors is not a representation, warranty or guarantee that, among other things:

●	a stockholder would be able to realize the estimated value per share if such stockholder attempts to sell his or her shares;

●	a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of our assets and settlement of our liabilities or if we were sold;

●	shares of our common stock would trade at the estimated value per share on a national securities exchange;

●	a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of the shares of our common stock; or

●	the methods used to determine the estimated value per share would be acceptable to FINRA, under the Employee Retirement Income Security Act, the SEC or any state securities regulatory entity with respect to their respective requirements.

Further, the estimated value per share was calculated as of a particular moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.

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

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering, and continued to issue shares pursuant to the DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 with the SEC to register the sale of up to $25 million in shares of our common stock pursuant to the DRIP, or our DRIP offering.

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,826,697 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,162,397. As of December 31, 2015, we have raised $129,880,250 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP.

As of December 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering, including shares issued pursuant to the DRIP in those offerings, in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual

Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,102,398	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,005,446	Actual

Total expenses	$14,107,844

DRIP Offering:

We do not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of December 31, 2015, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of December 31, 2015, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $108,180,104 excluding $5,751,141 in offering proceeds from shares of our common stock issued pursuant to the DRIP. As of December 31, 2015, the ratio of the cost of raising capital to capital raised was approximately 13%.

We intend to use substantially all of the remaining net proceeds from our follow-on offering and the proceeds from our DRIP offering to continue to invest in a portfolio of real properties, real estate securities and debt-related investments. As of December 31, 2015, we had used $80,612,582 of the net proceeds from our public offerings plus debt financing to purchase (1) our thirteen investments in hotel properties (including our investments in an interest in the Residence Inn property, which was subsequently sold on August 23, 2012, and the Silicon Valley Hotel property, which was sold on September 9, 2015), (2) the Hyatt Place Note and (3) the note receivable from related party. As of December 31, 2015, we had paid $10,037,743 of acquisition expenses to third parties.

Under our independent directors compensation plan, each of our then current independent directors received an initial stock grant of 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins the board of directors receives the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock.

As of December 31, 2015, a total of 51,250 shares of restricted stock have been issued by us to our independent directors pursuant to the independent directors compensation plan. The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Share Redemption Program

Our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations. Prior to the termination of our follow-on offering and our disclosure of an estimated per share value not based upon our most recent public offering price, our shares were be redeemed pursuant to our share redemption program at a price equal to or at a discount from the current offering price per share for the shares being redeemed. The discount varied based upon the length of time that a stockholder held the shares of our common stock subject to redemption, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Current Offering Price
Less than 1 year	No Redemption Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

Because our follow-on offering has terminated and we have disclosed an estimated per share value not based upon our most recent public offering price, shares of common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the estimated per share value.

Unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability, we may not redeem shares unless the redeeming stockholder has held the shares for one year. Redemption requests made within two years of death or “qualifying disability” of a stockholder will be redeemed at the most recent estimated per share value determined by our board of directors. Our board of directors, in its sole discretion, will make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder. Generally, our board of directors will consider a stockholder to have a qualifying disability if it is (1) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (2) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the stockholder’s employees. We must receive written notice within 180 days after such stockholder’s qualifying disability.

We are not obligated to redeem shares of our common stock under the share redemption program. Our board of directors may, in its sole discretion, accept or reject any share redemption request made by any stockholder at any time. If our board of directors accepts share redemptions, the number of shares to be redeemed during any calendar year is limited to (1) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to redemptions requested within two years after the death of stockholder.

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

Our board of directors may, in its sole discretion, amend, suspend, or terminate our share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of our share redemption program is in the best interest of our stockholders. If our board of directors decides to amend, suspend or terminate our share redemption program, we will provide stockholders with no less than 30 days’ prior written notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to any potential termination of our share redemption program.

On March 24, 2016, our board of directors approved the formation of a special committee, comprised of two of our independent directors, or the special committee, to explore strategic alternatives for us. In connection with the formation of the special committee, our board voted to suspend our share redemption program indefinitely, such suspension to be effective on not less than 30 days’ notice to our stockholders. Our board will continue to consider requests for redemptions in connection with a stockholder’s death or qualifying disability, as set forth above.

During the year ended December 31, 2015, we redeemed a total of 51,611 shares of our common stock pursuant to terms of our share redemption program at an average price of $9.83 per share, for an aggregate redemption price of $507,231.

During the quarter ending December 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2015	—	$—	(2)
November 2015	7,907.89	$9.94	(2)
December 2015	200.00	$10.00	(2)
	8,107.89

(1)   We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 8,107.89 shares requested to be redeemed were redeemed during the quarter ended December 31, 2015 at an average price of $9.94 per share.

(2)   The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2015 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015(3)	1,980,101	978,008	2,958,109
Fourth Quarter 2015	1,653,259	943,606	2,596,865
Total	$6,605,520	$3,632,490	$10,238,010

First Quarter 2014	$482,348	$194,592	$676,940
Second Quarter 2014	630,089	257,705	887,794
Third Quarter 2014	817,665	388,742	1,206,407
Fourth Quarter 2014	1,041,075	526,005	1,567,080
Total	$2,971,177	$1,367,044	$4,338,221

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.
(3)	Includes special distributions to stockholders of $350,000 as discussed in Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report.

We paid $10,238,010 in aggregate distributions for the year ended December 31, 2015, which was comprised of $6,605,520 in cash distributions and $3,632,490 in shares issued pursuant to the DRIP. We paid $4,338,221 in aggregate distributions for the year ended December 31, 2014, which was comprised of $2,971,177 in cash distributions and $1,367,044 in shares issued pursuant to the DRIP. For the years ended December 31, 2015 and 2014, we had cash provided by (used in) operating activities of $4,206,687 and $(1,017,179), respectively, and our funds from operations were $3,494,703 and $(1,271,010), respectively. For the year ended December 31, 2015, approximately 41% of distributions were paid from cash provided by operating activities and approximately 59% were paid from offering proceeds. For the year ended December 31, 2014, 100% of distributions were paid from offering proceeds. Since inception 29% of distributions have been funded from cash from operations and 71% have been funded from offering proceeds. For more information on how we calculate funds from operations and reconciliation of funds from operations to net income (loss), see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”

The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	17.5%	9.8%
Capital Gain	82.5%	4.3%
Return of Capital	—%	85.9%
Total	100.0%	100.0%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years then ended should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Total assets	$289,868,288	$190,758,473	$70,917,596	$29,086,245	$21,940,218
Total liabilities	$185,538,492	$117,231,765	$46,281,943	$18,383,618	$16,801,869
Special partnership units	$1,000	$1,000	$1,000	$1,000	$1,000
Total equity	$104,328,796	$73,525,708	$24,634,653	$10,701,627	$5,137,349

	Year Ended December 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Total revenue	$52,167,132	$23,987,274	$8,245,685	$1,094,920	$383,413
Total expenses	$58,567,606	$29,801,751	$9,597,142	$1,280,740	$474,356
Gain on sale of hotel property	$10,145,221	$—	$—	$—	$—
Gain on acquisition of hotel property	$2,698,113	$—	$—	$—	$—
Income tax expense (benefit)	$(492,000)	$(495,200)	$16,200	$—	$—
Total income (loss) from discontinued operations	$—	$—	$—	$1,179,933	$117,403

Net income (loss)	$6,934,860	$(5,319,277)	$(1,367,657)	$994,113	$26,460

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$4,206,687	$(1,017,179)	$1,367,849	$387,070	$54,942
Net cash used in investing activities	$87,313,323	$64,973,115	$40,107,494	$2,595,923	$1,374,545
Net cash provided by financing activities	$73,333,792	$84,510,051	$41,353,859	$3,852,064	$1,464,350

OTHER DATA:
Distributions to common stockholders declared	$10,484,008	$4,762,787	$1,773,715	$761,640	$341,147

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on January 15, 2008, to invest in a diversified portfolio of real estate investments. We seek to acquire primarily hotel properties and, to a lesser extent, multifamily, office, retail and industrial properties as well as real estate securities and debt-related investments. We depend upon the remaining net proceeds received from the sale of shares of our common stock in our continuous public offering, which terminated on February 20, 2015 (as discussed below), proceeds from the DRIP offering, the net proceeds from any other offerings of our shares that we may conduct in the future, proceeds from the sale of our investments and any indebtedness that we may incur in order to conduct our proposed real estate investment activities.

On April 15, 2009, we commenced our initial public offering of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share. On October 12, 2012, we terminated our initial public offering and commenced our follow-on offering (discussed below). As of the termination of our initial public offering on October 12, 2012, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $10,966,713.

On October 12, 2012, we commenced our follow-on offering of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to DRIP at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares to the public in our follow-on offering, and continued to issue shares pursuant to the DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 with the SEC to register the sale of up to $25 million shares of our common stock pursuant to the DRIP offering.

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,826,697 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,162,397. As of December 31, 2015, we had accepted subscriptions for, and issued, an aggregate of 12,952,950 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,129,110. As of December 31, 2015, we had sold 65,344 shares pursuant to the DRIP in our DRIP offering, and 2,434,656 shares of our common stock registered in the DRIP offering remained available for sale.

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

As of December 31, 2015, we owned a portfolio of nine hotels and joint venture interests in two additional hotels with an aggregate purchase price of $225,082,000, exclusive of closing costs. We also owned (1) a joint venture interest in a mortgage note secured by a hotel property with an outstanding principal balance of $11,839,171 and (2) a note receivable from related party with a balance of $9,000,000 as of December 31, 2015.

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

Net Cash Provided by (Used in) Operating Activities

As of December 31, 2015, we owned eleven hotel properties, including our joint venture interests in the Lyndhurst Hotel and the Fort Worth Hotel. Net cash provided by (used in) operating activities for the years ended December 31, 2015 and 2014 was $4,206,687 and $(1,017,179), respectively. The increase in cash provided by operating activities for the year ended December 31, 2015 was primarily due to an increase in net operating income related to additional hotel acquisitions and owning other properties for an entire year.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the remaining net offering proceeds from our follow-on offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the years ended December 31, 2015 and 2014 was $ 87,313,323 and $64,973,115, respectively. The increase in cash used in investing activities for the year ended December 31, 2015 was due to acquisitions of hotel properties of $84,416,539 for the year ended December 31, 2015 compared to $55,916,433 for the year ended December 31, 2014, improvements and additions to hotel properties of $8,386,102 for the year ended December 31, 2015 compared to $6,135,247 for the year ended December 31, 2014, and an origination of the note receivable from related party of $9,000,000.

Net Cash Provided by Financing Activities

Our cash flows from financing activities consisted primarily of proceeds from our follow-on offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $73,333,792 and $84,510,051, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2015, was primarily due to a decrease in gross offering proceeds from our public offering that was terminated on February 20, 2015.

Cash and Cash Equivalents

As of December 31, 2015, we had cash and cash equivalents of $14,071,228.

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

As of December 31, 2015, our outstanding indebtedness totaled $178,236,424. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2015 and 2014, our debt levels did not exceed 300% of the value of our assets.

For more information on our outstanding indebtedness, see Note 5 - Debt to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2015:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$178,236,424	$1,673,229	$51,178,357	$4,594,438	$120,790,400
Interest payments on outstanding debt obligations(2)	55,706,610	8,708,359	13,993,294	11,580,251	21,424,706
Purchase obligations(3)	—	—	—	—	—
Total	$233,943,034	$10,381,588	$65,171,651	$16,174,689	$142,215,106

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2015.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2015.

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor was obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceeded 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

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

Total offering costs for our follow-on offering were $14,107,844. We directly incurred $11,382,981 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. As of December 31, 2015, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursable to our advisor. As of December 31, 2015, we had $129,153 payable to our advisor for offering costs related to our follow-on and DRIP offerings. Offering costs related to our follow-on offering did not exceed 15% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses were $3,197,099, which included $2,370,995 in operating expenses incurred directly by us and $826,104 incurred by our advisor on our behalf. Of the $3,197,099 in total operating expenses incurred during the four fiscal quarters ended December 31, 2015, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $826,000 in operating expenses during the four fiscal quarters ended December 31, 2015. Additionally, our advisor has incurred $4,466,940 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2015. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the Waiver Period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of December 31, 2015.

Results of Operations

As of December 31, 2014, we owned the Woodlands Hotel, the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel, the Silicon Valley Hotel, the joint venture interest in the Lyndhurst Hotel, the Austin Arboretum Hotel and the joint venture interest in the Hyatt Place Note. As of December 31, 2015, we owned the Woodlands Hotel, the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel, the joint venture interest in the Lyndhurst Hotel, the Austin Arboretum Hotel, the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the joint venture interest in the Fort Worth Hotel, the joint venture interest in the Hyatt Place Note, and our note receivable from a related party. Because we owned eight hotel properties at December 31, 2014 compared to eleven hotel properties at December 31, 2015, our results of operations for the year ended December 31, 2014 are not directly comparable to those for the year ended December 31, 2015. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014

Revenue

Total revenue increased to $52,167,132 for the year ended December 31, 2015 from $23,987,274 for the year ended December 31, 2014. Total hotel revenue increased to $51,064,000 for the year ended December 31, 2015 compared to $23,352,393 for the year ended December 31, 2014. The increase in hotel revenue was primarily due to the fact that we owned interests in eleven hotel properties at December 31, 2015 compared to eight hotel properties at December 31, 2014 and we owned the Silicon Valley Hotel for eight months during the year ended December 31, 2015 compared to six months during the year ended December 31, 2014. Interest income from notes receivable related to the Hyatt Place Note and the note receivable from related party increased to $1,103,132 for the year ended December 31, 2015 from $634,881 for the year ended December 31, 2014 due to the addition of the note receivable from related party during the year ended December 31, 2015. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated growth in revenues and owning the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the Fort Worth Hotel for a full year reporting period.

A comparison of hotel revenues for those hotels owned continuously for the years ended December 31, 2015 and 2014 is set forth below:

	Year ended December 31,
	2015	2014	Increase
Woodlands Hotel	$3,885,163	$3,675,063	$210,100
Germantown Hotel	3,921,696	3,664,075	257,621
Charleston Hotel	3,583,813	3,337,499	246,314
Austin Hotel	4,867,863	4,311,757	556,106
Totals	$16,258,535	$14,988,394	$1,270,141

Hotel Operating Expenses

Hotel operating expenses increased to $30,895,349 for the year ended December 31, 2015 from $14,846,664 for the year ended December 31, 2014. The increase in hotel operating expenses was primarily due to the fact that we owned interests in eleven hotel properties at December 31, 2015 compared to eight hotel properties at December 31, 2014.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $3,251,501 for the year ended December 31, 2015 from $1,560,382 for the year ended December 31, 2014. This increase was primarily due to the fact that we owned interests in eleven hotel properties at December 31, 2015 compared to eight hotel properties at December 31, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased to $9,481,115 for the year ended December 31, 2015 from $4,126,366 for the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in eleven hotel properties at December 31, 2015 compared to eight hotel properties at December 31, 2014.

Property Acquisition Expenses

Property acquisition expense decreased to $3,946,882 for the year ended December 31, 2015 from $4,082,372 for the year ended December 31, 2014. We acquired four properties during each of the years ended December 31, 2015 and 2014with aggregate purchase prices of $101,550,000 and $93,072,000 the years ended December 31, 2015 and 2014, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $3,196,995 for the year ended December 31, 2015 from $1,663,046 for the year ended December 31, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased primarily due to the fact that we owned interests in eleven hotel properties at December 31, 2015 compared to eight hotel properties at December 31, 2014. We expect corporate general and administrative expenses to increase in future periods as a result of owning the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel and the Fort Worth Hotel for a full year reporting period, but to decrease as a percentage of total revenue.

Gain on sale of hotel property

The gain on sale of hotel property for the year ended December 31, 2015 was $10,145,221 and was related to the sale of the Silicon Valley Hotel. There were no sales of hotel properties for the year ended December 31, 2014.

Gain on acquisition of hotel property

Gain on acquisition of hotel property for the year ended December 31, 2015 was $2,698,113 compared to $0 for the year ended December 31, 2014. The gain on acquisition of hotel property results from the difference between the fair value of the Fort Worth Hotel of $10,000,000 at the date of acquisition and the purchase price of $7,301,887.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $7,795,764 for the year ended December 31, 2015 from $3,522,921 for the year ended December 31, 2014. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our four hotel property acquisitions since December 31, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2015 was $492,000 compared to $495,200 for the year ended December 31, 2014. The income tax benefit results from net operating losses of the TRS’s.

Critical Accounting Policies

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Income Taxes

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes.

As a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We lease the hotels we acquire to wholly owned taxable REIT subsidiaries that are subject to federal, state and local income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $266,000 and $91,800 in current income taxes for the years ended December 31, 2015 and 2014, respectively. We had a net deferred tax asset consisting primarily of net operating losses generated by our TRS’s of $1,345,000 and $587,000 as of December 31, 2015 and 2014, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2015.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary. We have tax years 2011 through 2015 remaining subject to examination by various federal and state tax jurisdictions.

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders. These changes are briefly summarized as follows:

●	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

●	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

●	For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

●	For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

●	For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

●	For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

●	REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

●	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs.

●	For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

●	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

●	For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

●	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

Valuation and Allocation of Hotel Properties — Acquisitions

Upon acquisition, the purchase price of hotel properties is allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

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

Valuation and Allocation of Hotel Properties — Ownership

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives
Buildings and improvements	39-40	years
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. We implemented the provisions of ASU 2014-08 as of January 1, 2015. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015, with early adoption permitted, and will be applied on a retrospective basis. The new standard will be effective for us on January 1, 2016 and is not expected to have a material effect on our consolidated financial position or consolidated results of operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promise goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect that ASU No. 2015-2 will have on our consolidated financial statements and related disclosures, but we do not anticipate that adoption of this accounting standard will have a material effect on our consolidated financial position or our consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for our fiscal year commencing on January 1, 2016. We do not anticipate that the adoption of ASU No. 2015-16 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our consolidated balance sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for our fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2015-17 will have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of December 31, 2015, our investments consisted of our interests in eleven hotel properties, our joint venture interest in the Hyatt Place Note and our note receivable from a related party. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding capital gains) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2015 and 2014.

Period (1)	Cash Distribution(1)	Distribution Paid Pursuant to DRIP(1), (2)	Total Amount of Distribution(1)
First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015	1,980,101	978,008	2,958,109
Fourth Quarter 2015	1,653,259	943,606	2,596,865
Total	$6,605,520	$3,632,490	$10,238,010

First Quarter 2014	$482,348	$194,592	$676,940
Second Quarter 2014	630,089	257,705	887,794
Third Quarter 2014	817,665	388,742	1,206,407
Fourth Quarter 2014	1,041,075	526,005	1,567,080
Total	$2,971,177	$1,367,044	$4,338,221

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

We paid $10,238,010 in aggregate distributions for the year ended December 31, 2015, which was comprised of $6,605,520 in cash distributions and $3,632,490 in shares issued pursuant to the DRIP. We paid $4,338,221 in aggregate distributions for the year ended December 31, 2014, which was comprised of $2,971,177 in cash distributions and $1,367,044 in shares issued pursuant to the DRIP. For the years ended December 31, 2015 and 2014, we had cash provided by (used in) operating activities of $4,206,687 and $(1,017,179) respectively, and our funds from operations were $3,494,703 and $(1,271,010), respectively. For information on how we calculate funds from operations, see “–Funds from Operations and Modified Funds from Operations” below. For the year ended December 31, 2015, approximately 41% of distributions were paid from cash provided by operating activities and approximately 59% were paid from offering proceeds. For the year ended December 31, 2014, 100% of distributions were paid from offering proceeds. Of the $17,385,764 in total distributions we paid during the period from our inception through December 31, 2015, including shares issued pursuant to the DRIP, approximately 29% was funded from cash flow from operations and approximately 71% was funded from offering proceeds.

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

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and given the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

 The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2015 and 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2015	2014
Net Income (Loss)	$6,934,860	$(5,319,277)
Adjustments:
Depreciation and amortization	9,481,115	4,126,366
Gain on sale of hotel property	(10,145,221)	—
Gain on acquisition of hotel property	(2,698,113)	—
Adjustments for noncontrolling interests	(77,938)	(78,099)
Funds from Operations	3,494,703	(1,271,010)
Adjustments:
Stock/unit-based compensation	52,923	75,260
Amortization of deferred loan costs	522,682	148,878
Property acquisition expenses	3,946,882	4,082,372
Adjustments for noncontrolling interests	(2,749)	(2,749)
Modified Funds from Operations	$8,014,441	$3,032,751

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On December 31, 2015, we declared a distribution in the aggregate amount of $888,434, of which $558,875 was paid in cash on January 15, 2016 and $329,559 was paid pursuant to the DRIP in the form of additional shares of our common stock. On January 31, 2016, we declared a distribution in the aggregate amount of $888,074 of which $560,500 was paid in cash on February 12, 2016 and $327,574 was paid pursuant to the DRIP in the form of additional shares of our common stock. On February 29, 2016, we declared a distribution in the aggregate amount of $832,350 of which $524,196 was paid in cash on March 15, 2016 and $308,154 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Extension of Term of Advisory Agreement

On March 24, 2016, we entered into an amendment to the Advisory Agreement with our advisor, which extended the term of the Advisory Agreement for an additional one-year term expiring on April 15, 2017.

Determination of Estimated Value Per Share

On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $10.75. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities — Estimated Value Per Share” for more information.

Revision of DRIP Share Price

On March 24, 2016, in connection with the determination of an estimated value per share of our common stock, our board of directors elected to revise the price per share of shares sold pursuant to our DRIP from $9.50 per share to $10.21 per share, which is 95% of the estimated value per share of our common stock of $10.75. This change will be effective on not less than 10 days’ notice to our stockholders.

Formation of Special Committee

On March 24, 2016, our board of directors approved the formation of a special committee of two of our independent directors, or the special committee, to consider potential strategic transactions. The special committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to our board of directors concerning any strategic transactions. The special committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. The special committee is comprised of two of our independent directors, Messrs. William H. Armstrong, III and John P. Thompson.

Suspension of Share Redemption Program

In connection with the formation of the special committee, our board of directors elected to suspend our share redemption program, effective on not less than 30 days’ notice to our stockholders. For more information, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Share Redemption Program.”

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

As of December 31, 2015, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The table below summarizes our notes payable as of December 31, 2015 based on their maturity dates:

	Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Carrying Value(1)

Notes Payable
Fixed Rate	$1,673,229	$39,760,777	$11,417,580	$2,251,410	$2,343,028	$120,790,400	$178,236,424
Adjustable Rate	—	—	—	—	—	—	—
Interest rate(2)	4.9%	5.1%	4.6%	4.7%	4.7%	4.7%	—

(1)	The fair value estimate of our fixed rate debt was estimated to be $177,000,000 as of December 31, 2015 using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2015.
(2)	The financing used to acquire the Hyatt Place Note, or the acquisition note, bore interest at a fixed rate of 3.00% per annum through August 21, 2015. For the period from August 21, 2015 through its maturity date of May 5, 2018, the acquisition note bears interest at 3.00% which is a fixed rate equal to (a) the Prime Rate (as defined in the acquisition note) in effect as of August 21, 2015, minus (b) 0.25%, provided that in no event will the interest rate exceed the maximum rate permitted by law.

The weighted-average interest rate of our fixed rate debt was 4.83% at December 31, 2015. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2015.

We may be also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and other loans.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2015, we were exposed to credit risk with respect to our investment in the Hyatt Place Note and our note receivable from related party.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On March 24, 2016, we entered into an amendment to the Advisory Agreement with our advisor, which extended the term of the Advisory Agreement for an additional one-year term expiring on April 15, 2017.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	52	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	61	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	51	Independent Director
John P. Thompson	52	Independent Director
Charles L. Horn	55	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2015.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	—	$—
William H. Armstrong, III(3)	55,000	—	—	55,000
John P. Thompson(3)	55,000	—	—	55,000
Charles L. Horn(3)	65,000	25,000	—	90,000
Total	$175,000	$25,000	—	$200,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “–Cash Compensation.”
(2)	As described below under “–Independent Directors Compensation Plan,” Mr. Horn received a grant of 2,500 shares upon his reelection to our board of directors on August 12, 2015, the date of the annual meeting of our stockholders. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)	Independent director.

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board of directors receives 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2015, 50,000 shares of restricted common stock have been granted to our independent directors and 1,250 shares of restricted common stock have been forfeited by a resigning independent director.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,948,750
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,948,750

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 8, 2016, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody (3)	35,464	0.3%
Robert W. Engel	—	—
William H. Armstrong, III	20,753	0.2%
John P. Thompson	20,753	0.2%
Charles L. Horn	15,000	0.1%
All Directors and Executive Officers as a group	91,970	0.8%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(3)	Includes 35,464 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2014 to December 31, 2015 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

As of December 31, 2015, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody Holdings owned 100% of the special units issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 95% of the limited partnership units of our operating partnership. Moody Holdings’ ownership interest of the special units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, Moody Holdings is not entitled to receive any other distributions.

We have not paid any distributions to Moody Holdings pursuant to its subordinated participation interest.

Hyatt Place Note

On June 3, 2011, and effective as of May 5, 2011, we acquired a joint venture interest in the Hyatt Place Note, which was issued by Moody National HP Grapevine Trust, a Delaware statutory trust established by affiliates of our sponsor, or the trust. We acquired the Hyatt Place Note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the note joint venture. Under the terms of the operating agreement for the note joint venture, our operating partnership initially owned an approximately 73.5% membership interest in the note joint venture and certain holders of ownership interests in the trust, or the trust members, initially collectively owned an approximately 12.5% membership interest in the note joint venture. As of December 31, 2015, our operating partnership had made additional capital contributions to the note joint venture, as a result of which our operating partnership’s membership interest in the note joint venture increased to 74.5% and the collective membership interest in the note joint venture of the trust members decreased to 11.5%. As of December 31, 2015, Moody National Mortgage Corporation, or Moody National Mortgage, an affiliate of our sponsor, owned an approximately 14% membership interest in the note joint venture, which Moody National Mortgage received as consideration for providing a guaranty of the note joint venture’s obligations under the loan used to fund the acquisition of the joint venture interest in the Hyatt Place Note.

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

Note Receivable from Related Party

On August 21, 2015 we originated a loan in the aggregate principal amount of $9,000,000, or the Related Party Note, to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor, or DST Sponsor. The Related Party Note’s proceeds were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas, or the Subject Property.

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note are due and payable in full on the earlier of (1) August 21, 2016, or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor will pay us an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to us.

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC, and Moody National Management, LP, each an affiliate of our sponsor, for an aggregate purchase price of $20,500,000, excluding acquisition costs.

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

Great Valley Hotel

On March 27, 2015, our operating partnership acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel, or the TIC Owners, for an aggregate purchase price, exclusive of closing costs, of approximately $11,000,000. The TIC Owners acquired their tenant-in-common interests in the Great Valley Hotel in a tenant-in-common program sponsored by an affiliate of our company.

Nashville Hotel

On June 16, 2015, our operating partnership acquired fee simple title to the Lyndhurst Hotel from the current tenant-in-common owners of the Nashville Hotel, or the TIC Owners, for an aggregate purchase price, exclusive of closing costs, of approximately $66,300,000. The TIC Owners acquired their tenant-in-common interests in the Nashville Hotel in a tenant-in-common program sponsored by an affiliate of our sponsor.

Fort Worth Hotel

On December 18, 2015, our operating partnership acquired an interest in the Fort Worth Hotel from the current tenant-in-common owners of the Fort Worth Hotel, or the TIC owners, for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Fort Worth Hotel, of approximately $7,301,887.

The TIC owners contributed their interests in the Fort Worth Hotel in exchange for 100% of the Class A membership interests, or the Class A Interests, of MN Fort Worth Venture, LLC, or the Fort Worth Joint Venture, a Delaware limited liability company and a subsidiary of our operating partnership. The TIC owners’ ownership interests in the Fort Worth Hotel contributed to the Fort Worth Joint Venture were valued at $1,000. The TIC owners initially acquired their tenant-in-common interests in the Fort Worth Hotel in a tenant-in-common program sponsored by an affiliate of our sponsor.

In addition, effective December 18, 2015, our operating partnership contributed $100 in cash to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests, or the Class B Interests, of the Fort Worth joint venture. Pursuant to the limited liability company operating agreement of the Fort Worth Joint Venture, or the JV Agreement, the operating partnership has also paid approximately $3,146,000 in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, including (i) a loan assumption fee of approximately $36,000, (ii) a franchise property improvement plan escrow of approximately $2,689,000, and (iii) approximately $421,000 in other closing costs, including a disposition fee of $250,850 to Moody National Realty Company, L.P., an affiliate of our sponsor, all of which amounts will be deemed additional capital contributions by the operating partnership to the Fort Worth Joint Venture in exchange for additional Class B Interests

Pursuant to the JV Agreement, the operating partnership will serve as the sole manager of the Fort Worth Joint Venture and will manage its business and affairs. Under the JV Agreement, the TIC owners, as holders of the Class A Interests, will have no voting or consent rights with respect to the management of the Fort Worth Joint Venture except as specifically set forth in the JV Agreement or as required by applicable law. Cash available for distribution to the members of the Fort Worth Joint Venture, as determined by the operating partnership in its discretion as the manager, will be distributed as follows: first, 100% to the operating partnership as the holder of the Class B Interests until such holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Fort Worth Joint Venture; second, 100% to the holder of the Class B Interests until such holder has received a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture; and third, 50% to the holder of the Class B Interests and 50% to the holders of the Class A Interests (in accordance with each Class A holder’s respective membership interests in the Fort Worth Joint Venture).

Amount Due from Related Parties

On September 22, 2015, we assigned and transferred our Purchase Agreement, as amended, between us and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Moody National Realty Company, L.P., or Realty, an affiliate of ours, for the sum of $1,000,000. The $1,000,000 receivable from Realty is recorded in due from related parties in the accompanying consolidated balance sheets.

Payment from Moody Securities

On March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with FINRA whereby Moody Securities, among other things, agreed to pay us $350,000 to be distributed pro rata to our stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering under FINRA rules. Moody Securities paid us $350,000 on July 21, 2015 which was recorded as a special contribution to us in our consolidated statements of equity and we made a special distribution to our stockholders of $350,000 on July 28, 2015.

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

●	We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. For the year ended December 31, 2015, we paid our advisor an acquisition fee of $1,476,750 in connection with the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel. For the year ended December 31, 2014, we paid our advisor aggregate acquisition fees of $1,436,738 in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel.

●	We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. As of December 31, 2015, we had not paid our advisor any origination fees.

●	We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. For the years ended December 31, 2015 and 2014, we incurred asset management fees of $2,071,879 and $953,147, respectively.

●	We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which is in addition to the acquisition fees paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. For the year ended December 31, 2015, we paid our advisor aggregate debt financing fees of $787,000 related to our refinancing of the Woodlands Hotel and the financing for our acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel. For the year ended December 31, 2014, we paid our advisor aggregate debt financing fees of $694,051 related to the financing for our acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel and the Austin Arboretum Hotel.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2015, we paid a disposition fee to our advisor in the amount of $551,250, or 2.25% of the contract sales price, in connection with the sale of the Silicon Valley Hotel. We did not pay our advisor any disposition fees for the year ended December 31, 2014.

●	Where we engage Moody National Hospitality Management, LLC as our property manager, we pay Moody National Hospitality Management, LLC a market-based property management fee and accounting fee in connection with the operation and management of properties. For the year ended December 31, 2015, we paid Moody National Hospitality Management, LLC management fees of $1,532,740 and accounting fees of $287,500. For the year ended December 31, 2014, we paid Moody National Hospitality Management, LLC management fees of $700,168 and accounting fees of $167,500.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

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

As of December 31, 2015, total offering costs for our follow-on offering were $14,107,844. We directly incurred $11,382,981 of offering costs for our follow-on offering and $2,724,863 in offering costs were reimbursable to our advisor. As of December 31, 2015, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursable to our advisor. As of December 31, 2015, we had $129,153 payable to our advisor for offering costs related to our follow-on and DRIP offerings. As of December 31, 2015, offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation set forth in our charter that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses were $3,197,099, which included $2,370,995 in operating expenses incurred directly by us and $826,104 incurred by our advisor on our behalf. Of the $3,197,099 in total operating expenses incurred during the four fiscal quarters ended December 31, 2015, none exceeded the 2%/25% Limitation, and as a result the full $826,104 is reimbursable to our advisor pursuant to our charter. We reimbursed our advisor $826,000 in operating expenses during the four fiscal quarters ended December 31, 2015. Additionally, our advisor has incurred $4,466,940 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2015. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation. Notwithstanding the foregoing, our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, or the “waiver period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of December 31, 2015. For the year ended December 31, 2015, our total operating expenses as a percentage of average invested assets were 1.5%.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. As of December 31, 2015, we had not reimbursed our advisor for any acquisition expenses.

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

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our initial public offering and follow-on offering was Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As our dealer manager, Moody Securities was entitled to certain dealer manager fees, selling commissions and reimbursements. Our dealer manager agreement with Moody Securities provided for the following compensation:

●	We paid our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our follow-on offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to the DRIP. As of December 31, 2015, we had paid our dealer manager an aggregate of $9,393,123 in selling commissions. During the year ended 2015, we paid our dealer manager $2,077,939 in selling commissions. During the year ended December 31, 2014, we paid our dealer manager $5,036,449 in selling commissions.

●	We paid our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our follow-on offering, a portion of which was reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to the DRIP. As of December 31, 2015, we had paid our dealer manager an aggregate of $2,646,269 in dealer manager fees. During the year ended 2015, we paid our dealer manager $586,660 in dealer manager fees. During the year ended December 31, 2014, we paid our dealer manager $1,405,923 in dealer manager fees.

●	We reimbursed the dealer manager and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in our public offering, including shares sold pursuant to the DRIP. These due diligence expenses did not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our public offering, and we had the right to require detailed and itemized invoices for any such expenses. We also reimbursed our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2015, our dealer manager had incurred no such expenses.

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

Independent Registered Public Accounting Firm

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm, and provided certain tax and other services to us, from January 15, 2008, the date of our formation, to November 2010. On November 4, 2010, we and Deloitte mutually agreed to the cessation of Deloitte’s engagement as our independent registered public accounting firm upon the completion of Deloitte’s review of our interim condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2010. During 2014 and 2015, Deloitte provided tax and certain review services to us. On November 8, 2010, the audit committee of our board of directors approved the engagement of Pannell Kerr Forster of Texas, P.C., or PKF, as our independent registered public accounting firm for the fiscal years ending December 31, 2010 and 2011. PKF resigned as our auditor on February 8, 2012 and our audit committee appointed Frazier & Deeter, LLC, or Frazier & Deeter, as our new independent auditor. Frazier & Deeter has served as our independent registered public accounting firm since 2012.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2015 and 2014 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Frazier & Deeter

The audit committee reviewed the audit and non-audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Frazier & Deeter. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2015 and 2014 are set forth in the table below.

	2015	2014
Audit fees	$304,565	$360,562
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$304,565	$360,562

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements and audits of financial statements of certain hotel property acquisitions. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-17 through F-18 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014)

3.2	Bylaws of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on May 2, 2008)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on February 23, 2009 )

4.1	Form of Account Update Form (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated April 6, 2011, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

10.3	Amendment No. 2 to the Amended and Restated Advisory Agreement, dated April 12, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.4	Amendment No. 3 to the Amended and Restated Advisory Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11, filed on April 24, 2013 and incorporated herein by reference)

10.5	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on March 27, 2009)

10.6	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on March 27, 2009)

10.7	Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009 )

10.8	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.10	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.11	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.12	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.13	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.14	Fee and Expense Waiver Agreement, dated December 30, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.15	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on March 28, 2014)

10.16	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.17	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.18	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.19	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.22	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.23	Amended and Restated Master Lease Agreement, dated March 31, 2014, bewteeen Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.24	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.25	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.26	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.27	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.28	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.29	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.30	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.31	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.32	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.33	Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.34	Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.35	Hotel Management Agreement, dated September 30, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.36	Amended and Restated Master Lease Agreement, effective September 30, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.37	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 30, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.38	Guaranty, dated September 30, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.39	Assumption of Environmental Indemnity, dated September 30, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.40	Assumption and Loan Modification Agreement, dated September 30, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.41	Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated September 30, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.42	Amended and Restated Master Lease Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.43	Franchise Agreement, dated November 19, 2014, by and between Moody National Research-Austin MT, LLC and Moody National Research Austin Holding, LLC (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.44	Hotel Management Agreement, dated November 19, 2014, by and between Moody National Hospitality Management, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.109 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.45	Loan Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.46	Promissory Note, dated November 19, 2014, by Moody National Research Austin Holding, LLC in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.111 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.47	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 19, 2014, by Moody National Research Austin Holding, LLC for the benefit of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.48	Guaranty of Recourse Obligations, dated as of November 19, 2014, by Moody National REIT I, Inc. in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.49	Environmental Indemnity Agreement, dated as of November 19, 2014, by and between Moody National REIT I, Inc., Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.50	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.51	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein (incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on April 30, 2015)

10.52	Purchase and Sale Agreement, dated May 5, 2015, by an between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.53	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.54	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.55	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.56	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.57*	Limited Liability Company Operating Agreement of MN Fort Worth Venture, LLC

10.58*	Hotel Management Agreement, dated December 18, 2015, by and among Moody National International-Fort Worth MT, LLC and Moody National Hospitality Management, LLC

10.59*	Hotel Lease Agreement, effective December 18, 2015, by and among Moody National International-Fort Worth Holding, LLC and Moody National International-Fort Worth MT, LLC

10.60*	Guaranty, dated December 18, 2015, by Moody National REIT I, Inc. for the benefit of U.S. Bank National Association

10.61*	Environmental Liabilities Agreement, dated December 18, 2015, by and between Moody National International-Fort Worth Holding, LLC, Moody National REIT I, Inc. and U.S. Bank National Association

10.62*	Assumption Agreement, dated December 18, 2015, by and among U.S. Bank National Association, Moody National International-Fort Worth Holding, LLC, and Moody National REIT I, Inc.

10.63*	Relicensing Franchise Agreement, dated December 18, 2015, by and between Marriott International, Inc. and Moody National International-Fort Worth MT, LLC

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: March 30, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2016
Brett C. Moody

/s/ Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2016
Robert W. Engel

/s/ William H. Armstrong	Director	March 30, 2016
William H. Armstrong, III

/s/ Charles L. Horn	Director	March 30, 2016
Charles L. Horn

/s/ John P. Thompson	Director	March 30, 2016
John P. Thompson

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014)

3.2	Bylaws of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on May 2, 2008)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on February 23, 2009 )

4.1	Form of Account Update Form (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated April 6, 2011, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

10.3	Amendment No. 2 to the Amended and Restated Advisory Agreement, dated April 12, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.4	Amendment No. 3 to the Amended and Restated Advisory Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11, filed on April 24, 2013 and incorporated herein by reference)

10.5	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on March 27, 2009)

10.6	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on March 27, 2009)

10.7	Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009 )

10.8	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.10	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.11	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.12	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.13	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.14	Fee and Expense Waiver Agreement, dated December 30, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.15	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on March 28, 2014)

10.16	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.17	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.18	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.19	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.22	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.23	Amended and Restated Master Lease Agreement, dated March 31, 2014, bewteeen Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.24	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.25	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.26	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.27	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.28	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.29	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.30	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.31	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.32	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.33	Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.34	Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.35	Hotel Management Agreement, dated September 30, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.36	Amended and Restated Master Lease Agreement, effective September 30, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.37	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 30, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.38	Guaranty, dated September 30, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.39	Assumption of Environmental Indemnity, dated September 30, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.40	Assumption and Loan Modification Agreement, dated September 30, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.41	Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated September 30, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.42	Amended and Restated Master Lease Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.43	Franchise Agreement, dated November 19, 2014, by and between Moody National Research-Austin MT, LLC and Moody National Research Austin Holding, LLC (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.44	Hotel Management Agreement, dated November 19, 2014, by and between Moody National Hospitality Management, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.109 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.45	Loan Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.46	Promissory Note, dated November 19, 2014, by Moody National Research Austin Holding, LLC in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.111 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.47	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 19, 2014, by Moody National Research Austin Holding, LLC for the benefit of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.48	Guaranty of Recourse Obligations, dated as of November 19, 2014, by Moody National REIT I, Inc. in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.49	Environmental Indemnity Agreement, dated as of November 19, 2014, by and between Moody National REIT I, Inc., Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.50	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.51	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein (incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No.8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.52	Purchase and Sale Agreement, dated May 5, 2015, by an between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on April 30, 2015)

10.53	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.54	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.55	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.56	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.57*	Limited Liability Company Operating Agreement of MN Fort Worth Venture, LLC

10.58*	Hotel Management Agreement, dated December 18, 2015, by and among Moody National International-Fort Worth MT, LLC and Moody National Hospitality Management, LLC

10.59*	Hotel Lease Agreement, effective December 18, 2015, by and among Moody National International-Fort Worth Holding, LLC and Moody National International-Fort Worth MT, LLC

10.60*	Guaranty, dated December 18, 2015, by Moody National REIT I, Inc. for the benefit of U.S. Bank National Association

10.61*	Environmental Liabilities Agreement, dated December 18, 2015, by and between Moody National International-Fort Worth Holding, LLC, Moody National REIT I, Inc. and U.S. Bank National Association

10.62*	Assumption Agreement, dated December 18, 2015, by and among U.S. Bank National Association, Moody National International-Fort Worth Holding, LLC, and Moody National REIT I, Inc.

10.63*	Relicensing Franchise Agreement, dated December 18, 2015, by and between Marriott International, Inc. and Moody National International-Fort Worth MT, LLC

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Moody National REIT I, Inc.

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody National REIT I, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Frazier & Deeter, LLC

Atlanta, Georgia

March 30, 2016

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Investment in hotel properties, net	$232,948,200	$144,240,644
Cash and cash equivalents	14,071,228	23,844,072
Restricted cash	12,038,451	5,388,193
Accounts receivable, net of allowance of $32,000 and $21,000 as of December 31, 2015 and 2014, respectively	731,618	747,658
Mortgage note receivable	11,839,171	12,059,932
Note receivable from related party	9,000,000	—
Prepaid expenses and other assets	1,962,532	731,849
Earnest money and deposits	2,125,000	1,672,500
Deferred costs, net of accumulated amortization of $710,339 and $241,928 as of December 31, 2015 and 2014 , respectively	3,672,788	2,073,625
Due from related parties	1,479,300	—

Total Assets	$289,868,288	$190,758,473

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$178,236,424	$112,705,196
Accounts payable and accrued expenses	6,268,155	3,203,728
Due to related parties	96,088	680,398
Dividends payable	888,434	642,436
Operating partnership distributions payable	49,391	7

Total Liabilities	185,538,492	117,231,765

Special Partnership Units — 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,091,766 and 10,023,463 shares issued and outstanding at December 31, 2015 and 2014, respectively	130,918	100,235
Additional paid-in capital	114,526,834	87,457,901
Accumulated deficit	(17,843,394)	(14,324,615)
Total stockholders’ equity	96,814,358	73,233,521
Noncontrolling interest in Operating Partnership	7,193,407	610
Noncontrolling interest in consolidated joint venture	321,031	291,577
Total Equity	104,328,796	73,525,708

TOTAL LIABILITIES AND EQUITY	$289,868,288	$190,758,473

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014

Revenue
Room revenue	$48,250,399	$22,271,962
Other hotel revenue	2,813,601	1,080,431
Total hotel revenue	51,064,000	23,352,393
Interest income from notes receivable	1,103,132	634,881
Total revenue	52,167,132	23,987,274

Expenses
Hotel operating expenses	30,895,349	14,846,664
Property taxes, insurance and other	3,251,501	1,560,382
Depreciation and amortization	9,481,115	4,126,366
Property acquisition expenses	3,946,882	4,082,372
Corporate general and administrative	3,196,995	1,663,046
Total expenses	50,771,842	26,278,830
Operating income (loss)	1,395,290	(2,291,556)

Other income (expense)
Gain on sale of hotel property	10,145,221	—
Gain on acquisition of hotel property	2,698,113	—
Interest expense and amortization of deferred loan costs	(7,795,764)	(3,522,921)
Total other income (expense)	5,047,570	(3,522,921)

Income (loss) before income tax benefit	6,442,860	(5,814,477)
Income tax benefit	492,000	495,200

Net Income (Loss)	6,934,860	(5.319,277)
Income attributable to noncontrolling interest from consolidated joint ventures	(77,938)	(78,099)

(Income) loss attributable to noncontrolling interest in Operating Partnership	(241,693)	63
Net income (loss) attributable to common shareholders	$6,615,229	$(5,397.313)

Per-share information – basic and diluted:
Net income (loss) attributable to common shareholders	$0.52	$(0.91)
Dividends declared	$0.80	$0.80
Weighted average shares outstanding	12,667,556	5,950,164

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity
Balance at December 31, 2013	—	$—	3,331,439	$33,314	$28,279,101	$(4,164,515)	100	$753	$486,000	$24,634,653
Issuance of common stock and operating partnership units, net of offering costs	—	—	6,566,712	65,668	57,993,950	—	—	—	—	58,059,618
Redemption of common stock			(26,087)	(261)	(255,940)					(256,201)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	143,899	1,439	1,365,605	—	—	—	—	1,367,044
Stock/unit-based compensation	—	—	7,500	75	75,185	—	—	—	—	75,260
Net income (loss)	—	—	—	—	—	(5,397,313)	—	(63)	78,099	(5,319,277)
Dividends and distributions declared	—	—	—	—	—	(4,762,787)	—	(80)	(272,522)	(5,035,389)
Balance at December 31, 2014	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$291,577	$73,525,708
Balance at January 1, 2015	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$291,577	$73,525,708
Issuance of common stock, net of offering costs	—	—	2,735,046	27,350	23,894,084	—	—	—	—	23,921,434
Issuance of operating partnership units	—	—	—	—	—	—	726,820	7,268,197		7,268,197
Special contribution	—	—	—	—	—	350,000	—	—	—	350,000
Redemption of common stock		—	(51,610)	(516)	(506,715)	—	—	—	—	(507,231)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	382,367	3,824	3,628,666	—	—	—	—	3,632,490
Stock/unit-based compensation	—	—	2,500	25	52,898	—	—	—	—	52,923
Net income (loss)	—	—	—	—	—	6,615,229	—	241,693	77,938	6,934,860
Dividends and distributions declared	—	—	—	—	—	(10,484,008)	—	(317,093)	(48,484)	(10,849,585)
Balance at December 31, 2015	—	$—	13,091,766	$130,918	$114,526,834	$(17,843,394)	726,920	$7,193,407	$321,031	$104,328,796

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$6,934,860	$(5,319,277)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of hotel property	(10,145,221)	—
Gain on acquisition of hotel property	(2,698,113)	—
Depreciation and amortization	9,481,115	4,126,366
Amortization of deferred loan costs	522,682	148,878
Stock-based compensation	52,923	75,260
Deferred income tax	(758,000)	(587,000)
Changes in operating assets and liabilities:
Restricted cash	(1,263,715)	(839,576)
Accounts receivable	16,040	(623,080)
Prepaid expenses and other assets	(472,683)	(37,656)
Accounts payable and accrued expenses	3,064,427	2,009,002
Due to related parties	(527,628)	29,904
Net cash provided by (used in) operating activities	4,206,687	(1,017,179)

Cash flows from investing activities
Proceeds from sale of hotel property	22,111,900	—
Increase in restricted cash	(5,386,543)	(1,253,088)
Repayments of mortgage note receivable	220,761	209,553
Origination of note receivable from related party	(9,000,000)	—
Earnest money and deposits	(452,500)	(1,672,500)
Payment of deferred franchise costs	(525,000)	(205,400)
Due from related parties	(1,479,300)	—
Improvements and additions to hotel properties	(8,386,102)	(6,135,247)
Acquisitions of hotel properties	(84,416,539)	(55,916,433)
Net cash used in investing activities	(87,313,323)	(64,973,115)

Cash flows from financing activities
Proceeds from issuance of common stock	27,341,593	65,662,446
Redemptions of common stock	(507,231)	(256,201)
Offering costs paid	(3,476,841)	(7,380,319)
Special contribution	350,000	—
Dividends paid	(6,605,520)	(2,971,177)
Operating partnership distributions paid	(267,709)	(80)
Proceeds of notes payable	71,500,000	32,250,000
Repayments of notes payable	(13,135,923)	(1,141,726)
Payment of deferred loan costs	(1,816,093)	(1,380,370)
Distributions to noncontrolling interest in joint venture	(48,484)	(272,522)
Net cash provided by financing activities	73,333,792	84,510,051

Net change in cash and cash equivalents	(9,772,844)	18,519,757
Cash and cash equivalents at beginning of period	23,844,072	5,324,315
Cash and cash equivalents at end of period	$14,071,228	$23,844,072

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,127,305	$3,187,714
Income taxes paid	$188,780	$22,241
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Increase (decrease) in accrued offering costs due to related party	$(56,682)	$222,509
Contributions from noncontrolling interest in operating partnership	$7,268,197	$—
Assumption of notes payable in connection with acquisition of hotel properties	$7,167,151	$37,155,567
Issuance of common stock from dividend reinvestment plan	$3,632,490	$1,367,044
Dividends payable	$888,434	$642,436

See accompanying notes to consolidated financial statements.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

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

As of December 31, 2015, the Company owned (1) nine hotel properties located in Texas, Tennessee, South Carolina, and Pennsylvania comprising a total of 1,154 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest in a 95-room hotel property in Fort Worth Texas, (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”) and (4) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of Sponsor to be used to acquire a commercial property located in Katy, Texas. For more information on the Company’s portfolio, see Notes 3 and 4.

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

On October 12, 2012, the Company commenced its follow-on public offering of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the follow-on offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the follow-on offering, the Company had accepted investors’ subscriptions for, and issued, 11,826,697 shares of its common stock in the follow-on offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $113,162,397. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP offering”). The Company continues to offer shares of common stock pursuant to the DRIP. As of December 31, 2015, the Company had accepted subscriptions for, and issued, 12,952,950 shares of common stock in the Company’s initial public offering and follow-on public offering, including 506,056 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $124,129,110. As of December 31, 2015, the Company had sold 65,344 shares pursuant to the DRIP in our DRIP offering, and 2,434,656 shares of common stock remained available for sale pursuant to the DRIP.

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

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The special units of the OP (the “Special Units”) held by an affiliate of Advisor will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement) all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9, upon the occurrence of any of the other events which trigger redemption of the Special Units, the Special Units will be redeemed, at Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of December 31, 2015 or 2014.

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

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

The Company terminated its follow-on offering on February 20, 2015. Total offering costs for the follow-on offering were $14,107,844, comprised of $11,382,981 of offering costs for the follow-on offering incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor for the follow-on offering. As of December 31, 2015, total offering costs for the DRIP offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP offering and $124,000 in reimbursable costs to Advisor for the DRIP offering. As of December 31, 2015, the Company had $129,153 payable to Advisor for reimbursable offering costs related to the follow-on and DRIP offerings. Offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, the Company was subject to normal federal and state corporation income taxes.

As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to wholly owned taxable REIT subsidiaries that are subject to federal, state and local income taxes.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of December 31, 2015.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2011 through 2015 remaining subject to examination by various federal and state tax jurisdictions.

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
For the Years Ended December 31, 2015 and 2014

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

The Company elected not to use the fair value option for cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For fair value of the Company’s notes payable, see Note 5.

Concentration of Credit Risk

As of December 31, 2015, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Valuation and Allocation of Hotel Properties — Acquisition

Upon acquisition, the purchase price of hotel properties is allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

The tangible assets acquired consists of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and buildings are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or a gain on acquisition of hotel property.

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Valuation and Allocation of Hotel Properties — Ownership

Investment in hotel properties is recorded at cost less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives
Buildings and improvements	39-40	years
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2015 and 2014.

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
For the Years Ended December 31, 2015 and 2014

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the years ended December 31, 2015 or 2014.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Earnest money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Deferred Costs

Deferred costs consist of deferred loan costs and franchise costs. Deferred loan costs are recorded at cost and are amortized to interest expense using a method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred costs was $710,339 and $241,928 as of December 31, 2015 and December 31, 2014, respectively. Expected future amortization of deferred financing fees and franchise costs is as follows:

Years Ending December 31	Total	Loan Costs	Franchise Costs
2016	$667,739	$604,371	$63,368
2017	539,999	476,631	63,368
2018	302,355	238,987	63,368
2019	301,417	238,049	63,368
Thereafter	1,861,278	1,209,401	651,877
Total	$3,672,788	$2,767,439	$905,349

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 1,875 and 5,625 shares as of December 31, 2015 and 2014, respectively, held by the Company’s independent directors are included in the calculation of earnings per share. Restricted stock that has fully vested was included in basic earnings per share because such restricted stock participates in dividends.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common stockholders and comprehensive income (loss).

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. The Company implemented the provisions of ASU 2014-08 as of January 1, 2015. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promise goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-2 will have on the Company’s consolidated financial statements and related disclosures, but the Company does not anticipate that adoption of this accounting standard will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the Company’s fiscal year commencing on January 1, 2016. The Company does not anticipate that the adoption of ASU No. 2015-16 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on the Company’s consolidated balance sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the Company’s fiscal year commencing on January 1, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2015:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,465,018

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,536,474

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,207,445

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,951,025

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	31,415,138

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	7,167,151

Totals				$232,373,887	1,476	$168,242,251

(1)	Excludes closing costs.
(2)	As of December 31, 2015.
(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel contributed their tenant-in-common (TIC) ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting class A membership interests of the Lyndhurst Joint Venture (the “Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Class A Interests.
(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC as described below.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Investments in hotel properties consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Land	$26,300,000	$17,573,000
Buildings and improvements	199,088,102	118,661,552
Furniture, fixtures and equipment	21,825,902	13,576,055
Total cost	247,214,004	149,810,607
Accumulated depreciation	(14,265,804)	(5,569,963)
Investment in hotel properties, net	$232,948,200	$144,240,644

Upon the closing of the acquisition of a hotel property, a wholly owned subsidiary of the TRS (the “Master Tenant”), entered into a hotel lease agreement pursuant to which the entity that owns the hotel property, a wholly owned subsidiary of the OP, leases the hotel property to the Master Tenant. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the hotel property pursuant to a hotel management agreement with the Master Tenant.

Hotel property acquisitions and dispositions in for the years ended December 31, 2015 and 2014 were as follows:

Great Valley Hotel

On March 27, 2015, Moody National Lancaster-Frazer Holding, LLC, a wholly owned subsidiary of the OP (“Moody Great Valley Holding”), acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel, for an aggregate purchase price of $11,000,000, excluding acquisition costs. The Company financed the acquisition of the Great Valley Hotel with proceeds from its public offering and $8,200,000 of indebtedness secured by the Great Valley Hotel. The purchase price of the Great Valley Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,125,000, $8,125,000, and $750,000, respectively. Acquisition costs of $358,830 were expensed when incurred in connection with the acquisition of the Great Valley Hotel. The Company has recognized approximately $2,988,000 in revenues and a $216,000 net loss, which includes acquisition costs, for the Great Valley Hotel for the year ended December 31, 2015. In connection with the acquisition of the Great Valley Hotel, the Company formed a taxable REIT subsidiary (the “Great Valley Hotel TRS”).

Nashville Hotel

On June 16, 2015, Moody National Broadway-Nashville Holding, LLC, a wholly owned subsidiary of the OP (“Moody Nashville Holding”), acquired fee simple title to the Nashville Hotel from the current tenant-in-common owners of the Nashville Hotel, for an aggregate purchase price of $66,300,000, excluding acquisition costs. The Company financed the acquisition of the Nashville Hotel with a portion of the remaining proceeds from its public offering and $43,000,000 of indebtedness secured by the Nashville Hotel. The purchase price of the Nashville Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $7,100,000, $57,550,000, and $1,650,000, respectively. Acquisition costs of $1,417,679 were expensed when incurred in connection with the acquisition of the Nashville Hotel. The Company has recognized approximately $6,649,000 in revenues and a $915,000 net loss, which includes acquisition costs, for the Nashville Hotel for the year ended December 31, 2015. In connection with the acquisition of the Nashville Hotel, the Company formed a taxable REIT subsidiary (the “Nashville Hotel TRS”).

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Homewood Suites Austin Hotel

On August 3, 2015, Moody National Governors-Austin Holding, LLC, a wholly owned subsidiary of the OP (“Moody Homewood Suites Austin Holding”), acquired fee simple title to the Homewood Suites Austin Hotel from a third-party seller, for an aggregate purchase price of $14,250,000, excluding acquisition costs. The Company financed the acquisition of the Homewood Suites Austin Hotel with a portion of the remaining proceeds from its public offering and $11,000,000 of indebtedness secured by the Homewood Suites Austin Hotel. The purchase price of the Homewood Suites Austin Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,022,000, $12,515,000, and $713,000, respectively. Acquisition costs of $283,853 were expensed when incurred in connection with the acquisition of the Homewood Suites Austin Hotel. The Company has recognized approximately $1,660,000 in revenues and a $249,000 net loss, which includes acquisition costs, for the Homewood Suites Austin Hotel for the year ended December 31, 2015. In connection with the acquisition of the Homewood Suites Austin Hotel, the Company formed a taxable REIT subsidiary (the “Homewood Suites Austin Hotel TRS”).

Silicon Valley Hotel Disposition

On September 9, 2015, the Company sold its interest in a 127-suite hotel property located in Newark, California, commonly known as the TownePlace Suites by Marriott Newark/Silicon Valley (the “Silicon Valley Hotel”), to an unaffiliated buyer for an aggregate sales price of approximately $24,500,000, excluding closing costs. The Company recognized a gain on sale of hotel property of $10,145,221. The Company paid a selling commission of $183,750 to Moody National Realty Company, L.P., an affiliate of the Company. This disposition is not considered discontinued operations and operations of the hotel continue to be shown as part of continuing operations

TownPlace Suites Fort Worth Hotel

On December 18, 2015, the Company acquired an interest in a 95-unit TownPlace Suites hotel property located in Fort Worth, Texas (the “TownPlace Suites Fort Worth Hotel”) from the then current tenant-in-common owners (“TIC Owners”) of the TownPlace Suites Fort Worth Hotel for an aggregate purchase price of $7,301,887, exclusive of closing costs, including the assumption of the outstanding debt secured by the TownPlace Suites Fort Worth Hotel. In connection with the acquisition of the TownPlace Suites Fort Worth Hotel, Moody National International-Fort Worth Holding, LLC, a wholly owned subsidiary of the OP (“Moody TownPlace Suites Fort Worth Holding”) assumed a loan secured by the TownPlace Suites Fort Worth Hotel with an original principal amount of $7,840,000. The Company recorded the TownPlace Suites Fort Worth Hotel at its fair value as of the date of acquisition of $10,000,000. The Company recognized a gain on acquisition of hotel property of $2,698,113.

Effective December 18, 2015, fifteen of the TIC Owners (the “Contributing Members”) contributed title to their respective ownership interests, as tenants-in-common in the TownPlace Suites Fort Worth Hotel, to MN Fort Worth Venture, LLC, a subsidiary of the Company’s OP (the “Fort Worth Joint Venture”), in exchange for 100% of the Class A membership interests (“Class A Interests”) of the Fort Worth Joint Venture. The tenant-in common ownership interests in the TownPlace Suites Fort Worth Hotel contributed to the Fort Worth Joint Venture by the Contributing Members are valued at $1,000 in the aggregate. In addition, the OP contributed $100 in cash to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests (the “Class B Interests”) of the Fort Worth Joint Venture. Pursuant to the limited liability company operating agreement of the Fort Worth Joint Venture (the “Fort Worth JV Agreement”), the OP has also paid approximately $3,146,000 in costs and fees and capital reserve requirements associated with the transfer of the TownPlace Suites Fort Worth Hotel to the Fort Worth Joint Venture, including (i) a loan assumption fee of approximately $36,000, (ii) a franchise property improvement plan escrow of approximately $2,689,000, and (iii) approximately $421,000 in other closing costs, including a disposition fee of $250,850 to Moody National Realty Company, L.P., an affiliate of the Company, all of which amounts will be deemed additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Class B Interests.

Pursuant to the Fort Worth JV Agreement, the OP will serve as the sole manager of the Fort Worth Joint Venture and will manage the business and affairs of the Fort Worth Joint Venture. Under the Fort Worth JV Agreement, the Contributing Members, as holders of the Class A Interests (“Class A Holders”), will have no voting or consent rights with respect to the management of the Fort Worth Joint Venture except as specifically set forth in the Fort Worth JV Agreement or as required by applicable law. Pursuant to the Fort Worth JV Agreement, cash available for distribution to the members of the Fort Worth Joint Venture, as determined by the OP in its discretion as the manager, will be distributed as follows: first, 100% to the OP as the holder of the Class B Interests (the “Class B Holder”) until the Class B Holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Fort Worth Joint Venture; second, 100% to the Class B Holder until the Class B Holder has received a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture; and third, 50% to the Class B Holder and 50% to the Class A Holders (in accordance with each Class A Holder’s respective membership interests in the Fort Worth Joint Venture).

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Two of the TIC Owners elected not to contribute their respective tenant-in-common ownership interests in the TownPlace Suites Fort Worth Hotel to the Fort Worth Joint Venture and instead elected to have their tenant-in-common ownership interests redeemed by Moody National Realty Company, L.P. for $1.00 and the assumption of the Property Loan by the Moody TownPlace Suites Fort Worth Holding.

The purchase price of the TownPlace Suites Fort Worth Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,800,000, $7,107,000, and $1,093,000, respectively. Acquisition costs of $528,544 were expensed when incurred in connection with the acquisition of the TownPlace Suites Fort Worth Hotel. The Company has recognized approximately $42,000 in revenues and a $569,000 net loss, which includes acquisition costs and excludes gain on acquisition of hotel property, for the TownPlace Suites Fort Worth Hotel for the year ended December 31, 2015. In connection with the acquisition of the TownPlace Suites Fort Worth Hotel, the Company formed a taxable REIT subsidiary (the “TownPlace Suites Fort Worth Hotel TRS”).

Grapevine Hotel

On March 31, 2014, Moody National 2020-Grapevine Holding, LLC, a wholly owned subsidiary of the OP (“Moody Grapevine Holding”) acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, an affiliate of the Advisor, Moody National RI Grapevine MT, LLC, an affiliate of the Advisor, and Moody National Management, LP, for an aggregate purchase price of $20,500,000, excluding acquisition costs. The Company financed the acquisition of the Grapevine Hotel with proceeds from its public offering and approximately $13,250,000 of indebtedness secured by the Grapevine Hotel. The purchase price of the Grapevine Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,600,000, $17,500,000, and $400,000, respectively. Acquisition costs of $490,690 were incurred and expensed in connection with the acquisition of the Grapevine Hotel. The Company has recognized approximately $5,997,000 in revenues and a $246,000 net income, which includes acquisition costs, for the Grapevine Hotel for the period from the acquisition date through December 31, 2015. In connection with the acquisition of the Grapevine Hotel, the Company formed a taxable REIT subsidiary (the “Grapevine Hotel TRS”).

Silicon Valley Hotel

On June 24, 2014, Moody National Cedar-Newark Holding, LLC, a wholly owned subsidiary of the OP (“Moody Silicon Valley Holding”), acquired fee simple title to the Silicon Valley Hotel from Moody Newark, LLC, an unaffiliated third party, for an aggregate purchase price of $10,000,000, excluding acquisition costs. The Company financed the acquisition of the Silicon Valley Hotel with proceeds from its public offering and the assumption of the existing mortgage loan secured by the Silicon Valley Hotel with an original principal amount of $5,250,000 and a balance of $5,060,493 assumed on the date of acquisition. The purchase price of the Silicon Valley Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,320,000, $6,302,000 and $378,000, respectively. Acquisition costs of $329,776 were incurred and expensed in connection with the acquisition of the Silicon Valley Hotel. The Company has recognized approximately $3,458,000 in revenues and a $707,000 net income, which includes acquisition costs, for the Silicon Valley Hotel for the period from the acquisition date through the date of disposition. In connection with the acquisition of the Silicon Valley Hotel, the Company formed a taxable REIT subsidiary (the “Silicon Valley Hotel TRS”).

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
For the Years Ended December 31, 2015 and 2014

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

The purchase price of the Lyndhurst Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $3,400,000, $26,322,000 and $3,600,000, respectively. Acquisition costs of $2,652,173, including the transfer taxes and sales commission discussed above, were incurred and expensed in connection with the acquisition of the Lyndhurst Hotel. The Company has recognized approximately $8,350,000 in revenues and a $1,971,000 net loss, which includes acquisition costs, for the Lyndhurst Hotel for the period from the acquisition date through December 31, 2015. In connection with the acquisition of the Lyndhurst Hotel, the Company formed a taxable REIT subsidiary (the “Lyndhurst Hotel TRS”).

Austin Arboretum Hotel

On November 20, 2014, Moody National Research-Austin Holding, LLC, a wholly owned subsidiary of the OP (“Moody Austin Arboretum Holding”), acquired fee simple title to the Austin Arboretum Hotel from an unaffiliated third party for an aggregate purchase price of $29,250,000, excluding acquisition costs. The Company financed the acquisition of the Austin Arboretum Hotel with proceeds from its ongoing public offering and approximately $19,000,000 of indebtedness secured by the Austin Arboretum Hotel. The purchase price of the Austin Arboretum Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,493,000, $25,832,000 and $1,925,000, respectively. Acquisition costs of $601,917 were incurred and expensed in connection with the acquisition of the Austin Arboretum Hotel. The Company has recognized approximately $5,662,000 in revenues and a $235,000 net loss, which includes acquisition costs, for the Austin Arboretum Hotel for the period from the acquisition date through December 31, 2015. In connection with the acquisition of the Austin Arboretum Hotel, the Company formed a taxable REIT subsidiary (the “Austin Arboretum Hotel TRS”).

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

The following unaudited pro forma consolidated financial information for the years ended December 31, 2015 and 2014 is presented as if the Company had not acquired the Silicon Valley Hotel and acquired the Grapevine Hotel, Lyndhurst Hotel, Austin Arboretum Hotel, Great Valley Hotel, Nashville Hotel, Homewood Suites Austin Hotel, and the Fort Worth Hotel on January 1, 2014. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Grapevine Hotel, Lyndhurst Hotel, Austin Arboretum Hotel, Great Valley Hotel, Nashville Hotel, Homewood Suites Austin Hotel and the Fort Worth Hotel on January 1, 2014, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2015	2014
Revenue	$59,043,398	$55,560,504
Net income (loss)	291,518	(8,903,163)
Net loss attributable to common shareholders	(28,113)	(8,981,199)
Net loss per common share - basic and diluted	$(0.01)	$(1.47)

4. Notes Receivable

As of December 31, 2015 and 2014, mortgage note receivable amounts were $11,839,171 and $12,059,932, respectively. As of December 31, 2015 and 2014, note receivable from related party amounts were $9,000,000 and $0, respectively.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5. As of December 31, 2015, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” for the (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

The estimated fair value of the Company’s note receivable as of December 31, 2015 and 2014 was $11,839,171 and $12,059,932, respectively. The fair value of the note receivable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

 Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note Receivable from Related Party

On August 21, 2015, the Company originated a loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). The Related Party Note proceeds were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”).

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

5. Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2015, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2015 and 2014, the Company’s notes payable consisted of the following:

	Principal as of December 31, 2015	Principal as of December 31, 2014	Interest Rate at December 31, 2015	Maturity Date
Hyatt Place Note Acquisition Note	$9,994,173	$10,340,926	3.000%	May 5, 2018
Woodlands Hotel Loan	9,300,000	6,646,904	4.690%	April 11, 2025
Germantown Hotel Loan	7,465,018	7,599,577	4.300%	May 6, 2023
Charleston Hotel Loan	7,536,474	7,650,037	5.193%	August 1, 2023
Austin Hotel Loan	11,207,445	11,363,375	5.426%	January 6, 2024
Grapevine Hotel Loan	12,951,025	13,134,354	5.250%	April 6, 2024
Silicon Valley Hotel Loan	—	5,007,932	5.500%	July 6, 2022
Lyndhurst Hotel Loan	31,415,138	31,962,091	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	—	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	—	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	—	4.650%	August 11, 2025
TownPlace Suites Fort Worth Loan	7,167,151	—	6.136%	July 6, 2017
Total	$178,236,424	$112,705,196

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

The notes payable are secured by the respective hotel properties or the mortgage note receivable, as applicable, and are payable in monthly installments of principal and interest.

Maturities of notes payable as of December 31, 2015 are as follows:

Year ending December 31,
2016	$1,673,229
2017	39,760,777
2018	11,417,580
2019	2,251,410
2020	2,343,028
Thereafter	120,790,400
Total	$178,236,424

 The estimated fair value of the Company’s notes payable as of December 31, 2015 and 2014 was $177,000,000 and $114,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of December 31, 2015, the Company had issued 13,018,294 shares of common stock in the Company’s public offerings, net of redemptions, including 605,383 shares issued pursuant to the DRIP. As of December 31, 2015, there were a total of 13,091,766 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock as discussed in Note 8.

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2015 and 2014.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRIP (1)(2)	Total Amount of Distribution (1)
First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015 (3)	1,980,101	978,008	2,958,109
Fourth Quarter 2015	1,653,259	943,606	2,596,865
Total	$6,605,520	$3,632,490	$10,238,010

First Quarter 2014	$482,348	$194,592	$676,940
Second Quarter 2014	630,089	257,705	887,794
Third Quarter 2014	817,665	388,742	1,206,407
Fourth Quarter 2014	1,041,075	526,005	1,567,080
Total	$2,971,177	$1,367,044	$4,338,221

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to the DRIP.
(3)	Includes special distribution to stockholders of $350,000 as discussed in Note 7.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in Operating Partnership at December 31, 2015 was $7,193,407, which represented ownership interests in the Operating Partnership, and is reported in equity in the consolidated balance sheets. Income (loss) from the Operating Partnership attributable to these noncontrolling interests was $241,693 and $(63) for the years ended December 31, 2015 and 2014, respectively.

Noncontrolling Interest in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at December 31, 2015 was $321,031, which represented ownership interests in the Joint Venture, the Fort Worth Joint Venture and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $77,938 and $78,099 for the years ended December 31, 2015 and 2014, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering and follow-on offering, received a selling commission of up to 6.5% of gross offering proceeds raised in the Company’s public offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in the Company’s public offerings, a portion of which could be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of December 31, 2015, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the initial and follow-on offerings, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the initial and follow-on offerings, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2015, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 and $2,849,000 related to the initial, follow-on and DRIP offerings, respectively.

As of December 31, 2015, total offering costs for the follow-on offering were $14,107,844. The Company directly incurred $11,382,981 of offering costs for the follow-on offering and $2,724,863 in offering costs reimbursable to Advisor for the follow-on offering. As of December 31, 2015, total offering costs for the DRIP offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs reimbursable to Advisor for the DRIP offering. As of December 31, 2015, the Company had $129,153 payable to Advisor for offering costs related to the follow-on and DRIP offerings. As of December 31, 2015, offering costs related to the follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering. The Company has not reimbursed Advisor any funds for organization costs for the follow-on offering.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the year ended December 31, 2015, the Company paid Advisor acquisition fees of $1,476,750 in connection with the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel. For the year ended December 31, 2014, the Company paid Advisor acquisition fees of $1,436,738 in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel, and the Austin Arboretum Hotel. Acquisition fees are recorded as property acquisition expenses in the Company’s consolidated statements of operations.

Debt Financing Fee

Advisor receives a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2015, the Company paid $787,000 in debt financing fees to Advisor for financing incurred in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel. For the year ended December 31, 2014, the Company paid $694,051 in debt financing fees to Advisor for financing incurred in connection with the acquisition of the Grapevine Hotel, the Silicon Valley Hotel, the Lyndhurst Hotel, and the Austin Arboretum Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the year ended December 31, 2015 and 2014, the Company incurred asset management fees of $2,071,879 and $953,147, respectively, payable to Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. For the year ended December 31, 2015, the Company paid a disposition fee to Advisor in the amount of $551,250, or 2.25% of the contract sales price, in connection with the sale of the Silicon Valley Hotel. The Company did not pay Advisor any disposition fees for the year ended December 31, 2014.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, total operating expenses of the Company were $3,197,099, which included $2,370,995 in operating expenses incurred directly by the Company and $826,104 incurred by Advisor on behalf of the Company. Of the $3,197,099 in total operating expenses incurred during the four fiscal quarters ended December 31, 2015, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $826,000 in operating expenses during the four fiscal quarters ended December 31, 2015. Additionally, Advisor has incurred $4,466,940 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended December 31, 2015. Subject to a future determination by the board of directors, a portion of this amount is not reimbursable to Advisor nor an obligation of the Company.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of December 31, 2015.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the years ended December 31, 2015 and 2014, the Company paid the Property Manager property management fees of $1,532,740 and $700,168, respectively, and accounting fees of $287,500 and $167,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Receivable from Related Parties

On August 21, 2015, pursuant to the Related Party Note, the Company made a loan~~,~~ in the amount of $9,000,000~~,~~ to DST Sponsor, an affiliate of the Company, the proceeds of which were used by DST Sponsor for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an exit fee of $90,000 is payable by DST Sponsor to the Company upon maturity of the Related Party Note. The Related Party Note bears interest at a rate of 12% per annum and is due August 16, 2016.

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

Note Joint Venture

As discussed in Note 4, as of December 31, 2015, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Grapevine Hotel

On March 31, 2014, the OP acquired fee simple title to the Grapevine Hotel from Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC, and Moody National Management, LP, each an affiliate of the Company, for an aggregate purchase price of $20,500,000, excluding acquisition costs.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Great Valley Hotel

On March 27, 2015, the OP acquired fee simple title to the Great Valley Hotel from the TIC Owners, the current tenant-in-common owners of the Great Valley Hotel, for an aggregate purchase price, exclusive of closing costs, of approximately $11,000,000. The TIC Owners acquired their tenant-in-common interests in the Great Valley Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Nashville Hotel

On June 16, 2015, the OP acquired fee simple title to the Lyndhurst Hotel from the TIC Owners, current tenant-in-common owners of the Nashville Hotel, for an aggregate purchase price, exclusive of closing costs, of approximately $66,300,000. The TIC Owners acquired their tenant-in-common interests in the Nashville Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Fort Worth Hotel

On December 18, 2015, the OP acquired an interest in the Fort Worth Hotel from the TIC Owners, the current tenant-in-common owners of the Fort Worth Hotel, for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Fort Worth Hotel, of approximately $7,301,887. The TIC Owners acquired their tenant-in-common interests in the Fort Worth Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Pursuant to the Fort Worth Joint Venture Agreement, the OP will serve as the sole manager of the Fort Worth Joint Venture and will manage the business and affairs of the Fort Worth Joint Venture. Pursuant to the Fort Worth Joint Venture Agreement, the contributing TIC members, as holders of the Class A Interests (“Class A Holders”), will have no voting or consent rights with respect to the management of the Fort Worth Joint Venture except as specifically set forth in the Fort Worth Joint Venture Agreement or as required by applicable law. Pursuant to the Fort Worth Joint Venture Agreement, cash available for distribution to the members of the Fort Worth Joint Venture, as determined by the OP in its discretion as the manager, will be distributed as follows: (1) first, 100% to the OP as the holder of the Class B Interests (the “Class B Holder”) until the Class B Holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Fort Worth Joint Venture, (2) second, 100% to the Class B Holder until the Class B Holder has received a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (3) third, 100% to the Class A Holders until they have received a return of 100% of their unreturned capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (4) fourth, 50% to the Class B Holder and 50% to the Class A Holders (in accordance with each Class A Holder’s respective membership interests in the Fort Worth Joint Venture).

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Payment from Moody Securities

On March 27, 2015, Moody Securities entered into a Notice of Acceptance Letter, Waiver and Consent with FINRA whereby Moody Securities, among other things, agreed to pay the Company $350,000 to be distributed pro rata to the Company’s stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with the Company’s initial public offering under FINRA rules. Moody Securities paid the Company $350,000 on July 21, 2015 which was recorded as a special contribution to the Company in the consolidated statements of equity and the Company made a special distribution to stockholders of $350,000 on July 28, 2015.

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors receives 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of December 31, 2015, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

A total of 2,500 and 7,500 shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, a total of 51,250 shares of restricted stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $52,923 and $75,260 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there were 1,875 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 12, 2015. The remaining unrecognized compensation expense of $14,077 will be recognized during the first, second and third quarters of 2016.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2013	8,125	$10.00
Shares granted on August 11, 2014	7,500	10.00
Shares vested	(10,000)	10.00

Balance of non-vested shares as of December 31, 2014	5,625	10.00
Shares granted on August 12, 2015	2,500	10.00
Shares vested	(6,250)	10.00
Balance of non-vested shares as of December 31, 2015	1,875	$10.00

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

9. Subordinated Participation Interest

Pursuant to the limited partnership agreement of the OP, the holders of the Special Units will be entitled to distributions from the OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received in the aggregate cumulative distributions from operating income, sales proceeds or other sources equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return thereon. The Special Partnership Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement or (2) a listing of the Company’s common stock on a national securities exchange.

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2015 and 2014, the Company escrows payments required for insurance, real estate taxes, capital improvements, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of December 31, 2015 and 2014 are as follows:

	2015	2014
Property improvement plan	$7,031,398	$2,404,527
Real estate taxes	2,182,435	812,410
Insurance	379,907	411,234
Hotel furniture and fixtures	2,154,650	1,394,978
Seasonality	290,061	365,044
Total restricted cash	$12,038,451	$5,388,193

Franchise Agreements

As of December 31, 2015, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.50% and 4.3% of room revenue. For the years ended December 31, 2015 and 2014, the Company incurred franchise fee expense of approximately $4.1 million and $1.8 million, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than each TRS) for the years ended December 31, 2015 and 2014 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

The TRS’s had deferred tax assets of $1,345,000 and $587,000 as of December 31, 2015 and 2014, respectively, related to net operating loss carry-forwards. As of December 31, 2015, the TRS’s had operating loss carry-forwards of approximately $3,242,000 expiring in 2034 and 2035.

As of December 31, 2015, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

The income tax expense (benefit) for the years ended December 31, 2015 and 2014 consisted of the following:

	Years ended December 31,
	2015	2014
Current expense	$266,000	$91,800
Deferred benefit	(758,000)	(587,000)
Total income tax benefit	$(492,000)	$(495,200)

Federal	$(531,500)	$(466,000)
State	39,500	(29,200)
Total income tax benefit	$(492,000)	$(495,200)

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2015	2014
Expected federal tax expense (benefit) at statutory rate	$1,426,000	$(2,093,000)
Tax impact of REIT election	(1,957,500)	1,627,000
Expected tax benefit at TRS	(531,500)	(466,000)
State income tax expense (benefit), net of federal tax benefit	39,500	(29,200)
Income tax benefit	$(492,000)	$(495,200)

13. Subsequent Events

Distributions Declared

On December 31, 2015, the Company declared a distribution in the aggregate amount of $888,434, of which $558,875 was paid in cash on January 15, 2016, and $329,559 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On January 31, 2016 the Company declared a distribution in the aggregate amount of $888,074 of which $560,500 was paid in cash on February 12, 2016 and $327,574 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On February 29, 2016, the Company declared a distribution in the aggregate amount of $832,350 of which $524,196 was paid in cash on March 15, 2016 and $308,154 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock.

Extension of Term of Advisory Agreement

On March 24, 2016, the Company entered into an amendment to the Advisory Agreement with Advisor, which extended the term of the Advisory Agreement for an additional one-year term expiring on April 15, 2017.

Determination of Estimated Value Per Share

On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.75.

Revision of DRIP Price Per Share

On March 24, 2016, in connection with the board of directors’ determination of the Company’s estimated value of per share, the board of directors elected to revise the price of shares sold pursuant to the Company’s DRIP from $9.50 per share to $10.21 per share, which is 95% of the estimated value per share of $10.75. This change will be effective on not less than 10 days’ notice to our stockholders.

Formation of Special Committee

On March 24, 2016, the Company’s board of directors approved the formation of a special committee of two of the Company’s independent directors to consider potential strategic transactions (the “Special Committee”). The Special Committee’s responsibilities include: (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to the Company’s board of directors concerning any strategic transactions. The special committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. The special committee is comprised of two independent directors, Messrs. William H. Armstrong, III and John P. Thompson.

Suspension of Share Redemption Program

In connection with the formation of the Special Committee, the Company’s board of directors elected to suspend the Company’s share redemption program, effective on not less than 30 days’ notice to our stockholders.

MOODY NATIONAL REIT I, INC.

 SCHEDULE III

 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2015

 (in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	$9,300,000	$2,460,000	$9,540,000	$12,000,000	$1,724,951	$2,460,000	$11,264,951	$13,724,951	$1,656,101	2001	November 8, 2012
Hyatt Place Germantown	Germantown, Tennessee	100.0%	$7,465,018	$1,800,000	$9,500,000	$11,300,000	$34,143	$1,800,000	$9,534,143	$11,334,143	$1,445,565	2009	April 9, 2013
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	$7,536,474	$1,000,000	$10,800,000	$11,800,000	$39,405	$1,000,000	$10,839,405	$11,839,405	$1,471,744	2009	July 2, 2013
Hampton Inn Austin	Austin, Texas	100.0%	$11,207,445	$1,500,000	$13,850,000	$15,350,000	$2,037,365	$1,500,000	$15,887,365	$17,387,365	$1,745,872	1997	December 30, 2013
Residence Inn Grapevine	Grapevine, Texas	100.0%	$12,951,025	$2,600,000	$17,900,000	$20,500,000	$2,276,571	$2,600,000	$20,176,571	$22,776,571	$1,449,710	2007	March 31, 2014
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(2)	$31,415,138	$3,400,000	$29,922,000	$33,322,000	$1,665,911	$3,400,000	$31,587,911	$34,987,911	$2,753,537	1990	September 30, 2014
Hilton Garden Inn Austin	Austin, Texas	100.0%	$19,000,000	$1,493,000	$27,757,000	$29,250,000	$621,791	$1,493,000	$28,378,791	$29,871,791	$1,628,018	2002	November 20, 2014
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	$8,200,000	$2,125,000	$8,875,000	$11,000,000	$1,652,303	$2,125,000	$10,527,303	$12,652,303	$497,256	1998	March 27, 2015
Embassy Suites Nashville	Nashville, Tennessee	100.0%	$43,000,000	$7,100,000	$59,200,000	$66,300,000	$2,089,564	$7,100,000	$61,289,564	$68,389,564	$1,336,395	2001	June 16, 2015
Homewood Suites Austin	Austin, Texas	100.0%	$11,000,000	$1,022,000	$13,228,000	$14,250,000	$0	$1,022,000	$13,228,000	$14,250,000	$259,991	1998	August 3, 2015
TownPlace Suites Fort Worth	Fort Worth, Texas	(2)	$7,167,151	$1,800,000	$8,200,000	$10,000,000	$0	$1,800,000	$8,200,000	$10,000,000	$21,615	1998	December 18, 2015
		Total	$168,242,251	$26,300,000	$208,772,000	$235,072,000	$12,142,004	$26,300,000	$220,914,004	$247,214,004	$14,265,804

(1)	The aggregate cost of real estate for federal income tax purposes was $216,447,129 as of December 31, 2015.
(2)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT I, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

	2015	2014
Real estate:
Balance at the beginning of the year	$149,810,607	$50,603,360
Acquisitions	101,550,000	93,072,000
Improvements and additions	8,386,102	6,135,247
Dispositions	(12,532,705)	—
Balance at the end of the year	$247,214,004	$149,810,607

Accumulated depreciation:
Balance at the beginning of the year	$5,569,963	$1,467,236
Depreciation	9,431,263	4,102,727
Dispositions	(735,422)	—
Balance at the end of the year	$14,265,804	$5,569,963

