Form 10-K/A
period 2015-12-31
Moody National REIT I, Inc.
filed 2016-04-15
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________.

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

Common Stock, par value $0.01 per share

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

As of March 31, 2016, there were 13,173,601 shares of the common stock of the registrant outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to file the consent of Frazier & Deeter, LLC, attached hereto as Exhibit 23.1, consenting to the incorporation by reference in our Registration Statement on Form S-3 (File No. 333-207805) of certain information contained in the Original Filing.

This Amendment No. 1 is limited in scope to the item identified above and should be read in conjunction with the Original Filing and our other filings with the SEC. Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

23.1	Consent of Frazier & Deeter, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: April 15, 2016	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)