Form 10-Q
period 2016-03-31
Moody National REIT I, Inc.
filed 2016-05-16
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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
Yes  ☐    No  ☒

As of May 4, 2016, there were 13,187,603 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Investment in hotel properties, net	$233,824,476	$232,948,200
Cash and cash equivalents	14,033,165	14,071,228
Restricted cash	7,167,512	12,038,451
Accounts receivable, net of allowance of $30,000 and $32,000 as of March 31, 2016 and December 31, 2015, respectively	897,622	731,618
Mortgage note receivable	11,783,229	11,839,171
Note receivable from related party	9,000,000	9,000,000
Prepaid expenses and other assets	2,579,807	1,962,532
Earnest money and deposits	—	2,125,000
Deferred costs, net of accumulated amortization of $95,493 and $79,651 as of March 31, 2016 and December 31, 2015, respectively	889,507	905,349
Due from related parties	2,837,211	1,479,300

Total Assets	$283,012,529	$287,100,849

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of issuance costs	$175,202,603	$175,468,985
Accounts payable and accrued expenses	5,826,170	6,268,155
Due to related parties	—	96,088
Dividends payable	891,781	888,434
Operating partnership distributions payable	49,281	49,391

Total Liabilities	181,969,835	182,771,053

Special Partnership Units – 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,173,601 and 13,091,766 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	131,736	130,918
Additional paid-in capital	115,308,073	114,526,834
Accumulated deficit	(21,706,293)	(17,843,394)
Total stockholders’ equity	93,733,516	96,814,358
Noncontrolling interest in Operating Partnership	6,979,611	7,193,407
Noncontrolling interest in consolidated joint venture	328,567	321,031
Total Equity	101,041,694	104,328,796

TOTAL LIABILITIES AND EQUITY	$283,012,529	$287,100,849

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue
Room revenue	$12,858,346	$9,286,370
Other revenue	809,831	565,627
Total hotel revenue	13,668,177	9,851,997
Interest income from notes receivable	445,215	154,851
Total revenue	14,113,392	10,006,848

Expenses
Hotel operating expenses	8,463,385	5,987,264
Property taxes, insurance and other	905,909	627,046
Depreciation and amortization	2,778,327	1,901,081
Property acquisition expenses	—	376,440
Corporate general and administrative	1,200,836	755,298
Total expenses	13,348,457	9,647,129

Operating income	764,935	359,719

Interest expense and amortization of deferred loan costs	2,322,178	1,572,760

Loss before income tax expense	(1,557,243)	(1,213,041)
Income tax benefit	257,000	6,600

Net loss	(1,300,243)	(1,206,441)
Income attributable to noncontrolling interest from consolidated joint ventures	(19,657)	(19,252)

Loss attributable to noncontrolling interest in Operating Partnership	69,206	4
Net loss attributable to common stockholders	$(1,250,694)	$(1,225,689)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.10)	$(0.10)
Dividends declared	$0.20	$0.20
Weighted average common shares outstanding	13,135,326	11,763,298

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2016

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Consolidated Joint Venture	Total Equity

Balance at December 31, 2015	—	$—	13,091,766	$130,918	$114,526,834	$(17,843,394)	726,920	$7,193,407	$321,031	$104,328,796
Redemption of common stock	—	—	(19,774)	(198)	(190,032)	—	—	—	—	(190,230)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	101,609	1,016	964,271	—	—	—	—	965,287
Stock-based compensation	—	—	—	—	7,000	—	—	—	—	7,000
Net income (loss)	—	—	—	—	—	(1,250,694)	—	(69,206)	19,657	(1,300,243)
Dividends and distributions declared	—	—	—	—	—	(2,612,205)	—	(144,590)	(12,121)	(2,768,916)
Balance at March 31, 2016	—	$—	13,173,601	$131,736	$115,308,073	$(21,706,293)	726,920	$6,979,611	$328,567	$101,041,694

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(1,300,243)	$(1,206,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,778,327	1,901,081
Amortization of deferred loan costs	150,266	133,404
Stock-based compensation	7,000	20,769
Deferred income tax	(307,000)	(185,000)
Changes in operating assets and liabilities:
Restricted cash	1,774,627	759,015
Accounts receivable	(166,004)	(412,596)
Prepaid expenses and other assets	(310,275)	(366,653)
Due from related parties	—	—
Accounts payable and accrued expenses	(441,985)	578,164
Due to/from related parties	(324,846)	166,071
Net cash provided by operating activities	1,859,867	1,387,814

Cash flows from investing activities
Decrease (increase) in restricted cash	3,096,312	(1,373,093)
Earnest money and deposits	2,125,000	307,500
Repayments of mortgage note receivable	55,942	56,243
Due from related parties	(1,000,000)	—
Improvements and additions to hotel properties	(3,638,761)	(1,509,312)
Acquisitions of hotel properties	—	(11,000,000)
Net cash provided by (used in) investing activities	638,493	(13,518,662)

Cash flows from financing activities
Proceeds from issuance of common stock	—	27,196,047
Redemptions of common stock	(190,230)	—
Offering costs	(129,153)	(2,905,455)
Dividends paid	(1,643,571)	(1,348,289)
Operating partnership distributions paid	(144,700)	(20)
Proceeds from notes payable	—	17,500,000
Repayments of notes payable	(416,648)	(7,052,812)
Payments of deferred financing costs	—	(1,155,067)
Distributions to noncontrolling interest in joint venture	(12,121)	(12,121)
Net cash provided by (used in) financing activities	(2,536,423)	32,222,283

Net change in cash and cash equivalents	(38,063)	20,091,435
Cash and cash equivalents at beginning of period	14,071,228	23,844,072
Cash and cash equivalents at end of period	$14,033,165	$43,935,507

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,173,187	$1,491,096
Income taxes paid	$45,918	$22,000

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Increase (decrease) in accrued offering costs due to related party	$(129,153)	$18,128
Issuance of common stock from dividend reinvestment plan	$965,287	$746,826
Dividends payable	$891,781	$868,625
Operating partnership distributions payable	$49,281	$49,391

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

1.	Organization

Moody National REIT I, Inc. (the “Company”) was formed on January 15, 2008 as a Maryland corporation and elected to qualify as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2011. The Company was organized to acquire a diverse portfolio of real properties, primarily in the hospitality sector, as well as other commercial properties, real estate securities and debt-related investments. The Company was initially capitalized with the sale of shares of its common stock to Moody National REIT Sponsor, LLC (“Sponsor”) on February 19, 2008. The Company’s fiscal year end is December 31. For more information on the Company’s capitalization, see Note 6 (“Equity”).

As of March 31, 2016, the Company owned (1) nine hotel properties located in Texas, Tennessee, South Carolina, and Pennsylvania, comprising a total of 1,154 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest 95-suite hotel property in Fort Worth Texas, (3) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas (the “Hyatt Place Note”) and (4) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of Sponsor to be used to acquire a commercial property located in Katy, Texas. For more information on the Company’s portfolio, see Notes 3 (“Investment in Hotel Properties”) and 4 (“Notes Receivable”).

On April 15, 2009, the Company commenced its initial public offering (the “Initial Public Offering”) pursuant to a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering and up to $100,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRIP”). The Company accepted subscriptions for, and issued, 1,126,253 shares of its common stock in its Initial Public Offering, including 29,582 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $10,966,713. On October 12, 2012, the Company terminated its Initial Public Offering.

On October 12, 2012, the Company commenced its follow-on public offering (the “Follow-On Offering”) of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public in the primary offering and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the primary portion of the Follow-On Offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the Follow-On Offering, the Company had accepted investors’ subscriptions for, and issued, 11,806,923 shares of its common stock in the Follow-On Offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,964,654. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP Offering”). The Company continues to offer shares of common stock pursuant to the DRIP Offering. As of March 31, 2016, the Company had accepted subscriptions for, and issued, 12,933,176 shares of common stock in the Company’s Initial Public Offering and Follow-On Offering, including 540,039 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,931,367. As of March 31, 2016, the Company had sold 166,953 shares pursuant to the DRIP in the DRIP Offering, and 2,333,047 shares of common stock remained available for sale pursuant to the DRIP Offering.

The Company intends to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of the Company’s securities that the Company may conduct in the future to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.75 as of December 31, 2015. In connection with the determination of an estimated per share value, on March 24, 2016 the Company’s board of directors also determined to increase the purchase price of shares offered pursuant to the DRIP to $10.21, which became effective as of May 1, 2016. In the future, the Company’s board of directors may, in its sole discretion and from time to time, change the price at which it offers shares pursuant to the DRIP to reflect changes in the Company’s estimated value per share and other factors that the board of directors deems relevant.

Also on March 24, 2016, the Company’s board of directors approved the formation of a special committee of two of the Company’s independent directors (the “Special Committee”), to consider potential strategic transactions. The Special Committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to the board of directors concerning any strategic transactions. The Special Committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. In connection with the formation of the Special Committee, on March 24, 2016, the board of directors elected to suspend the Company’s share redemption program, which became effective as of May 6, 2016.

The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company and an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an amended and restated advisory agreement (the “Advisory Agreement”), by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and Advisor.

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The special units of the OP (the “Special Units”) held by an affiliate of Advisor will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement), all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9 (“Subordinated Participation Interest”), upon the occurrence of any of the other events which trigger redemption of the Special Units, the Special Units will be redeemed, at Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of assets sales, or a combination thereof.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance and the extent to which the Company has control or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by determining, among other things, if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of March 31, 2016 or December 31, 2015.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

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

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

The Company terminated its Follow-On Offering on February 20, 2015. Total offering costs for the Follow-On Offering were $14,100,332, comprised of $11,375,469 of offering costs for that offering incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor. As of March 31, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in reimbursable costs to Advisor. As of March 31, 2016, the Company had $0 payable to Advisor for reimbursable offering costs related to the Follow-On Offering and DRIP Offering. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in that offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying for taxation as a REIT, the Company was subject to normal federal and state corporation income taxes.

As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries (“TRSs”) that are subject to federal, state and local income taxes.

The Company accounts for income taxes of its TRSs using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2016.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2011 through 2016 remaining subject to examination by various federal and state tax jurisdictions.

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs, such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future income amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For fair value of the Company’s notes payable, see Note 5 (“Debt”).

Concentration of Credit Risk

As of March 31, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of a hotel property is allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations, if any, based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

The tangible assets acquired consist of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and buildings are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or a gain on acquisition of hotel property.

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are based on judgments and subject to being imprecise; accordingly, if different estimates and assumptions were used, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Valuation and Allocation of Real Property — Ownership

Investment in hotel properties is recorded at cost less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation or amortization expenses are computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties that it owns may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2016 and 2015.

In evaluating the Company’s hotel properties for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of the Company’s hotel properties, which could in turn result in different conclusions regarding impairment and material changes to the Company’s consolidated financial statements.

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Interest income is recognized when earned. Revenue is recorded net of any sales and other taxes collected from customers.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of three months or fewer at the date of purchase.

Restricted Cash

Restricted cash includes reserves for debt service, property taxes and insurance, as well as reserves for property improvements and replacement of furniture, fixtures and equipment, as required by certain management or mortgage debt agreement restrictions and provisions.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2016 or 2015.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Earnest money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $95,493 and $79,651 as of March 31, 2016 and December 31, 2015, respectively. Expected future amortization of deferred franchise costs, based on our obligations as of March 31, 2016, is as follows:

Years Ending December 31,	Franchise Costs
2016	$47,526
2017	63,368
2018	63,368
2019	63,368
Thereafter	651,877
Total	$889,507

Deferred Loan Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of deferred costs was $780,954 and $630,688 as of March 31, 2016 and December 31, 2015, respectively. Expected future amortization of deferred loan costs, based on our obligations as of March 31, 2016, is as follows:

Years Ending December 31,	Loan Costs
2016	$454,104
2017	476,631
2018	238,988
2019	238,049
Thereafter	1,209,401
Total	$2,617,173

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 1,250 and 3,750 shares as of March 31, 2016 and 2015, respectively, held by the Company’s independent directors are not included in the calculation of loss per share as the effect would have been anti-dilutive. Restricted stock that has fully vested was included in basic earnings per share because such restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common shareholders and comprehensive loss.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 did not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The Company adopted ASU 2015-03 and ASU 2015-15 during the first quarter of 2016. As a result, for all periods presented, deferred financing costs related to notes payable are included as reductions to notes payable, net of issuance costs. At December 31, 2015, deferred financing costs were reclassified as follows:

	Deferred Costs, Net of Accumulated Amortization	Notes Payable, Net of Debt Issuance Costs
December 31, 2015
As previously presented	$3,672,788	$178,236,424
Reclassification of deferred loan costs	(2,767,439)	(2,767,439)
As presented herein	$905,349	$175,468,985

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures. The Company’s has not yet selected a transition date nor has the Company determined the effect of ASU No. 2016-02 on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for income taxes for certain equity-based awards to employees. ASU No. 2016-09 is effective for the Company’s fiscal year commencing on January 1, 2017. The Company does not anticipate that the adoption of ASU No. 2016-09 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,430,242

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,506,881

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,166,708

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,903,204

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	31,272,003

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	7,135,090

Totals				$232,373,887	1,476	$167,914,128

(1)	Excludes closing costs.

(2)	As of March 31, 2016.

(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Lyndhurst Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel (the ”Lyndhurst TIC Owners”) contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting Class A membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Lyndhurst Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Lyndhurst Class A Interests.

(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC (the “Fort Worth Joint Venture”). The OP contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests of the Fort Worth Joint Venture (the “Fort Worth Class B Interests”). Pursuant to the operating agreement of the Fort Worth Joint Venture, the OP also agreed to pay up to $3.146 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel (the ”Fort Worth TIC Owners”) contributed their tenant-in-common ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting Class A membership interests of the Fort Worth Joint Venture (the “Fort Worth Class A Interests”). The OP serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to the OP and 50% to the holders of the Fort Worth Class A Interests.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Investments in hotel properties consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Land	$26,300,000	$26,300,000
Buildings and improvements	199,817,671	199,088,102
Furniture, fixtures and equipment	24,735,094	21,825,902
Total cost	250,852,765	247,214,004
Accumulated depreciation	(17,028,289)	(14,265,804)
Investment in hotel properties, net	$233,824,476	$232,948,200

4.	Notes Receivable

As of March 31, 2016 and December 31, 2015, mortgage note receivable amounts were $11,783,229 and $11,839,171, respectively. As of March 31, 2016 and December 31, 2015, note receivable amounts from a related party were both $9,000,000.

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

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5 (“Debt”). As of March 31, 2016, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon is due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” of 3.25% (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note accrues interest at 5.15%, which is a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law. The Trust may prepay the Hyatt Place Note, in whole or in part, at any time without penalty or premium.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The estimated fair value of the Hyatt Place Note as of March 31, 2016 and December 31, 2015 was $11,783,229 and $11,839,171, respectively. The fair value of the Hyatt Place Note was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Note Receivable from Related Party

On August 21, 2015, the Company originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). The Related Party Note proceeds were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”).

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

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report along with an explanation for such excess. As of March 31, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

As of March 31, 2016 and December 31, 2015, the Company’s notes payable consisted of the following:

	Principal as of March 31, 2016	Principal as of December 31, 2015	Interest Rate at March 31, 2016	Maturity Date
Hyatt Place Note Acquisition Note	$9,905,648	$9,994,173	3.000%	May 5, 2018
Woodlands Hotel Loan	9,300,000	9,300,000	4.690%	April 11, 2025
Germantown Hotel Loan	7,430,242	7,465,018	4.300%	May 6, 2023
Charleston Hotel Loan	7,506,881	7,536,474	5.193%	August 1, 2023
Austin Hotel Loan	11,166,708	11,207,445	5.426%	January 6, 2024
Grapevine Hotel Loan	12,903,204	12,951,025	5.250%	April 6, 2024
Lyndhurst Hotel Loan	31,272,003	31,415,138	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	8,200,000	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	43,000,000	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	11,000,000	4.650%	August 11, 2025
TownPlace Suites Fort Worth Loan	7,135,090	7,167,151	6.136%	July 6, 2017
Total	$177,819,776	$178,236,424

The notes payable are secured by the respective hotel properties or the mortgage note receivable, as applicable, and are payable in monthly installments of principal and interest.

Maturities of notes payable as of March 31, 2016 are as follows:

Year ending March 31,
2016	$1,256,568
2017	39,700,057
2018	11,414,949
2019	2,248,650
2020	2,340,140
Thereafter	120,859,412
Total	$177,819,776

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The estimated fair value of the Company’s notes payable as of March 31, 2016 and December 31, 2015 was $175,000,000 and $177,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of March 31, 2016, the Company had issued 13,100,129 shares of common stock in the Company’s public offerings, including 706,992 shares issued pursuant to the DRIP. As of March 31, 2016, there were a total of 13,173,601 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock, as discussed in Note 8 (“Incentive Award Plan”).

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month and (3) is calculated at a rate of $0.002192 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The following table summarizes distributions paid in cash and pursuant to the DRIP for the three months ended March 31, 2016 and 2015:

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2016	$1,643,571	$965,287	$2,608,858
First Quarter 2015	$1,348,289	$746,826	$2,095,115

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

In connection with the determination by the Company’s board of directors of an estimated value per share of $10.75 as of December 31, 2015, on March 24, 2016, the Company’s board of directors also determined to increase the purchase price of shares offered pursuant to the Company distribution reinvestment plan to $10.21.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2016 was $6,979,611, which represented ownership interests in the OP, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $69,206 and $4 for the three months ended March 31, 2016 and 2015, respectively.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures at March 31, 2016 was $328,567, which represented ownership interests in the Lyndhurst Joint Venture, the Fort Worth Joint Venture, and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $19,657 and $19,252 for the three months ended March 31, 2016 and 2015, respectively.

7.	Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s Initial Public Offering and Follow-On Offering, received a selling commission of up to 6.5% of gross offering proceeds raised in those offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in those offerings, a portion of which could be re-allowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of March 31, 2016, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the Initial Public Offering and Follow-On Offering, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the Initial Public Offering and Follow-On Offering, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2016, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 related to the Initial Public Offering and $2,849,000 related to the Follow-On Offering and the DRIP Offering.

As of March 31, 2016, total offering costs for the Follow-On Offering were $14,100,332. The Company directly incurred $11,375,469 of offering costs for the Follow-On Offering and $2,724,863 in offering costs reimbursable to Advisor for the Follow-On Offering. As of March 31, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs reimbursable to Advisor for the DRIP Offering. As of March 31, 2016, the Company had $0 payable to Advisor for offering costs related to the Follow-On Offering and DRIP Offerings. As of March 31, 2016, offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Follow-On Offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the three months ended March 31, 2016, the Company did not pay Advisor any acquisition fees. For the three months ended March 31, 2015, the Company paid Advisor an acquisition fee of $165,000 in connection with the acquisition of the Great Valley Hotel. As of March 31, 2016, the Company had not paid any origination fees to Advisor.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three months ended March 31, 2016, the Company did not pay any debt financing fees to Advisor. For the three months ended March 31, 2015, the Company paid $175,000 in debt financing fees to Advisor for financing incurred in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2016 and 2015, the Company incurred asset management fees payable to Advisor of $647,589 and $404,634, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. The Company did not pay Advisor any disposition fees for the three months ended March 31, 2016 and 2015.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2016, total operating expenses of the Company were $3,631,053, which included $2,571,054 in operating expenses incurred directly by the Company and $1,059,999 incurred by Advisor on behalf of the Company. Of the $3,631,053 in total operating expenses incurred during the four fiscal quarters ended March 31, 2016, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $1,060,000 in operating expenses during the four fiscal quarters ended March 31, 2016. Additionally, Advisor has incurred $4,723,133 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended March 31, 2016. Subject to a future determination by the Company’s board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of March 31, 2016.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Company (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of its properties. For the three months ended March 31, 2016 and 2015, the Company paid the Property Manager property management fees of $408,448 and $293,885, respectively, and accounting fees of $82,500 and $60,000, respectively, pursuant to the terms of hotel management agreements. These property management fees are included in hotel operating expenses in the accompanying consolidated statements of operations.

Note Receivable from Related Parties

On August 21, 2015, pursuant to the Related Party Note, the Company made a loan in the amount of $9,000,000 to DST Sponsor, an affiliate of the Company, the proceeds of which were used by DST Sponsor for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an exit fee of $90,000 is payable by DST Sponsor to the Company upon maturity of the Related Party Note. The Related Party Note bears interest at a rate of 12% per annum and is due August 16, 2016.

Due from Related Parties

On September 22, 2015, the Company assigned and transferred its Purchase Agreement, as amended, between the Company and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Moody National Realty Company, L.P. (“Realty”), an affiliate of the Company, for the sum of $1,000,000. On March 1, 2016, the Company loaned Realty an additional sum of $1,000,000. The $2,000,000 receivable from Realty is recorded in due from related parties in the accompanying consolidated balance sheets. Realty repaid $1,000,000 to the Company on April 20, 2016.

 Note Joint Venture

As discussed in Note 4, as of March 31, 2016, the OP owned a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owned a 14% membership interest in the Note Joint Venture and the Trust Members owned the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Lyndhurst Hotel

On September 30, 2014, the OP acquired an interest in the Lyndhurst Hotel from the Lyndhurst TIC Owners for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Lyndhurst Hotel, of approximately $33,322,000. The Lyndhurst TIC Owners acquired their tenant-in-common interests in the Lyndhurst Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Pursuant to the Lyndhurst Joint Venture Agreement, the OP will serve as the sole manager of the Lyndhurst Joint Venture and will manage the business and affairs of the Lyndhurst Joint Venture. Pursuant to the Lyndhurst Joint Venture Agreement, the Lyndhurst TIC Owners, as holders of the Lyndhurst Class A Interests (“Lyndhurst Class A Holders”), will have no voting or consent rights with respect to the management of the Lyndhurst Joint Venture except as specifically set forth in the Lyndhurst Joint Venture Agreement or as required by applicable law. Pursuant to the Lyndhurst Joint Venture Agreement, cash available for distribution to the members of the Lyndhurst Joint Venture, as determined by the OP in its discretion as the manager, will be distributed as follows: (1) first, 100% to the OP as the holder of the Lyndhurst Class B Interests (the “Lyndhurst Class B Holder”) until the Lyndhurst Class B Holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Lyndhurst Joint Venture, (2) second, 100% to the Lyndhurst Class B Holder until the Lyndhurst Class B Holder has received a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (3) third, 100% to the Lyndhurst Class A Holders until they have received a return of 100% of their unreturned capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (4) fourth, 60% to the Lyndhurst Class B Holder and 40% to the Lyndhurst Class A Holders (in accordance with each Lyndhurst Class A Holder’s respective membership interests in the Lyndhurst Joint Venture).

Great Valley Hotel

On March 27, 2015, the OP acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel (the “Great Valley TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of approximately $11,000,000. The Great Valley TIC Owners acquired their tenant-in-common interests in the Great Valley Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Nashville Hotel

On June 16, 2015, the OP acquired fee simple title to the Nashville Hotel from the current tenant-in-common owners of the Nashville Hotel (the “Nashville TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of approximately $66,300,000. The Nashville TIC Owners acquired their tenant-in-common interests in the Nashville Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Fort Worth Hotel

On December 18, 2015, the OP acquired an interest in the Fort Worth Hotel from the Fort Worth TIC Owners for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Fort Worth Hotel, of approximately $7,301,887. The Fort Worth TIC Owners acquired their tenant-in-common interests in the Fort Worth Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Pursuant to the Fort Worth Joint Venture Agreement, the OP will serve as the sole manager of the Fort Worth Joint Venture and will manage the business and affairs of the Fort Worth Joint Venture. Pursuant to the Fort Worth Joint Venture Agreement, the Fort Worth TIC Owners, as holders of the Fort Worth Class A Interests (the “Fort Worth Class A Holders”), will have no voting or consent rights with respect to the management of the Fort Worth Joint Venture except as specifically set forth in the Fort Worth Joint Venture Agreement or as required by applicable law. Pursuant to the Fort Worth Joint Venture Agreement, cash available for distribution to the members of the Fort Worth Joint Venture, as determined by the OP in its discretion as the manager, will be distributed as follows: (1) first, 100% to the OP as the holder of the Fort Worth Class B Interests (the “Fort Worth Class B Holder”) until the Fort Worth Class B Holder has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its unreturned capital contributions to the Fort Worth Joint Venture, (2) second, 100% to the Fort Worth Class B Holder until the Fort Worth Class B Holder has received a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (3) third, 100% to the Fort Worth Class A Holders until they have received a return of 100% of their unreturned capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (4) fourth, 50% to the Fort Worth Class B Holder and 50% to the Fort Worth Class A Holders (in accordance with each Fort Worth Class A Holder’s respective membership interests in the Fort Worth Joint Venture).

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

 March 31, 2016

(unaudited)

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

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to the employees, directors and consultants of the Company and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then-current independent directors was entitled to receive 5,000 shares of restricted common stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares of common stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of March 31, 2016, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months ended March 31, 2016 and 2015. As of March 31, 2016, a total of 51,250 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company records compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation expense related to such shares of restricted stock based on the fair market value of such shares at the date they became vested of $7,000 and $20,769 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were 1,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan, all of which were granted on August 12, 2015. The remaining unrecognized compensation expense of $7,077 will be recognized during the second and third quarters of 2016.

Moody National REIT I, Inc.

 Notes to Consolidated Financial Statements

 March 31, 2016

(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2016 and year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	5,625	$10.00
Shares granted on August 12, 2015	2,500	10.00
Shares vested	(6,250)	10.00
Balance of non-vested shares as of December 31, 2015	1,875	10.00
Shares vested	(625)	10.00
Balance of non-vested shares as of March 31, 2016	1,250	$10.00

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2016 and December 31, 2015, the Company escrows payments required for insurance, real estate taxes, capital improvements, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Property improvement plan	$4,094,805	$7,031,398
Real estate taxes	608,643	2,182,435
Insurance	179,069	379,907
Hotel furniture and fixtures	1,994,931	2,154,650
Seasonality	290,064	290,061
Total restricted cash	$7,167,512	$12,038,451

Moody National REIT I, Inc.

 Notes to Consolidated Financial Statements

 March 31, 2016

(unaudited)

Franchise Agreements

As of March 31, 2016, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. For the three months ended March 31, 2016 and 2015, the Company incurred franchise fee expense of approximately $1,108,000 and $646,000, respectively, which is included in hotel operating expense in the accompanying consolidated statements of operations.

11.	Income Taxes

The Company has formed TRSs that are C-corporations for federal income tax purposes and use the consolidated asset and liability method of accounting for income taxes. Tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

No provision for income taxes has been made for the Company (other than for each TRS) for the three months ended March 31, 2016 and 2015 due to the Company’s election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes, as it had not yet elected to be taxed as a REIT.

The TRSs had deferred tax assets of $1,652,000 and $1,345,000 as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

The income tax benefit for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three months ended March 31,
	2016	2015
Current expense	$50,000	$178,400
Deferred benefit	(307,000)	(185,000)
Total income tax expense benefit	$(257,000)	$(6,600)

Federal	$(244,000)	$9,000
State	(13,000)	(15,600)
Total income tax expense benefit	$(257,000)	$(6,600)

Moody National REIT I, Inc.

 Notes to Consolidated Financial Statements

 March 31, 2016

(unaudited)

12.	Subsequent Events

Distributions Declared

On March 31, 2016, the Company declared a distribution in the aggregate amount of $891,781, of which $561,748 was paid in cash on April 15, 2016 and $330,033 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On April 30, 2016, the Company declared a distribution in the aggregate amount of $863,738, which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on May 15, 2016.

Acquisition of Hampton Inn Houston

On April 21, 2016, the Company, through Moody National Katy EC-Houston Holding, LLC, a wholly-owned subsidiary of the OP (“Moody Houston Holding”), acquired fee simple title to the Hampton Inn Houston, (the “Houston Hotel”), a 110-room hotel located in the Energy Corridor area of Houston, Texas, from a related entity and the current tenant-in-common owners of the Houston Hotel, for an aggregate purchase price of $8,000,000, excluding acquisition costs. The Company financed the acquisition of the Houston Hotel with proceeds from its public equity offerings and from the disposition of the Silicon Valley Hotel.

Promissory Note Payable to Bank

On April 28, 2016, the Company borrowed $4,800,000 from the State Bank of Texas (the “Note”). The Note bears interest at the prime rate plus 2% and is secured by the Houston Hotel.  The outstanding principal under the Note is to be amortized over a period of 240 months (“Amortization Period”).  Principal and interest shall be payable in monthly installments in an amount necessary to fully amortize the outstanding principal balance within the Amortization Period.  The unpaid principal balance and accrued and unpaid interest shall be due and payable April 28, 2017.

Mezzanine Note Receivable from Related Party

On April 29, 2016, the Company originated a loan in the aggregate principal amount of $4,500,000 (the “Related Party Mezzanine Note”) to Moody National Realty Company, L.P., a Texas limited partnership and an affiliate of Sponsor (“Realty”). Proceeds from the Related Party Mezzanine Note were used by Realty solely to acquire a multifamily real property located in Houston, Texas.

The entire unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Mezzanine Note are due and payable in full on the earlier of (1) April 30, 2018, or (2) upon 90 days’ written notice of acceleration of the maturity date by the Company to Realty. Interest on the outstanding principal balance of the Related Party Mezzanine Note accrues at a fixed per annum rate equal to 10%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. Realty will pay the Company an origination fee in the amount of $45,000 and an exit fee in the amount of $45,000 upon the maturity date of the Related Party Mezzanine Note, including any earlier prepayment date or accelerated maturity date. The Related Party Mezzanine Note may be prepaid in whole or part by Realty without penalty at any time upon prior written notice to the Company.

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

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q, or the Quarterly Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to effectively deploy the remaining net proceeds raised in our follow-on public offering of common stock, which terminated effective February 20, 2015;

●	our ability to continue to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to continue to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

●	changes in demand for rooms at our hotel properties;

●	our ability to continue to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

●	the availability of capital;

●	changes in interest rates; and

●	changes to generally accepted accounting principles, or GAAP.

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

All forward-looking statements included in this report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. We have elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011.

As of March 31, 2016, our portfolio consisted of thirteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-room hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-room hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-unit hotel property located in Fort Worth, Texas, (12) a 74.5% joint venture interest in a mortgage note secured by a hotel property located in Grapevine, Texas, or Hyatt Place Note, and (13) a note receivable from a related party with an initial principal amount of $9,000,000.

On April 15, 2009, we commenced our initial public offering, or our initial public offering, of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. As of the termination of our initial public offering, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $10,966,713. October 12, 2012, we terminated our initial public offering.

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

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,806,923 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,964,654. As of March 31, 2016, we had accepted subscriptions for, and issued, an aggregate of 12,933,176 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,931,367. As of March 31, 2016, we had sold 166,953 shares pursuant to the DRIP in our DRIP Offering, and 2,333,047 shares of our common stock registered in the DRIP Offering remained available for sale.

We intend to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of our shares that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, all of our investments have been in hotel properties or loans secured by hotel properties, and we anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $10.75 as of December 31, 2015. In connection with the determination of an estimated per share value, also on March 24, 2016, our board of directors also determined to increase the purchase price of shares offered pursuant to the DRIP to $10.21, which became effective as of May 1, 2016. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to the DRIP to reflect changes in our estimated value per share and other factors that the board of directors deems relevant.

On March 24, 2016, our board of directors approved the formation of a special committee of two of the Company’s independent directors, or the Special Committee, to consider potential strategic transactions. The Special Committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to our board of directors concerning any strategic transactions. The Special Committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. In connection with the formation of the Special Committee, on March 24, 2016, our board of directors elected to suspend our share redemption program, which became effective as of May 6, 2016.

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

Market Outlook

The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory of properties nationwide. The constraints on available credit resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment continues to improve, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has a significant supply-demand imbalance as compared to other real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the remaining proceeds from the sale of shares of our common stock in our follow-on offering, the sale of shares pursuant to the DRIP and assumption and origination of debt.

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

Net Cash Provided by Operating Activities

As of March 31, 2016, we owned interests in eleven hotel properties, including two joint venture interests. Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $1,859,867 and $1,387,814, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2016 was primarily due to an increase in net operating income related to additional hotel acquisitions and owning other properties for an entire period.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2016 and 2015 was $638,493 and $(13,518,662), respectively. The decrease in cash used in investing activities for the three months ended March 31, 2016 was primarily due to the decrease in acquisitions of hotel properties to $0 for the three months ended March 31, 2016 from $11,000,000 for the three months ended March 31, 2015.

Net Cash Provided by (Used in) Financing Activities

Our cash flows used in financing activities consist primarily of distributions paid to our stockholders and repayments of notes payable. Net cash provided by (used in) financing activities for the three months ended March 31, 2016 and 2015 was $(2,536,423) and $32,222,283, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2016, was primarily due to a decrease in gross offering proceeds to $0 for the three months ended March 31, 2016 from $27,196,047 for the three months ended March 31, 2015 due to the follow-on offering ending in February 2015. Also, proceeds of notes payable decreased to $0 for the three months ended March 31, 2016 from $17,500,000 for the three months ended March 31, 2015.

Cash and Cash Equivalents

As of March 31, 2016, we had cash on hand of $14,033,165.

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

As of March 31, 2016, our outstanding indebtedness totaled $177,819,776. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2016 and 2015, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2016:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$177,819,776	$1,256,568	$51,115,006	$4,588,790	$120,859,412
Interest payments on outstanding debt obligations(2)	53,557,697	6,535,185	13,997,014	11,585,898	21,439,600
Purchase obligations(3)	—	—	—	—	—
Total	$231,377,473	$7,791,753	$65,112,020	$16,174,688	$142,299,012

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2016.

(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2016.

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

Total offering costs for our follow-on offering were $14,100,332. We directly incurred $11,375,469 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. As of March 31, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursable to our advisor. As of March 31, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. Offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2016, our total operating expenses were $3,631,053, which included $2,571,054 in operating expenses incurred directly by us and $1,059,999 incurred by our advisor on our behalf. Of the $3,631,053 in total operating expenses incurred during the four fiscal quarters ended March 31, 2016, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,060,000 in operating expenses during the four fiscal quarters ended March 31, 2016. Additionally, our advisor has incurred $4,723,133 in operating expenses on our behalf prior to the four fiscal quarters ended March 31, 2016. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the Waiver Period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of March 31, 2016.

Results of Operations

As of March 31, 2016, we had acquired three hotel properties and sold one hotel property since March 31, 2015. Accordingly, our results of operations for the three months ended March 31, 2016 are not directly comparable to those for the three months ended March 31, 2015. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015

Revenue

Total revenue increased to $14,113,392 for the three months ended March 31, 2016 from $10,006,848 for the three months ended March 31, 2015. Total hotel revenue increased to $13,668,177 for the quarter ended March 31, 2016 from $9,851,997 the quarter ended March 31, 2015. The increase in hotel revenue was primarily due to the fact that we owned interests in eleven hotel properties at March 31, 2016 compared to nine hotel properties at March 31, 2015. Interest income related to the Hyatt Place Note and the note receivable from a related party increased to $445,215 for the quarter ended March 31, 2016 from $154,851 for the quarter ended March 31, 2015 due to the addition of the note receivable from related party during the year ended December 31, 2015. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated growth in revenues, including from hotels that we acquired since the quarter ended March 31, 2015.

A comparison of hotel revenues for those hotels owned continuously for the three months ended March 31, 2016 and 2015 follows:

	Three months ended March,
	2016	2015	Increase (Decrease)
Woodlands Hotel	$821,009	$1,053,272	$(232,263)
Germantown Hotel	932,887	884,596	48,291
Charleston Hotel	930,405	774,245	156,160
Austin Hotel	848,763	1,299,981	(451,218)
Grapevine Hotel	1,655,218	1,446,784	208,434
Lyndhurst Hotel	1,852,271	1,649,494	202,777
Austin Arboretum Hotel	1,225,510	1,468,299	(242,789)
Totals	$8,266,063	$8,576,671	$(310,608)

Revenue at the Woodlands Hotel declined in the first quarter of 2016 compared to the first quarter of 2015 due to a decline in the energy industry in Houston, Texas. Revenue at the Austin Hotel and the Austin Arboretum Hotel declined in the first quarter of 2016 compared to the first quarter of 2015 due to disruptions caused by remodeling at both hotels.

Hotel Operating Expenses

Hotel operating expenses increased to $8,463,385 for the three months ended March 31, 2016 from $5,987,264 for the three months ended March 31, 2015. The increase in hotel operating expenses was primarily due to the fact that we owned interests in eleven hotel properties at March 31, 2016 compared to nine hotel property at March 31, 2015.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $905,909 for the three months ended March 31, 2016 from $627,046 for the three months ended March 31, 2015. This increase was due to the fact that we owned interests in eleven hotel properties at March 31, 2016 compared to nine hotel properties at March 31, 2015.

Depreciation and Amortization

Depreciation expense increased to $2,778,327 for the three months ended March 31, 2016 from $1,901,081 for the three months ended March 31, 2015. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in eleven hotel properties at March 31, 2016 compared to nine hotel properties at March 31, 2015.

Property Acquisition Expenses

Property acquisition expenses decreased to $0 for the three months ended March 31, 2016 from $376,440 for the three months ended March 31, 2015. The decrease was due to the fact that we had no acquisitions during the first quarter of 2016 compared to the acquisition of one property during three months ended March 31, 2015.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,200,836 for the three months ended March 31, 2016 from $755,298 for the three months ended March 31, 2015. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the three months ended March 31, 2016 from the three months ended March 31, 2015 because we owned more hotel properties during the three months ended March 31, 2016. We expect corporate general and administrative expenses to increase in future periods as a result of future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense increased to $2,322,178 for the three months ended March 31, 2016 from $1,572,760 for the three months ended March 31, 2015. This increase in interest expense was due to the fact that we incurred additional indebtedness related to three hotel property acquisitions less the debt related to the disposition of one hotel property since March 31, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2016 was $257,000 compared to $6,600 for the three months ended March 31, 2015.

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

Income Taxes

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to our election to be taxed as a REIT, we were subject to normal federal and state corporation income taxes.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $50,000 and $178,400 in current income taxes for the three months ended March 31, 2016 and 2015, respectively. We had a net deferred tax asset, consisting primarily of net operating losses generated by our TRSs, of $1,652,000 and $1,345,000 as of December 31, 2015 and 2014, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2016.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, if necessary. We have tax years 2011 through 2016 remaining subject to examination by various federal and state tax jurisdictions.

Valuation and Allocation of Hotel Properties — Acquisitions

Upon acquisition, the purchase price of hotel properties is allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations, if any, based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

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

In allocating the purchase price of each of our properties, our advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third party appraisals. However, we are responsible for the source and use of these estimates. These estimates involve judgments and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our real estate assets or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in our consolidated financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Hotel Properties — Ownership

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives
Buildings and improvements	39-40	years
Exterior improvements	10-20
Equipment and fixtures	5-10

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 did not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

The Company adopted ASU 2015-03 and ASU 2015-15 during the fourth quarter of 2015. As a result, for all periods presented, deferred financing costs related to notes payable are included as reductions to note payable, net of issuance costs. At December 31, 2015, deferred financing costs were reclassified as follows:

	Deferred Costs, Net of Accumulated Amortization	Note Payable, Net of Debt Issuance Costs
December 31, 2015
As previously presented	$3,672,788	$178,236,424
Reclassification of deferred loan costs	(2,767,439)	(2,767,439)
As presented herein	$905,349	$175,468,985

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition date nor have we determined the effect of ASU No. 2016-02 on our consolidated financial position or our consolidated results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for income taxes for certain equity-based awards to employees. ASU No. 2016-09 is effective for our fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2016-09 will have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of March 31, 2016, our investments consisted of ownership interests in eleven hotel properties, our 74.5% joint venture interest in the Hyatt Place Note and our note receivable from a related party. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month and (3) are calculated at a rate of $0.002192 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the three months ended March 31, 2016 and 2015:

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2016	$1,643,571	$965,287	$2,608,858
First Quarter 2015	$1,348,289	$746,826	$2,095,115

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

We paid $2,608,858 in aggregate distributions during the three months ended March 31, 2016, which was comprised of $1,643,571 in cash distributions and $965,287 in shares issued pursuant to our DRIP. We paid $2,095,115 in aggregate distributions during the three months ended March 31, 2015, which was comprised of $1,348,289 in cash distributions and $746,826 shares issued pursuant to our DRIP. For the three months ended March 31, 2016 and 2015, we had cash provided by operating activities of $1,859,867 and $1,387,814, respectively. Approximately 71% of distributions paid during the three months ended March 31, 2016, were paid from cash provided by operating activities and approximately 29% were paid from offering proceeds.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as Funds from Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and acquisition expenses payable to our advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

We believe MFFO is useful to investors in evaluating how our portfolio might perform since our offering stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future. However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

MFFO has limitations as a performance measure. However, it is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and given the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

 The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2016 and 2015, and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended March 31,
	2016	2015
Net Loss	$(1,300,243)	$(1,206,441)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	2,778,327	1,901,081
Adjustments for noncontrolling interests	(19,657)	(19,252)
Funds from Operations	1,458,427	675,388
Adjustments:
Stock-based compensation	7,000	20,769
Amortization of deferred loan costs	150,266	133,404
Property acquisition expense	—	376,440
Adjustments for noncontrolling interests	(685)	(678)
Modified Funds from Operations	$1,615,008	$1,205,323

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into joint venture arrangements with affiliates of our advisor in connection with the acquisition of certain of our investments. See Note 7 to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On March 31, 2016, we declared a distribution in the aggregate amount of $891,781, of which $561,748 was paid in cash on April 15, 2016 and $330,033 was paid pursuant to our DRIP in the form of additional shares of our common stock. On April 30, 2016, we declared a distribution in the aggregate amount of $863,738, which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares on May 15, 2016.

Acquisition of Hampton Inn Houston

On April 21, 2016, we, through Moody National Katy EC-Houston Holding, LLC, a wholly-owned subsidiary of the OP, or Moody Houston Holding, acquired fee simple title to the Hampton Inn Houston, or the Houston Hotel, a 110-room hotel located in the Energy Corridor area of Houston, Texas, from a related entity and the current tenant-in-common owners of the Houston Hotel, for an aggregate purchase price of $8,000,000, excluding acquisition costs. We financed the acquisition of the Houston Hotel with proceeds from our public equity offerings and from the disposition of the Silicon Valley Hotel.

Promissory Note Payable to Bank

On April 28, 2016, we borrowed $4,800,000 from the State Bank of Texas, which we refer to as the “Note.” The Note bears interest at the prime rate plus 2% and is secured by the Houston Hotel.  The outstanding principal under the Note is to be amortized over a period of 240 months, or the Amortization Period.  Principal and interest shall be payable in monthly installments in an amount necessary to fully amortize the outstanding principal balance within the Amortization Period.  The unpaid principal balance and accrued and unpaid interest shall be due and payable April 28, 2017.

Mezzanine Note Receivable from Related Party

On April 29, 2016, we originated a loan in the aggregate principal amount of $4,500,000, which we refer to as the “Related Party Mezzanine Note,” to Moody National Realty Company, L.P., a Texas limited partnership and an affiliate of Sponsor, or Realty. Proceeds from the Related Party Mezzanine Note were used by Realty solely to acquire a multifamily real property located in Houston, Texas.

The entire unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Mezzanine Note are due and payable in full on the earlier of (1) April 30, 2018, or (2) upon 90 days’ written notice of acceleration of the maturity date by us to Realty. Interest on the outstanding principal balance of the Related Party Mezzanine Note accrues at a fixed per annum rate equal to 10%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. Realty will pay us an origination fee in the amount of $45,000 and an exit fee in the amount of $45,000 upon the maturity date of the Related Party Mezzanine Note, including any earlier prepayment date or accelerated maturity date. The Related Party Mezzanine Note may be prepaid in whole or part by Realty without penalty at any time upon prior written notice to us.

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

As of March 31, 2016, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The estimated fair value of our debt as of March 31, 2016 was $175,000,000 based on discounted cash flow analyses.

We are also exposed to interest rate risk and credit risk with respect to our joint venture interest in the Hyatt Place Note and our note receivable from a related party. The Hyatt Place Note bears interest at a fixed rate that resets twice during the term of the note and the note receivable from a related party bears interest at a fixed rate for the term of the note. Interest rate changes may affect the fair value of both notes. As of March 31, 2016, the carrying value of both notes approximated the fair value. Additionally, each reset of the interest rate of the Hyatt Place Note may affect our future earnings or cash flow.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the risk of failure by the counterparty to perform its obligations under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts in the quarters ended March 31, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	—	$—	(2)
February 2016	12,462.80	$9.45	(2)
March 2016	7,311.44	$9.91	(2)
	19,774.24

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 19,774.24 shares requested to be redeemed were redeemed during the quarter ended March 31, 2016 at an average price of $9.62 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

As noted above, on March 24, 2016, our board of directors voted to suspend our share redemption program in connection with the formation of the Special Committee.

During the three months ended March 31, 2016, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering our initial public offering, was declared effective by the SEC and we commenced that offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on offering was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share.

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering, and continued to issue shares pursuant to the DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 (File No. 207805) with the SEC to register the sale of up to $25,000,000 in shares of our common stock in our DRIP offering.

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,806,923 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,964,654. As of March 31, 2016, we have raised $129,061,738 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP offering.

As of December 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering, including shares issued pursuant to the DRIP in those offerings, in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual
Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,102,398	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,997,934	Actual
Total expenses	$14,100,332

DRIP Offering:

We do not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of March 31, 2016, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of March 31, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $108,113,875 excluding $5,130,370 in offering proceeds from shares of our common stock issued pursuant to the DRIP. As of March 31, 2016, the ratio of the cost of raising capital to capital raised was approximately 13%.

We intend to use substantially all of the remaining net proceeds from the foregoing offerings to continue to invest in a portfolio of real properties, real estate securities and debt-related investments. As of March 31, 2016, we had used $80,605,070 of the net proceeds from the foregoing offerings, plus debt financing, to purchase (1) our thirteen investments in hotel properties (including our investments in an interest in a hotel property that was sold on August 23, 2012 and a hotel property that was sold on September 9, 2015), (2) the Hyatt Place Note and (3) the note receivable from related party. As of March 31, 2016, we had paid $10,037,743 of acquisition expenses to third parties.

For more information regarding how we used our net offering proceeds through March 31, 2016, see our financial statements included in this quarterly report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to prospectus included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated by reference herein)

4.2	Moody National REIT I, Inc. Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (No. 333-207805))

10.1*	Amendment No. 6 to the Amended and Restated Advisory Agreement, made and entered into as of March 24, 2016, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: May 16, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to prospectus included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated by reference herein)

4.2	Moody National REIT I, Inc. Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (No. 333-207805))

10.1*	Amendment No. 6 to the Amended and Restated Advisory Agreement, made and entered into as of March 24, 2016, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.