Form 10-Q
period 2016-06-30
Moody National REIT I, Inc.
filed 2016-08-15
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

       As of August 5, 2016, there were 13,215,306 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investment in hotel properties, net	$241,114,845	$232,948,200
Cash and cash equivalents	7,577,902	14,071,228
Restricted cash	6,053,593	12,038,451
Accounts receivable, net of allowance of $30,000 and $32,000 as of June 30, 2016 and December 31, 2015, respectively	946,076	731,618
Mortgage note receivable	—	11,839,171
Notes receivable from related parties	13,500,000	9,000,000
Prepaid expenses and other assets	2,644,121	1,962,532
Earnest money and deposits	—	2,125,000
Deferred franchise costs, net of accumulated amortization of $111,335 and $79,651 as of June 30, 2016 and December 31, 2015, respectively	948,665	905,349
Due from related parties	2,175,600	1,479,300

Total Assets	$274,960,802	$287,100,849

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of debt issuance costs	$169,822,047	$175,468,985
Accounts payable and accrued expenses	5,282,369	6,268,155
Due to related parties	541,000	96,088
Dividends payable	867,673	888,434
Operating partnership distributions payable	47,667	49,391

Total Liabilities	176,560,756	182,771,053

Special Partnership Units—100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,184,770 and 13,091,766 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	131,848	130,918
Additional paid-in capital	115,401,114	114,526,834
Accumulated deficit	(24,151,960)	(17,843,394)
Total stockholders’ equity	91,381,002	96,814,358
Noncontrolling interest in Operating Partnership	6,845,160	7,193,407
Noncontrolling interest in variable interest entity	162,733	—
Noncontrolling interest in consolidated joint ventures	10,151	321,031
Total Equity	98,399,046	104,328,796

TOTAL LIABILITIES AND EQUITY	$274,960,802	$287,100,849

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Room revenue	$16,023,460	$11,764,061	$28,881,806	$21,050,431
Other hotel revenue	849,093	616,808	1,658,924	1,182,435
Total hotel revenue	16,872,553	12,380,869	30,540,730	22,232,866
Interest income from notes receivable	522,467	155,839	967,682	310,690
Total revenue	17,395,020	12,536,708	31,508,412	22,543,556

Expenses
Hotel operating expenses	9,731,246	7,256,424	18,194,631	13,243,688
Property taxes, insurance and other	946,791	712,443	1,852,700	1,339,489
Depreciation and amortization	2,934,457	2,018,303	5,712,784	3,919,384
Property acquisition	115,821	1,398,334	115,821	1,774,774
Corporate general and administrative	1,002,689	700,264	2,203,525	1,455,562
Total expenses	14,731,004	12,085,768	28,079,461	21,732,897

Operating income	2,664,016	450,940	3,428,951	810,659

Interest expense and amortization of deferred loan costs	2,391,750	1,751,872	4,713,928	3,324,632

Income (loss) before income tax expense (benefit)	272,266	(1,300,932)	(1,284,977)	(2,513,973)
Income tax expense (benefit)	186,314	138,600	(70,686)	132,000

Net income (loss)	85,952	(1,439,532)	(1,214,291)	(2,645,973)
Income attributable to noncontrolling interest in consolidated joint ventures	(11,675)	(19,441)	(31,332)	(38,693)
Loss attributable to noncontrolling interest in variable interest entity	116,267	—	116,267	—
(Income) loss attributable to noncontrolling interest in Operating Partnership	(10,138)	6,019	59,068	6,023
Net income (loss) attributable to common shareholders	$180,406	$(1,452,954)	$(1,070,288)	$(2,678,643)
Per-share information – basic and diluted:
Net income (loss) attributable to common shareholders	$0.01	$(0.11)	$(0.08)	$(0.22)
Dividends declared	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding	13,205,071	12,872,082	13,170,199	12,320,753

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2016

(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Variable Interest Entity	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity

Balance at December 31, 2015	—	$—	13,091,766	$130,918	$114,526,834	$(17,843,394)	726,920	$7,193,407	$—	$321,031	$104,328,796
Redemption of common stock	—	—	(105,740)	(1,057)	(1,070,104)	—	—	—	—	—	(1,071,161)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	198,744	1,987	1,930,384	—	—	—	—	—	1,932,371
Contribution of equity in variable interest entity	—	—	—	—	—	—	—	—	279,000	—	279,000
Stock-based compensation	—	—	—	—	14,000	—	—	—	—	—	14,000
Net income (loss)	—	—	—	—	—	(1,070,288)	—	(59,068)	(116,267)	31,332	(1,214,291)
Dividends and distributions declared	—	—	—	—	—	(5,238,278)	—	(289,179)	—	(342,212)	(5,869,669)
Balance at June 30, 2016	—	$—	13,184,770	$131,848	$115,401,114	$(24,151,960)	726,920	$6,845,160	$162,733	$10,151	$98,399,046

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,214,291)	$(2,645,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,712,784	3,919,384
Amortization of deferred loan costs	339,662	253,185
Stock-based compensation	14,000	41,769
Deferred income tax	(203,000)	(229,000)
Changes in operating assets and liabilities
Restricted cash	926,689	4,190
Accounts receivable	(214,458)	(447,910)
Prepaid expenses and other assets	(478,589)	(639,413)
Accounts payable and accrued expenses	(985,786)	2,036,696
Due to related parties	(122,235)	43,202
Net cash provided by operating activities	3,774,776	2,336,130
Cash flows from investing activities
(Increase) decrease in restricted cash	5,058,169	(3,645,079)
(Increase) decrease in earnest money and deposits	2,125,000	(13,249,750)
Repayments of mortgage note receivable	11,839,171	109,799
Origination of note receivable from related party	(4,500,000)	—
Payment of deferred franchise costs	(75,000)	(300,000)
Improvements and additions to hotel properties	(5,847,745)	(2,725,576)
Acquisitions of hotel properties	(8,000,000)	(70,031,803)
Net cash provided by (used in) investing activities	599,595	(89,842,409)
Cash flows from financing activities
Proceeds from issuance of common stock	—	27,374,787
Redemptions of common stock	(1,071,161)	(233,247)
Offering costs paid	(129,153)	(3,312,313)
Dividends paid	(3,326,668)	(2,972,160)
Operating partnership distributions paid	(290,903)	(40)
Contribution of equity in variable interest entity	279,000	—
Proceeds of notes payable	4,800,000	60,500,000
Repayment of notes payable	(10,660,249)	(7,440,044)
Payment of deferred financing costs	(126,351)	(1,523,673)
Distributions to noncontrolling interest in joint venture	(342,212)	(24,242)
Net cash provided by (used in) financing activities	(10,867,697)	72,369,068

Net change in cash and cash equivalents	(6,493,326)	(15,137,211)
Cash and cash equivalents at beginning of period	14,071,228	23,844,072
Cash and cash equivalents at end of period	$7,577,902	$8,706,861
Supplemental Cash Flow Information
Interest paid	$4,405,268	$3,120,060
Income taxes paid	$260,851	$92,434
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Decrease in accrued offering costs due to related party	$—	$(123,636)
Contributions from noncontrolling interests in operating partnership	$—	$7,268,197
Issuance of common stock from dividend reinvestment plan	$1,932,371	$1,710,876
Dividends payable	$867,673	$848,431
Operating partnership distributions payable	$47,667	$7

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

As of June 30, 2016, the Company owned (1) ten hotel properties located in Texas, Tennessee, South Carolina, and Pennsylvania, comprising a total of 1,273 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest in a 95-suite hotel property in Fort Worth, Texas, (3) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas and (4) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas. For more information on the Company’s portfolio, see Notes 3 (“Investment in Hotel Properties”) and 4 (“Notes Receivable”).

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

On October 12, 2012, the Company commenced its follow-on public offering (the “Follow-On Offering”) of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public in the primary offering and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the primary portion of the Follow-On Offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the Follow-On Offering, the Company had accepted investors’ subscriptions for, and issued, 11,720,956 shares of its common stock in the Follow-On Offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,104,990. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP Offering”). The Company continues to offer shares of common stock pursuant to the DRIP Offering. As of June 30, 2016, the Company had accepted subscriptions for, and issued, 12,847,209 shares of common stock in the Company’s Initial Public Offering and Follow-On Offering, including 540,039 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,071,703. As of June 30, 2016, the Company had sold 264,089 shares pursuant to the DRIP in the DRIP Offering, and 2,235,911 shares of common stock remained available for sale pursuant to the DRIP Offering.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance and the extent to which the Company has control or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by determining, among other things, if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company had a controlling interest in one VIE, Moody National HH Bedford MT, LLC (“Moody VIE”), as of June 30, 2016. Moody VIE is the master tenant for the Houston Hotel. The Company did not have a VIE interest as of December 31, 2015.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

The Company terminated its Follow-On Offering on February 20, 2015. Total offering costs for the Follow-On Offering were $14,121,598, comprised of $11,396,735 of offering costs for that offering incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor. As of June 30, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in reimbursable costs to Advisor. As of June 30, 2016, the Company had $0 payable to Advisor for reimbursable offering costs related to the Follow-On Offering and DRIP Offering. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in that offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2016.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For fair value of the Company’s notes payable, see Note 5 (“Debt”).

Concentration of Credit Risk

As of June 30, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its notes receivable from related parties. The failure of the borrowers on the notes receivable from related parties to make payments of interest and principal when due, or any other event of default under the notes receivable from related parties, would have an adverse impact on the Company’s results of operations.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties that it owns may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or six months ended June 30, 2016 and 2015.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
June 30, 2016
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

Impairment of Notes Receivable

The Company reviews the notes receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or six months ended June 30, 2016 or 2015.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Earnest money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $111,335 and $79,651 as of June 30, 2016 and December 31, 2015, respectively. Expected future amortization of deferred franchise costs as of June 30, 2016 is as follows:

Years Ending December 31,	Franchise Costs
2016	$31,684
2017	63,368
2018	63,368
2019	63,368
Thereafter	726,877
Total	$948,665

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Deferred Loan Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. All periods presented have been reclassified to conform with this presentation. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of deferred costs was $898,981 and $630,688 as of June 30, 2016 and December 31, 2015, respectively. Expected future amortization of deferred loan costs as of June 30, 2016 is as follows:

Years Ending December 31,	Loan Costs
2016	$361,964
2017	506,665
2018	238,049
2019	238,049
Thereafter	1,209,401
Total	$2,554,128

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 625 and 1,875 shares as of June 30, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common shareholders and comprehensive income (loss).

Recent Accounting Pronouncements

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,395,967

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,476,898

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,127,079

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,856,613

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	31,131,807

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	7,103,734

Houston Hotel (Hampton Inn)	April 21, 2016	Houston, Texas	100%	8,000,000	119	4,784,077

Totals				$240,373,887	1,595	$172,376,175

(1)	Excludes closing costs.
(2)	As of June 30, 2016.
(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Lyndhurst Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel (the “Lyndhurst TIC Owners”) contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting Class A membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Lyndhurst Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Lyndhurst Class A Interests.
(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC (the “Fort Worth Joint Venture”). The OP contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests of the Fort Worth Joint Venture (the “Fort Worth Class B Interests”). Pursuant to the operating agreement of the Fort Worth Joint Venture, the OP also agreed to pay up to $3.146 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel (the “Fort Worth TIC Owners”) contributed their tenant-in-common ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting Class A membership interests of the Fort Worth Joint Venture (the “Fort Worth Class A Interests”). The OP serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to the OP and 50% to the holders of the Fort Worth Class A Interests.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Investments in hotel properties consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Land	$27,923,000	$26,300,000
Buildings and improvements	206,610,752	199,088,102
Furniture, fixtures and equipment	26,527,997	21,825,902
Total cost	261,061,749	247,214,004
Accumulated depreciation	(19,946,904)	(14,265,804)
Investment in hotel properties, net	$241,114,845	$232,948,200

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2016 and 2015 is presented as if the Company acquired the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the Fort Worth Hotel and the Houston Hotel as of January 1, 2015. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the Fort Worth Hotel and the Houston Hotel as of January 1, 2015, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$17,576,612	$16,273,103	$32,516,248	$31,084,003
Net income (loss)	241,276	152,638	(922,877)	(4,311,726)
Net income (loss) attributable to common shareholders	335,730	139,216	(895,141)	(4,344,396)
Net income (loss) per common share - basic and diluted	$0.03	$0.01	$(0.07)	$(0.35)

4.	Notes Receivable

As of June 30, 2016 and December 31, 2015, mortgage note receivable amounts were $0 and $11,839,171, respectively. As of June 30, 2016 and December 31, 2015, the amounts of notes receivable from related parties were $13,500,000 and $9,000,000, respectively.

Hyatt Place Note

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a 74.5% joint venture interest in a mortgage note secured by a hotel property in Grapevine, Texas (the “Hyatt Place Note”) pursuant to the transaction described below. The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (“Patriot Bank”), and is secured by a lien on the underlying hotel property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

On the Closing Date, the OP, Moody National Mortgage Corporation (“Moody National Mortgage”), an affiliate of Sponsor controlled by Brett C. Moody, and certain of the holders of ownership interests in the Trust (collectively, the “Trust Members,” and, together with the OP and Moody National Mortgage, the “Members”), entered into the limited liability company agreement (the “Note Joint Venture Agreement”) of MNHP Note Holder, LLC, a Delaware limited liability company (the “Note Joint Venture”). On the Closing Date, the Note Joint Venture acquired the Hyatt Place Note from Patriot Bank for an aggregate purchase price of $12,759,199, exclusive of closing costs. The Note Joint Venture financed the payment of the purchase price for the Hyatt Place Note with (1) a capital contribution to the Note Joint Venture from the OP and the Trust Members, and (2) the proceeds of a loan from Patriot Bank evidenced by a promissory note in the aggregate principal amount of $11,483,280 (the “Acquisition Note”). For additional information on the terms of the Acquisition Note, see Note 5 (“Debt”). As of June 30, 2016, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

On the Closing Date and effective as of the Effective Date, the Note Joint Venture and the Trust entered into a Renewal, Extension and Modification Agreement which extended the maturity date of the Hyatt Place Note and amended the terms of the Hyatt Place Note. The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon was due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” of 3.25% (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note was to accrue interest at 5.15%, which is a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law.

On June 10, 2016, the Hyatt Place Note and the Acquisition Note and all accrued interest thereon were paid in full.

The estimated fair value of the Hyatt Place Note as of June 30, 2016 and December 31, 2015 was $0 and $11,839,171, respectively. The fair value of the Hyatt Place Note was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Receivable from Related Parties

On August 21, 2015, the Company originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”).

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note are due and payable in full on the earlier of (1) August 21, 2016 or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor will pay the Company an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to the Company.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following:

	Principal as of June 30, 2016	Principal as of December 31, 2015	Interest Rate at June 30, 2016	Maturity Date
Hyatt Place Note Acquisition Note	$—	$9,994,173	3.000%	May 5, 2018
Woodlands Hotel Loan	9,300,000	9,300,000	4.690%	April 11, 2025
Germantown Hotel Loan	7,395,967	7,465,018	4.300%	May 6, 2023
Charleston Hotel Loan	7,476,898	7,536,474	5.193%	August 1, 2023
Austin Hotel Loan	11,127,079	11,207,445	5.426%	January 6, 2024
Grapevine Hotel Loan	12,856,613	12,951,025	5.250%	April 6, 2024
Lyndhurst Hotel Loan	31,131,807	31,415,138	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	8,200,000	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	43,000,000	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	11,000,000	4.650%	August 11, 2025
TownPlace Suites Fort Worth Loan	7,103,734	7,167,151	6.136%	July 6, 2017
Hampton Inn Houston Loan	4,784,077	—	5.500%	April 28, 2017
Total	$172,376,175	$178,236,424

The notes payable are secured by hotel properties and are payable in monthly installments of principal and interest.

Maturities of notes payable as of June 30, 2016 are as follows:

Year ending June 30,
2016	$738,912
2017	44,043,293
2018	2,145,768
2019	2,248,650
2020	2,340,140
Thereafter	120,859,412
Total	$172,376,175

The estimated fair value of the Company’s notes payable as of June 30, 2016 and December 31, 2015 was $175,000,000 and $177,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of June 30, 2016, the Company had issued 13,111,298 shares of common stock in the Company’s public offerings, including 804,128 shares issued pursuant to the DRIP. As of June 30, 2016, there were a total of 13,184,770 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock, as discussed in Note 8 (“Incentive Award Plan”).

The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the six months ended June 30, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Total	$3,326,668	$1,932,371	$5,259,039

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Total	$2,972,160	$1,710,876	$4,683,036

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

In connection with the determination by the Company’s board of directors of an estimated value per share of $10.75 as of December 31, 2015, on March 24, 2016, the Company’s board of directors also determined to increase the purchase price of shares offered pursuant to the Company distribution reinvestment plan to $10.21 per share.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at June 30, 2016 was $6,845,160, which represented third-party ownership interests in the OP, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $10,138 and $(6,019) for the three months ended June 30, 2016 and 2015, respectively, and was $(59,068) and $(6,023) for the six months ended June 30, 2016 and 2015, respectively.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in Moody VIE at June 30, 2016 was $162,733, which represented ownership interests in Moody VIE, and is reported in equity in the consolidated balance sheets. Loss from Moody VIE attributable to these noncontrolling interests was $116,267 and $0 for the three months ended June 30, 2016 and 2015, respectively, and was $116,267 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at June 30, 2016 was $10,151, which represented third-party ownership interests in the Lyndhurst Joint Venture, the Fort Worth Joint Venture, and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $11,675 and $19,441 for the three months ended June 30, 2016 and 2015, respectively, and was $31,332 and $38,693 for the six months ended June 30, 2016 and 2015, respectively.

7.	Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s Initial Public Offering and Follow-On Offering, received a selling commission of up to 6.5% of gross offering proceeds raised in those offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in those offerings, a portion of which could be re-allowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of June 30, 2016, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the Initial Public Offering and Follow-On Offering, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the Initial Public Offering and Follow-On Offering, respectively, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2016, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 related to the Initial Public Offering and $2,849,000 related to the Follow-On Offering and the DRIP Offering.

As of June 30, 2016, total offering costs for the Follow-On Offering were $14,121,598. The Company directly incurred $11,396,735 of offering costs for the Follow-On Offering and $2,724,863 in offering costs reimbursable to Advisor for the Follow-On Offering. As of June 30, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs reimbursable to Advisor for the DRIP Offering. As of June 30, 2016, the Company had $0 payable to Advisor for offering costs related to the Follow-On Offering and DRIP Offerings. As of June 30, 2016, offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Follow-On Offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the six months ended June 30, 2016, the Company paid Advisor acquisition fees of $120,000 in connection with the acquisition of the Houston Hotel. For the six months ended June 30, 2015, the Company paid Advisor acquisition fees of $1,159,500 in connection with the acquisitions of the Great Valley Hotel and the Nashville Hotel. Acquisition fees are recorded as property acquisition expenses in the Company’s consolidated statements of operations. As of June 30, 2016, the Company had not paid any origination fees to Advisor.

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the six months ended June 30, 2016, the Company paid $48,000 in debt financing fees to Advisor incurred in connection with the acquisition of the Houston Hotel. For the six months ended June 30, 2015, the Company paid $605,000 in debt financing fees to Advisor incurred in connection with the refinancing of the Woodlands Hotel and the acquisitions of the Great Valley Hotel and the Nashville Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended June 30, 2016 and 2015, the Company incurred asset management fees of $670,000 and $435,765, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred asset management fees of $1,317,589 and $840,399, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. The Company did not pay Advisor any disposition fees for the three or six months ended June 30, 2016 and 2015.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2016, total operating expenses of the Company were $3,945,678, which included $2,830,958 in operating expenses incurred directly by the Company and $1,114,720 incurred by Advisor on behalf of the Company. Of the $3,945,678 in total operating expenses incurred during the four fiscal quarters ended June 30, 2016, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $1,114,000 in operating expenses during the four fiscal quarters ended June 30, 2016. Additionally, Advisor has incurred $4,924,606 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended June 30, 2016. Subject to a future determination by the Company’s board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of June 30, 2016.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (“Property Manager”), as its property manager. The Company pays Property Manager a property management fee and an accounting fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended June 30, 2016 and 2015, the Company paid the Property Manager property management fees of $492,359 and $374,571, respectively, and accounting fees of $82,500 and $67,500. For the six months ended June 30, 2016 and 2015, the Company paid the Property Manager property management fees of $900,807 and $668,456, respectively, and accounting fees of $165,000 and $127,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Notes Receivable from Related Parties

On August 21, 2015, pursuant to the Related Party Note, the Company made a loan in the amount of $9,000,000 to DST Sponsor, an affiliate of the Company, the proceeds of which were used by DST Sponsor for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an exit fee of $90,000 is payable by DST Sponsor to the Company upon maturity of the Related Party Note. The Related Party Note bears interest at a rate of 12% per annum and is due August 21, 2016.

On April 29, 2016, pursuant to the Related Party Mezzanine Note, the Company made a loan in the amount of $4,500,000 to Realty, the proceeds of which were used by Realty for the acquisition of a commercial property located in Houston, Texas. An origination fee of $45,000 and an exit fee of $45,000 is payable by Realty to the Company upon maturity of the Related Party Mezzanine Note. The Related Party Mezzanine Note bears interest at a rate of 10% per annum and is due April 30, 2018.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Due from Related Parties

On September 22, 2015, the Company assigned and transferred its Purchase Agreement, as amended, between the Company and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Realty for the sum of $1,000,000. The $1,000,000 receivable is recorded in due from related parties in the accompanying consolidated balance sheets.

Note Joint Venture

As discussed in Note 4 (“Notes Receivable”), as of June 30, 2016, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

On June 10, 2016, the Hyatt Place Note receivable and the Acquisition Note payable and all accrued interest thereon were paid in full.

Great Valley Hotel

On March 27, 2015, the OP acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel (the “Great Valley TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of $11,000,000. The Great Valley TIC Owners acquired their tenant-in-common interests in the Great Valley Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

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

Fort Worth Hotel

On December 18, 2015, the OP acquired an interest in the Fort Worth Hotel from the Fort Worth TIC Owners for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Fort Worth Hotel, of $7,301,887. The Fort Worth TIC Owners acquired their tenant-in-common interests in the Fort Worth Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Houston Hotel

On April 21, 2016, the OP acquired fee simple title to the Houston Hotel from the current tenant-in-common owners of the Houston Hotel (the “Houston TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of approximately $8,000,000. The Houston TIC Owners acquired their tenant-in-common interests in the Houston Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to the employees, directors and consultants of the Company and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then-current independent directors was entitled to receive 5,000 shares of restricted common stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares of common stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of June 30, 2016, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months ended June 30, 2016 and 2015. As of June 30, 2016, a total of 51,250 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $7,000 and $21,000 for the three months ended June 30, 2016 and 2015, respectively, and $14,000 and $41,769 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there were 625 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 12, 2015. The remaining unrecognized compensation expense of $77 will be recognized during the third quarter of 2016.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2016 and year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	5,625	$10.00
Shares granted on August 12, 2015	2,500	10.00
Shares vested	(6,250)	10.00

Balance of non-vested shares as of December 31, 2015	1,875	10.00
Shares vested	(1,250)	10.00
Balance of non-vested shares as of June 30, 2016	625	$10.00

9.	Subordinated Participation Interest

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

June 30, 2016

(unaudited)

10.	Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2016 and December 31, 2015, the Company escrows payments required for insurance, real estate taxes, capital improvements, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Property improvement plan	$2,148,058	$7,031,398
Real estate taxes	1,445,007	2,182,435
Insurance	190,643	379,907
Hotel furniture and fixtures	1,979,821	2,154,650
Seasonality	290,064	290,061
Total restricted cash	$6,053,593	$12,038,451

Franchise Agreements

As of June 30, 2016, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,365,000 and $1,093,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,473,000 and $1,738,000 for the six months ended June 30, 2016 and 2015, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than for each TRS) for the three and six months ended June 30, 2016 and 2015 due to the Company’s election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes, as it had not yet elected to be taxed as a REIT.

The TRSs had deferred tax assets of $1,548,000 and $1,345,000 as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

The income tax expense (benefit) for the three months and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Current expense	$82,314	$182,600	$132,314	$361,000
Deferred expense (benefit)	104,000	(44,000)	(203,000)	(229,000)
Total expense (benefit), net	$186,314	$138,600	$(70,686)	$132,000

Federal	$92,000	$141,000	$(152,000)	$150,000
State	94,314	(2,400)	81,314	(18,000)
Total tax expense (benefit)	$186,314	$138,600	$(70,686)	$132,000

13.	Subsequent Events

Distributions Declared

On June 30, 2016, the Company declared a distribution in the aggregate amount of $867,673, of which $555,896 was paid in cash on July 15, 2016 and $311,777 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On July 31, 2016, the Company declared a distribution in the aggregate amount of $894,329 which is scheduled to be paid in cash and through the DRIP in the form of additional shares of the Company’s common stock on or about August 15, 2016.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to effectively deploy the remaining net proceeds raised in our follow-on public offering of common stock, which terminated effective February 20, 2015;

●	our ability to continue to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to continue to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

●	changes in demand for rooms at our hotel properties;

●	our ability to continue to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

●	the availability of capital;

●	changes in interest rates; and

●	changes to U.S. generally accepted accounting principles, or GAAP.

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

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. We elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011.

As of June 30, 2016, our portfolio consisted of fourteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-room hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-room hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-unit hotel property located in Fort Worth, Texas, (12) the Houston Hotel, a 119-room hotel property located in Houston, Texas, (13) a note receivable from a related party with an initial principal amount of $9,000,000 and (14) a note receivable from a related party with an initial principal amount of $4,500,000.

On April 15, 2009, we commenced our initial public offering, or our initial public offering, of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. As of the termination of our initial public offering, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $10,966,713. On October 12, 2012, we terminated our initial public offering.

On October 12, 2012, we commenced our follow-on public offering, or our follow-on offering, of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to the DRIP at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares to the public in our follow-on offering, but continued to issue shares pursuant to the DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 with the SEC to register the sale of up to $25,000,000 in shares of our common stock pursuant to the DRIP, or our DRIP offering.

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,720,956 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,104,990. As of June 30, 2016, we had accepted subscriptions for, and issued, an aggregate of 12,847,209 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,071,703. As of June 30, 2016, we had sold 264,089 shares pursuant to the DRIP in our DRIP Offering, and 2,235,911 shares of our common stock registered in the DRIP Offering remained available for sale.

We intend to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of our shares that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, substantially all of our investments have been in hotel properties or loans secured by hotel properties, and we anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

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

On March 24, 2016, our board of directors approved the formation of a special committee of two of the Company’s independent directors, or the Special Committee, to consider potential strategic transactions. The Special Committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to our board of directors concerning any strategic transactions. The Special Committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. In connection with the formation of the Special Committee on March 24, 2016, our board of directors elected to suspend our share redemption program, which became effective as of May 6, 2016.

Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, our external advisor, pursuant to an advisory agreement. We refer to Moody National Advisor I, LLC as our “advisor.” Our advisor conducts our operations and manages our portfolio of real estate investments.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the current year and that we have adequate resources to fund our cash needs until we reach sustainable profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in future offerings of securities (if any), changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on room rates for hotels. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Net Cash Provided by Operating Activities

As of June 30, 2016, we owned interests in twelve hotel properties, including two joint venture interests. Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $3,774,776 and $2,336,130, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2016 was primarily due to an increase in net operating income related to additional hotel acquisitions and owning other properties for the entire period.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) used in investing activities for the six months ended June 30, 2016 and 2015 was $599,595 and $(89,842,409), respectively. The decrease in cash used in investing activities for the six months ended June 30, 2016 was primarily due to the decrease in acquisitions of hotel properties to $8,000,000 for the six months ended June 30, 2016 from $70,031,803 for the six months ended June 30, 2015 and the full repayment of the mortgage note receivable secured by a Hyatt Place hotel in Grapevine, Texas, or the Hyatt Place Note, of $11,839,711 for the six months ended June 30, 2016, as compared to principal repayments of $109,799 for the six months ended June 30, 2015.

Net Cash Provided By (Used In) Financing Activities

Our cash flows used in financing activities consist primarily of distributions paid to our stockholders and repayments of notes payable. Net cash provided by (used in) financing activities for the six months ended June 30, 2016 and 2015 was $(10,867,697) and $72,369,068, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2016, was primarily due to a decrease in gross offering proceeds to $0 for the six months ended June 30, 2016 from $27,374,787 for the six months ended June 30, 2015 due to the follow-on offering ending in February 2015. Also, proceeds of notes payable decreased to $4,800,000 for the six months ended June 30, 2016 from $60,500,000 for the six months ended June 30, 2015.

Cash and Cash Equivalents

As of June 30, 2016, we had cash on hand of $7,577,902.

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

As of June 30, 2016, our outstanding indebtedness totaled $172,376,175. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2016 and 2015, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2016:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$172,376,175	$738,912	$46,189,061	$4,588,790	$120,859,412
Interest payments on outstanding debt obligations(2)	51,040,691	4,323,077	13,692,116	11,585,898	21,439,600
Purchase obligations(3)	—	—	—	—	—
Total	$223,416,866	$5,061,989	$59,881,177	$16,174,688	$142,299,012

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2016.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2016.

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

Total offering costs for our follow-on offering were $14,121,598. We directly incurred $11,396,735 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. As of June 30, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursable to our advisor. As of June 30, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. Offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2016, our total operating expenses were $3,945,678, which included $2,830,958 in operating expenses incurred directly by us and $1,114,720 incurred by our advisor on our behalf. Of the $3,945,678 in total operating expenses incurred during the four fiscal quarters ended June 30, 2016, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,114,000 in operating expenses during the four fiscal quarters ended June 30, 2016. Additionally, our advisor has incurred $4,924,606 in operating expenses on our behalf prior to the four fiscal quarters ended June 30, 2016. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “waiver period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of June 30, 2016.

Results of Operations

As of June 30, 2016, we had acquired three hotel properties and sold one hotel property since June 30, 2015. Accordingly, our results of operations for the three months ended June 30, 2016 are not directly comparable to those for the three months ended June 30, 2015. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015

Revenue

Total revenue increased to $17,395,020 for the three months ended June 30, 2016 from $12,536,708 for the three months ended June 30, 2015. Total hotel revenue increased to $16,872,553 for the three months ended June 30, 2016 from $12,380,869 for the three months ended June 30, 2015. The increase in hotel revenue was primarily due to the fact that we owned twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015, and we owned the Nashville Hotel for only sixteen days during the three months ended June 30, 2015. Interest income related to the Hyatt Place Note and the notes receivable from related parties increased to $522,467 for the quarter ended June 30, 2016 from $155,839 for the quarter ended June 30, 2015. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated growth in revenues, including from hotels that we acquired since the quarter ended June 30, 2015.

A comparison of hotel revenues for those hotels owned continuously for the three months ended June 30, 2016 and 2015 is set forth below:

	Three months ended June 30,
	2016	2015	Increase (Decrease)
Woodlands Hotel	$880,143	$1,050,650	$(170,507)
Germantown Hotel	1,126,298	1,083,896	42,402
Charleston Hotel	1,123,003	1,029,278	93,725
Austin Hotel	1,223,508	1,310,187	(86,679)
Grapevine Hotel	1,662,479	1,537,775	124,704
Lyndhurst Hotel	2,410,059	2,199,280	210,779
Austin Arboretum Hotel	1,485,223	1,551,626	(66,403)
Great Valley Hotel	1,054,138	1,007,508	46,630
Totals	$10,964,851	$10,770,200	$194,651

Revenue declined at the Woodlands Hotel, the Austin Hotel and the Austin Arboretum Hotel due to the downturn in the energy business in Texas and property improvements being made to the Austin Arboretum Hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $9,731,246 for the three months ended June 30, 2016 from $7,256,424 for the three months ended June 30, 2015. The increase in hotel operating expenses was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015, and we owned the Nashville Hotel for only sixteen days during the three months ended June 30, 2015.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $946,791 for the three months ended June 30, 2016 from $712,443 for the three months ended June 30, 2015. This increase was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $2,934,457 for the three months ended June 30, 2016 from $2,018,303 for the three months ended June 30, 2015. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015.

Property Acquisition Expenses

Property acquisition expenses decreased to $115,821 for the three months ended June 30, 2016 from $1,398,334 for the three months ended June 30, 2015. We acquired one property in each of the quarters ended June 30, 2016 and 2015 with acquisition prices of $8,000,000 and $66,300,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,002,689 for the three months ended June 30, 2016 from $700,264 for the three months ended June 30, 2015. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the three months ended June 30, 2016 from the three months ended June 30, 2015 because we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $2,391,750 for the three months ended June 30, 2016 from $1,751,872 for the three months ended June 30, 2015. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to three hotel property acquisitions less the debt related to the disposition of one hotel property since June 30, 2015, and we only paid interest related to the Nashville Hotel for sixteen days during the three months ended June 30, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the three months ended June 30, 2016 was $186,314 compared to $138,600 for the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015

Revenue

Total revenue increased to $31,508,412 for the six months ended June 30, 2016 from $22,543,556 for the six months ended June 30, 2015. Total hotel revenue increased to $30,540,730 for the six months ended June 30, 2016 from $22,232,866 for the six months ended June 30, 2015. The increase in hotel revenue was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015 and we owned the Nashville Hotel for only sixteen days during the six months ended June 30, 2015. Interest income related to the Hyatt Place Note and the notes receivable from related parties increased to $967,682 for the six months ended June 30, 2016 from $310,690 for the six months ended June 30, 2015. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated growth in revenues, including from hotels that we acquired since the six months ended June 30, 2015.

A comparison of hotel revenues for those hotels owned continuously for the six months ended June 30, 2016 and 2015 follows:

	Six months ended June 30,
	2016	2015	Increase (Decrease)
Woodlands Hotel	$1,701,152	$2,103,922	$(402,770)
Germantown Hotel	2,059,185	1,968,492	90,693
Charleston Hotel	2,053,408	1,803,523	249,885
Austin Hotel	2,072,271	2,610,168	(537,897)
Grapevine Hotel	3,317,697	2,984,559	333,138
Lyndhurst Hotel	4,262,330	3,848,774	413,556
Austin Arboretum Hotel	2,710,733	3,019,925	(309,192)
Totals	$18,176,776	$18,339,363	$(162,587)

Revenue declined at the Woodlands Hotel, the Austin Hotel and the Austin Arboretum Hotel due to the downturn in the energy business in Texas and property improvements being made to the Austin Arboretum Hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $18,194,631 for the six months ended June 30, 2016 from $13,243,688 for the six months ended June 30, 2015. The increase in hotel operating expenses was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015, and we owned the Nashville Hotel for only sixteen days during the six months ended June 30, 2015.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $1,852,700 for the six months ended June 30, 2016 from $1,339,489 for the six months ended June 30, 2015. This increase was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $5,712,784 for the six months ended June 30, 2016 from $3,919,384 for the six months ended June 30, 2015. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015.

Property Acquisition Expenses

Property acquisition expenses decreased to $115,821 for the six months ended June 30, 2016 from $1,774,774 for the six months ended June 30, 2015. We acquired one property during the six months ended June 30, 2016 and two properties during the six months ended June 30, 2015 with aggregate purchase prices of $8,000,000 and $77,300,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $2,203,525 for the six months ended June 30, 2016 from $1,455,562 for the six months ended June 30, 2015. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the six months ended June 30, 2016 from the six months ended June 30, 2015 because we owned interests in twelve hotel properties at June 30, 2016 compared to ten hotel properties at June 30, 2015. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs increased to $4,713,928 for the six months ended June 30, 2016 from $3,324,632 for the six months ended June 30, 2015. This increase in interest expense and amortization of deferred loan costs was due to the fact that we incurred additional indebtedness related to our three hotel property acquisitions less the debt related to the disposition of one hotel property since June 30, 2015, and we only paid interest related to the Nashville Hotel for sixteen days during the three months ended June 30, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the six months ended June 30, 2016 was $(70,686) compared to $132,000 for the six months ended June 30, 2015.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $132,314 and $361,000 in current income taxes for the six months ended June 30, 2016 and 2015, respectively. We had a net deferred tax asset, consisting primarily of net operating losses generated by our taxable REIT subsidiaries, of $1,548,000 and $1,345,000 as of June 30, 2016 and December 31, 2015, respectively.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2016.

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

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended June 30, 2016 and 2015.

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

Inflation

As of June 30, 2016, our investments consisted of ownership interests in twelve hotel properties, our 74.5% joint venture interest in the Hyatt Place Note and our notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the six months ended June 30, 2016 and 2015:

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Total	$3,326,668	$1,932,371	$5,259,039

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Total	$2,972,160	$1,710,876	$4,683,036

(1)	Amount of distributions paid in shares of common stock pursuant to our DRIP.

We paid $5,259,039 in aggregate distributions in the first two quarters of 2016 which was comprised of $3,326,668 in cash distributions and $1,932,371 in shares issued pursuant to our distribution reinvestment plan. We paid $4,683,036 in aggregate distributions in the first two quarters of 2015 which was comprised of $2,972,160 in cash distributions and $1,710,876 in shares issued pursuant to our distribution reinvestment plan. For the six months ended June 30, 2016 and 2015, we had cash provided by operating activities of $3,774,776 and $2,336,130, respectively. For the six months ended June 30, 2016, approximately 72% of distributions were paid from cash provided by operating activities and the remaining approximately 28% was paid from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$85,952	$(1,439,532)	$(1,214,291)	$(2,645,973)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	2,934,457	2,018,303	5,712,784	3,919,384
Adjustments for noncontrolling interests	(11,675)	(19,441)	(31,332)	(38,693)
Funds from Operations	3,008,734	559,330	4,467,161	1,234,718
Adjustments:
Stock-based compensation	7,000	21,000	14,000	41,769
Amortization of deferred loan costs	189,396	119,781	339,662	253,185
Property acquisition expense	115,821	1,398,334	115,821	1,774,774
Adjustments for noncontrolling interests	(5,061)	(685)	(5,746)	(1,363)
Modified Funds from Operations	$3,315,890	$2,097,760	$4,930,898	$3,303,083

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into a joint venture arrangement with affiliates of our advisor in connection with the acquisition of the Hyatt Place note. See Note 7 (“Related Party Arrangements”) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On June 30, 2016, we declared a distribution in the aggregate amount of $867,673, of which $555,896 was paid in cash on July 15, 2016 and $311,777 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On July 31, 2016, we declared a distribution in the aggregate amount of $894,329 which is scheduled to be paid in cash and through our distribution reinvestment plan in the form of additional shares of our common stock on or about August 15, 2016.

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

As of June 30, 2016, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The estimated fair value of our debt as of June 30, 2016 was $175,000,000 based on discounted cash flow analyses.

We are also exposed to interest rate risk with respect to our notes receivable from related parties. While those notes bear interest at fixed rates for their respective terms, changes in interest rates may affect the fair value of both notes. As of June 30, 2016, the carrying value of both notes approximated the fair value.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the risk of failure by the counterparty to perform its obligations under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and six months ended June 30, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2016	20,738.82	$9.64		(2)
May 2016	—	—		(2)
June 2016	65,227.61	$10.44		(2)
	85,966.43

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 85,966.43 shares requested to be redeemed were redeemed during the quarter ended June 30, 2016 at an average price of $10.25 per share.
(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

As noted above, on March 24, 2016, our board of directors voted to suspend our share redemption program in connection with the formation of the Special Committee.

During the three months ended June 30, 2016, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering our initial public offering, was declared effective by the SEC and we commenced that offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on offering was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to the DRIP at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering, and continued to issue shares pursuant to the DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 (File No. 333-207805) with the SEC to register the sale of up to $25,000,000 in shares of our common stock in our DRIP offering.

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,720,956 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,104,990. As of June 30, 2016, we have raised $128,202,074 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP offering.

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

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual
Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,102,398	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,019,200	Actual
Total expenses	$14,121,598

DRIP Offering:

We do not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of June 30, 2016, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of June 30, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $107,232,945 excluding $5,130,370 in offering proceeds from shares of our common stock issued pursuant to the DRIP. As of June 30, 2016, the ratio of the cost of raising capital to capital raised was approximately 13%.

We intend to use substantially all of the remaining net proceeds from the foregoing offerings to continue to invest in a portfolio of real properties, real estate securities and debt-related investments. As of June 30, 2016, we had used $98,960,327 of the net proceeds from the foregoing offerings, plus debt financing, to purchase (1) our fourteen investments in hotel properties (including our investments in an interest in a hotel property that was sold on August 23, 2012 and a hotel property that was sold on September 9, 2015), (2) the Hyatt Place Note and (3) the notes receivable from related parties. As of June 30, 2016, we had paid $10,018,828 of acquisition expenses to third parties.

For more information regarding how we used our net offering proceeds through June 30, 2016, see our financial statements included in this quarterly report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

4.2	Moody National REIT I, Inc. Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (No. 333-207805) and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: August 15, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-179521), filed on April 30, 2015)

4.2	Moody National REIT I, Inc. Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (No. 333-207805) and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.