Form 10-Q
period 2016-09-30
Moody National REIT I, Inc.
filed 2016-11-14
CIK 1424879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐   No ☒

As of November 3, 2016, there were 13,307,394 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investment in hotel properties, net	$239,429,220	$232,948,200
Cash and cash equivalents	6,251,259	14,071,228
Restricted cash	7,004,618	12,038,451
Accounts receivable, net of allowance of $30,000 and $32,000 as of September 30, 2016 and December 31, 2015, respectively	1,047,554	731,618
Mortgage note receivable	—	11,839,171
Notes receivable from related parties	13,500,000	9,000,000
Prepaid expenses and other assets	2,599,935	1,962,532
Earnest money and deposits	—	2,125,000
Deferred franchise costs, net of accumulated amortization of $128,027 and $79,651 as of September 30, 2016 and December 31, 2015, respectively	931,973	905,349
Due from related parties	2,482,700	1,479,300

Total Assets	$273,247,259	$287,100,849

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,373,146 and $2,767,439 as of September 30, 2016 and December 31, 2015	$169,640,362	$175,468,985
Accounts payable and accrued expenses	6,627,916	6,268,155
Due to related parties	1,014,500	96,088
Dividends payable	869,674	888,434
Operating partnership distributions payable	47,667	49,391

Total Liabilities	178,200,119	182,771,053

Special Partnership Units—100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,278,268 and 13,091,766 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	132,783	130,918
Additional paid-in capital	116,354,870	114,526,834
Accumulated deficit	(28,080,849)	(17,843,394)
Total stockholders’ equity	88,406,804	96,814,358
Noncontrolling interest in Operating Partnership	6,629,185	7,193,407
Noncontrolling interests in consolidated joint ventures	10,151	321,031
Total Equity	95,046,140	104,328,796

TOTAL LIABILITIES AND EQUITY	$273,247,259	$287,100,849

See accompanying notes to consolidated financial statements.

2

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Room revenue	$14,551,065	$14,612,295	$43,432,871	$35,662,726
Other hotel revenue	787,404	816,694	2,446,328	1,999,129
Total hotel revenue	15,338,469	15,428,989	45,879,199	37,661,855
Interest income from notes receivable	442,101	286,835	1,409,783	597,525
Total revenue	15,780,570	15,715,824	47,288,982	38,259,380

Expenses
Hotel operating expenses	9,652,424	9,146,693	27,847,055	22,390,381
Property taxes, insurance and other	945,390	1,039,831	2,798,090	2,379,320
Depreciation and amortization	3,005,575	2,741,430	8,718,359	6,660,814
Property acquisition	—	1,554,135	112,283	3,328,909
Corporate general and administrative	1,395,796	836,446	3,602,859	2,292,008
Total expenses	14,999,185	15,318,535	43,078,646	37,051,432

Operating income	781,385	397,289	4,210,336	1,207,948

Other income (expense)
Gain on sale of hotel property	—	10,141,096	—	10,141,096
Interest expense and amortization of debt issuance costs	(2,353,716)	(2,230,998)	(7,067,644)	(5,555,630)
Total other income (expense), net	(2,353,716)	7,910,098	(7,067,644)	4,585,466

Income (loss) before income tax expense (benefit)	(1,572,331)	8,307,387	(2,857,308)	5,793,414
Income tax expense (benefit)	(334,737)	333,000	(405,423)	465,000

Net income (loss)	(1,237,594)	7,974,387	(2,451,885)	5,328,414
Income attributable to noncontrolling interests in consolidated joint ventures	—	(19,630)	(31,332)	(58,323)
(Income) loss attributable to noncontrolling interest in variable interest entity	(100,522)	—	15,745	—
(Income) loss attributable to noncontrolling interest in Operating Partnership	69,797	(42,159)	128,865	(36,136)
Net income (loss) attributable to common shareholders	$(1,268,319)	$7,912,598	$(2,338,607)	$5,233,955
Per-share information – basic and diluted:
Net income (loss) attributable to common shareholders	$(0.10)	$0.61	$(0.18)	$0.42
Dividends declared	$0.20	$0.20	$0.60	$0.60
Weighted average shares outstanding	13,232,912	12,963,331	13,191,878	12,539,160

See accompanying notes to consolidated financial statements.

3

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2016
(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Variable Interest Entity	Noncontrolling Interests in Consolidated Joint Ventures	Total Equity

Balance at December 31, 2015	—	$—	13,091,766	$130,918	$114,526,834	$(17,843,394)	726,920	$7,193,407	$—	$321,031	$104,328,796
Redemption of common stock	—	—	(105,740)	(1,057)	(1,070,104)	—	—	—	—	—	(1,071,161)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	292,242	2,922	2,884,063	—	—	—	—	—	2,886,985
Contribution of equity in variable interest entity	—	—	—	—	—	—	—	—	15,745	—	15,745
Stock-based compensation	—	—	—	—	14,077	—	—	—		—	14,077
Net income (loss)	—	—	—	—	—	(2,338,607)	—	(128,865)	(15,745)	31,332	(2,451,885)
Dividends and distributions declared	—	—	—	—	—	(7,898,848)	—	(435,357)	—	(342,212)	(8,676,417)
Balance at September 30, 2016	—	$—	13,278,268	$132,783	$116,354,870	$(28,080,849)	726,920	$6,629,185	$—	$10,151	$95,046,140

See accompanying notes to consolidated financial statements.

4

MOODY NATIONAL REIT I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(2,451,885)	$5,328,414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of hotel property	—	(10,141,096)
Depreciation and amortization	8,718,359	6,660,814
Amortization of debt issuance costs	520,644	387,867
Stock-based compensation	14,077	45,846
Deferred income tax benefit	(545,000)	(198,000)
Changes in operating assets and liabilities
Restricted cash	(249,918)	(582,275)
Accounts receivable	(315,936)	(242,342)
Prepaid expenses and other assets	(92,403)	(519,333)
Accounts payable and accrued expenses	359,761	3,491,620
Due to related parties	44,165	89,732
Net cash provided by operating activities	6,001,864	4,321,247
Cash flows from investing activities
Proceeds from sale of hotel property	—	22,107,775
(Increase) decrease in restricted cash	5,283,751	(4,468,490)
Decrease in earnest money and deposits	2,125,000	1,391,210
Repayments of mortgage note receivable	11,839,171	164,073
Origination of notes receivable from related parties	(4,500,000)	(9,000,000)
Payment of deferred franchise costs	(75,000)	—
Due from related parties	—	(1,544,910)
Improvements and additions to hotel properties	(7,151,003)	(5,369,199)
Acquisitions of hotel properties	(8,000,000)	(84,281,803)
Net cash used in investing activities	(478,081)	(81,001,344)
Cash flows from financing activities
Proceeds from issuance of common stock	—	27,342,069
Redemptions of common stock	(1,071,161)	(426,629)
Offering costs paid	(129,153)	(3,369,794)
Special contribution	—	350,000
Dividends paid	(5,030,623)	(4,952,261)
Operating partnership distributions paid	(437,081)	(104,110)
Contribution of equity in variable interest entity	15,745	—
Proceeds of notes payable	4,800,000	71,500,000
Repayment of notes payable	(11,022,916)	(12,756,997)
Payment of deferred financing costs	(126,351)	(2,141,757)
Distributions to noncontrolling interest in joint venture	(342,212)	(36,363)
Net cash provided by (used in) financing activities	(13,343,752)	75,404,158

Net change in cash and cash equivalents	(7,819,969)	(1,275,939)
Cash and cash equivalents at beginning of period	14,071,228	23,844,072
Cash and cash equivalents at end of period	$6,251,259	$22,568,133
Supplemental Cash Flow Information
Interest paid	$6,579,158	$5,059,473
Income taxes paid	$262,064	$188,780
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Decrease in accrued offering costs due to related party	$—	$(78,311)
Contributions from noncontrolling interests in operating partnership	$—	$7,268,197
Issuance of common stock from dividend reinvestment plan	$2,886,985	$2,688,884
Dividends payable	$869,674	$854,511
Operating partnership distributions payable	$47,667	$66,410

See accompanying notes to consolidated financial statements.

5

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
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

As of September 30, 2016, the Company owned (1) ten hotel properties located in Texas, Tennessee, South Carolina and Pennsylvania, comprising a total of 1,273 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest in a 95-suite hotel property in Fort Worth, Texas, (3) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas and (4) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas. For more information on the Company’s portfolio, see Notes 3 (“Investment in Hotel Properties”) and 4 (“Notes Receivable”).

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

On October 12, 2012, the Company commenced its follow-on public offering (the “Follow-On Offering”) of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public in the primary offering and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the primary portion of the Follow-On Offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the Follow-On Offering, the Company had accepted investors’ subscriptions for, and issued, 11,720,956 shares of its common stock in the Follow-On Offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,104,990. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP Offering”). The Company continues to offer shares of common stock pursuant to the DRIP Offering. As of September 30, 2016, the Company had accepted subscriptions for, and issued, 12,847,209 shares of common stock in the Company’s Initial Public Offering and Follow-On Offering, including 540,039 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,071,703. As of September 30, 2016, the Company had sold 357,587 shares pursuant to the DRIP in the DRIP Offering, and 2,142,413 shares of common stock remained available for sale pursuant to the DRIP Offering.

Subject to the proposed merger described below, the Company intends to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of the Company’s securities that the Company may conduct in the future to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.75 as of December 31, 2015. In connection with the determination of an estimated per share value, on March 24, 2016 the Company’s board of directors also determined to increase the purchase price of shares offered pursuant to the DRIP to $10.21, which became effective as of May 1, 2016. On October 13, 2016, the Company’s board of directors determined to suspend the DRIP. The suspension of the DRIP will become effective beginning with distributions made in November 2016 and will remain in effect unless and until the DRIP resumes, as determined by the Company’s board of directors. In the future, the Company’s board of directors may, in its sole discretion and from time to time, change the price at which it offers shares pursuant to the DRIP to reflect changes in the Company’s estimated value per share and other factors that the board of directors deems relevant.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Also on March 24, 2016, the Company’s board of directors approved the formation of a special committee of two of the Company’s independent directors (the “Special Committee”), to consider potential strategic transactions. The Special Committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to the board of directors concerning any strategic transactions. The Special Committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. In addition, in connection with the formation of the Special Committee, on March 24, 2016, the board of directors elected to suspend the Company’s share redemption program, which became effective as of May 6, 2016.

On September 27, 2016, the Company jointly announced with Moody National REIT II, Inc. (“REIT II”) that the Special Committee, after reviewing strategic alternatives, had accepted a non-binding Letter of Intent (the “LOI”) from the special committee of the board of directors of REIT II regarding the acquisition of the Company by REIT II. Pending receipt of the necessary approvals, the acquisition would take the form of a merger, with gross merger consideration of $11.00 per share of the Company’s common stock before the payment of disposition fees and profit sharing amounts payable to Sponsor, financial advisory and legal fees payable by the Company, and other transaction and closing costs incurred by the Company; provided, that in no event would the net merger consideration payable to the holders of the Company’s common stock be less than $10.25 per share. Further, the LOI provides that the Company’s stockholders would have the option to receive shares of REIT II common stock or cash; provided, that no more than approximately 50% of the aggregate net merger consideration may be paid in cash. The LOI also provides that any definitive merger agreement would include go-shop and termination fee provisions. Entry into a definitive merger agreement with respect to the proposed merger is subject to a number of conditions, and there is no guarantee that a transaction pursuant to the LOI will occur. The Company’s management will expend time and resources in the negotiation of a definitive merger agreement, which time and resources may otherwise have been allocated to other operational needs of the Company. Additionally, the LOI is non-binding and there will be no contract or agreement regarding a transaction between the Company and REIT II until a definitive merger agreement is signed. Even if a definitive merger agreement is entered into, there can be no assurance as to whether or when the conditions to the closing of the proposed merger will be satisfied or waived, or as to whether or when the proposed merger will be consummated.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance and the extent to which the Company has control or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by determining, among other things, if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of September 30, 2016 or December 31, 2015.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

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

The Company terminated its Follow-On Offering on February 20, 2015. Total offering costs for the Follow-On Offering were $14,121,598, comprised of $11,396,735 of offering costs for that offering incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor. As of September 30, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in reimbursable costs to Advisor. As of September 30, 2016, the Company had $0 payable to Advisor for reimbursable offering costs related to the Follow-On Offering and DRIP Offering. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in that offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to qualifying for taxation as a REIT, the Company was subject to normal federal and state corporation income taxes.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2016.

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

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs, such as quoted prices in active markets.

Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.

Level 3:	Unobservable inputs for which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future income amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Concentration of Credit Risk

As of September 30, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

The Company designates a hotel property as held for sale when the sale is probable within the next twelve months. Generally, the Company considers a sale to be probable when a buyer completes its due diligence review, the Company has an executed contract for sale and the Company has received a substantial non-refundable deposit.

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties that it owns may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or nine months ended September 30, 2016 and 2015.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or nine months ended September 30, 2016 or 2015.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include accrued interest receivable and the deferred income tax asset.

Earnest money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $128,027 and $79,651 as of September 30, 2016 and December 31, 2015, respectively. Expected future amortization of deferred franchise costs as of September 30, 2016 is as follows:

Years Ending December 31,	Franchise Costs
2016	$17,092
2017	68,368
2018	68,368
2019	68,368
2020	68,368
Thereafter	641,409
Total	$931,973

Debt Issuance Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. All periods presented have been reclassified to conform with this presentation. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of deferred costs was $1,079,963 and $630,688 as of September 30, 2016 and December 31, 2015, respectively. Expected future amortization of debt issuance costs as of September 30, 2016 is as follows:

Years Ending December 31,	Loan Costs
2016	$180,982
2017	506,665
2018	238,049
2019	238,049
2020	238,700
Thereafter	970,701
Total	$2,373,146

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 0 and 2,500 shares as of September 30, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common shareholders and comprehensive income (loss).

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition date nor has the Company determined the effect of ASU No. 2016-02 on the Company’s consolidated financial position or the Company’s consolidated results of operations.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,361,309

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,447,608

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,086,888

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,809,383

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	30,989,447

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	7,071,876

Houston Hotel (Hampton Inn)	April 21, 2016	Houston, Texas	100%	8,000,000	119	4,746,997

Totals				$240,373,887	1,595	$172,013,508

(1)	Excludes closing costs.
(2)	As of September 30, 2016.
(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Lyndhurst Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel (the “Lyndhurst TIC Owners”) contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting Class A membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Lyndhurst Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Lyndhurst Class A Interests.
(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC (the “Fort Worth Joint Venture”). The OP contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests of the Fort Worth Joint Venture (the “Fort Worth Class B Interests”). Pursuant to the operating agreement of the Fort Worth Joint Venture, the OP also agreed to pay up to $3.146 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel (the “Fort Worth TIC Owners”) contributed their tenant-in-common ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting Class A membership interests of the Fort Worth Joint Venture (the “Fort Worth Class A Interests”). The OP serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to the OP and 50% to the holders of the Fort Worth Class A Interests.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Investments in hotel properties consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Land	$27,923,000	$26,300,000
Buildings and improvements	207,245,258	199,088,102
Furniture, fixtures and equipment	27,196,749	21,825,902
Total cost	262,365,007	247,214,004
Accumulated depreciation	(22,935,787)	(14,265,804)
Investment in hotel properties, net	$239,429,220	$232,948,200

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2016 and 2015 is presented as if the Company acquired the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the Fort Worth Hotel and the Houston Hotel as of January 1, 2015 and excludes the operations of and the gain from the sale of a hotel property located in Newark, California sold in 2015. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the Fort Worth Hotel and the Houston Hotel as of January 1, 2015, nor does it purport to represent the Company’s future operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$15,780,570	$16,095,471	$48,025,435	$46,868,785
Net loss	(1,237,594)	(895,731)	(2,285,998)	(4,469,014)
Net loss attributable to common shareholders	(1,268,319)	(957,520)	(2,188,465)	(4,563,473)
Net loss per common share - basic and diluted	$(0.10)	$(0.07)	$(0.17)	$(0.36)

4.	Notes Receivable

As of September 30, 2016 and December 31, 2015, mortgage note receivable amounts were $0 and $11,839,171, respectively. As of September 30, 2016 and December 31, 2015, the amounts of notes receivable from related parties were $13,500,000 and $9,000,000, respectively.

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

As of September 30, 2016, the OP’s membership interest in the Note Joint Venture was 74.5%, the Trust Members’ membership interest in the Note Joint Venture was 11.5% and Moody National Mortgage’s membership interest in the Note Joint Venture was 14%.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon was due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” of 3.25% (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%, provided that in no event will the interest rate exceed the maximum interest rate permitted by applicable law.

On June 10, 2016, the Hyatt Place Note and the Acquisition Note and all accrued interest thereon were paid in full.

The estimated fair value of the Hyatt Place Note as of December 31, 2015 was $11,839,171. The fair value of the Hyatt Place Note was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note were due and payable in full on the earlier of (1) August 21, 2016 or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor will pay the Company an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to the Company.

On August 15, 2016, the maturity date of the Related Party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to the Company by DST Sponsor.

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

The aggregate estimated fair value of the notes receivable from related parties as of September 30, 2016 and December 31, 2015 were $13,500,000 and $9,000,000, respectively.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following:

	Principal as of September 30, 2016	Principal as of December 31, 2015	Interest Rate at September 30, 2016	Maturity Date
Hyatt Place Note Acquisition Note	$—	$9,994,173	3.000%	May 5, 2018
Woodlands Hotel Loan	9,300,000	9,300,000	4.690%	April 11, 2025
Germantown Hotel Loan	7,361,309	7,465,018	4.300%	May 6, 2023
Charleston Hotel Loan	7,447,608	7,536,474	5.193%	August 1, 2023
Austin Hotel Loan	11,086,888	11,207,445	5.426%	January 6, 2024
Grapevine Hotel Loan	12,809,383	12,951,025	5.250%	April 6, 2024
Lyndhurst Hotel Loan	30,989,447	31,415,138	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	8,200,000	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	43,000,000	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	11,000,000	4.650%	August 11, 2025
TownPlace Suites Fort Worth Loan	7,071,876	7,167,151	6.136%	July 6, 2017
Hampton Inn Houston Loan	4,746,997	—	5.500%	April 28, 2017
Total notes payable	172,013,508	178,236,424
Less unamortized debt issuance costs	(2,373,146)	(2,767,439)
Total notes payable, net of debt issuance costs	$169,640,362	$175,468,985

The notes payable are secured by the respective hotel properties and are payable in monthly installments of principal and interest.

Maturities of notes payable as of September 30, 2016 are as follows:

Year ending September 30,
2016	$376,243
2017	44,043,295
2018	2,145,768
2019	2,248,650
2020	2,340,140
Thereafter	120,859,412
Total	$172,013,508

Each of the Lyndhurst Hotel Loan, the TownPlace Suites Fort Worth Loan, and the Hampton Inn Houston Loan mature in 2017.

The estimated fair value of the Company’s notes payable as of September 30, 2016 and December 31, 2015 was $175,000,000 and $177,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

6.	Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of September 30, 2016, the Company had issued 13,204,796 shares of common stock in the Company’s public offerings, including 897,625 shares issued pursuant to the DRIP. As of September 30, 2016, there were a total of 13,278,268 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock, as discussed in Note 8 (“Incentive Award Plan”).

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the nine months ended September 30, 2016 and 2015.

		Distribution Paid
Period	Cash Distribution	Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Third Quarter 2016	1,703,955	954,614	2,658,569
Total	$5,030,623	$2,886,985	$7,917,608

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015	1,980,101	978,008	2,958,109
Total	$4,952,261	$2,688,884	$7,641,145

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP.

In connection with the determination by the Company’s board of directors of an estimated value per share of $10.75 as of December 31, 2015, on March 24, 2016, the Company’s board of directors also determined to increase the purchase price of shares offered pursuant to the Company’s distribution reinvestment plan to $10.21 per share. On October 13, 2016, the Company’s board of directors determined to suspend the DRIP, beginning with distributions to be made in November 2016. See Note 1 (“Organization”).

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2016 was $6,629,185, which represented third-party ownership interests in the OP, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $(69,797) and $42,159 for the three months ended September 30, 2016 and 2015, respectively, and was $(128,865) and $36,136 for the nine months ended September 30, 2016 and 2015, respectively.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in Moody VIE at September 30, 2016 was $0, which represented ownership interests in Moody VIE. Income (loss) from Moody VIE attributable to these noncontrolling interests was $100,522 and $0 for the three months ended September 30, 2016 and 2015, respectively, and was $(15,745) and $0 for the nine months ended September 30, 2016 and 2015, respectively.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures at September 30, 2016 was $10,151, which represented third-party ownership interests in the Lyndhurst Joint Venture, the Fort Worth Joint Venture, and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $0 and $19,630 for the three months ended September 30, 2016 and 2015, respectively, and was $31,332 and $58,323 for the nine months ended September 30, 2016 and 2015, respectively.

7.	Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s Initial Public Offering and Follow-On Offering, received a selling commission of up to 6.5% of gross offering proceeds raised in those offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in those offerings, a portion of which could be re-allowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of September 30, 2016, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the Initial Public Offering and Follow-On Offering, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the Initial Public Offering and Follow-On Offering, respectively, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2016, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 related to the Initial Public Offering and $2,849,000 related to the Follow-On Offering and the DRIP Offering.

As of September 30, 2016, total offering costs for the Follow-On Offering were $14,121,598. The Company directly incurred $11,396,735 of offering costs for the Follow-On Offering and $2,724,863 in offering costs reimbursable to Advisor for the Follow-On Offering. As of September 30, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs reimbursable to Advisor for the DRIP Offering. As of September 30, 2016, the Company had $0 payable to Advisor for offering costs related to the Follow-On Offering and DRIP Offerings. As of September 30, 2016, offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Follow-On Offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the nine months ended September 30, 2016, the Company paid Advisor acquisition fees of $120,000 in connection with the acquisition of the Houston Hotel. For the nine months ended September 30, 2015, the Company paid Advisor acquisition fees of $1,369,500 in connection with the acquisition of the Great Valley Hotel, the Nashville Hotel and the Homewood Suites Austin Hotel. Acquisition fees are recorded as property acquisition expenses in the Company’s consolidated statements of operations. As of September 30, 2016, the Company had not paid any origination fees to Advisor.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the nine months ended September 30, 2016, the Company paid $48,000 in debt financing fees to Advisor incurred in connection with the acquisition of the Houston Hotel. For the nine months ended September 30, 2015, the Company paid $715,500 in debt financing fees to Advisor for financing incurred in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel, the Nashville Hotel and the Homewood Suites Austin Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended September 30, 2016 and 2015, the Company incurred asset management fees of $653,000 and $616,295, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred asset management fees of $1,970,589 and $1,456,694, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. The Company did not pay Advisor any disposition fees for the three or nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company paid a disposition fee to Advisor in the amount of $551,250, or 2.25% of the contract sales price, in connection with the sale of a hotel property in Newark, California.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2016, total operating expenses of the Company were $4,508,400, which included $3,296,119 in operating expenses incurred directly by the Company and $1,212,281 incurred by Advisor on behalf of the Company. Of the $4,508,400 in total operating expenses incurred during the four fiscal quarters ended September 30, 2016, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $1,212,000 in operating expenses during the four fiscal quarters ended September 30, 2016. Additionally, Advisor has incurred $5,078,162 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended September 30, 2016. Subject to a future determination by the Company’s board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of September 30, 2016.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (“Property Manager”), as its property manager. The Company pays Property Manager a property management fee and an accounting fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended September 30, 2016 and 2015, the Company paid the Property Manager property management fees of $450,608 and $462,418, respectively, and accounting fees of $85,000 and $77,500. For the nine months ended September 30, 2016 and 2015, the Company paid the Property Manager property management fees of $1,315,415 and $1,130,874, respectively, and accounting fees of $250,000 and $212,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Notes Receivable from Related Parties

On August 21, 2015, pursuant to the Related Party Note, the Company made a loan in the amount of $9,000,000 to DST Sponsor, an affiliate of the Company, the proceeds of which were used by DST Sponsor for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an extension fee in the amount of $45,000 were paid to the Company by DST Sponsor on August 15, 2016 and an exit fee of $90,000 is payable by DST Sponsor to the Company upon maturity of the Related Party Note. The Related Party Note bears interest at a rate of 12% per annum and was due August 21, 2016. The maturity date of the Related Party note was extended to August 21, 2017. On April 29, 2016, pursuant to the Related Party Mezzanine Note, the Company made a loan in the amount of $4,500,000 to Realty, the proceeds of which were used by Realty for the acquisition of a commercial property located in Houston, Texas. An origination fee of $45,000 and an exit fee of $45,000 is payable by Realty to the Company upon maturity of the Related Party Mezzanine Note. The Related Party Mezzanine Note bears interest at a rate of 10% per annum and is due April 30, 2018.

Due from Related Parties

On September 22, 2015, the Company assigned and transferred its Purchase Agreement, as amended, between the Company and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Realty for the sum of $1,000,000. The $1,000,000 receivable is recorded in due from related parties in the accompanying consolidated balance sheets.

Note Joint Venture

As discussed in Note 4 (“Notes Receivable”), as of September 30, 2016, the OP owns a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owns a 14% membership interest in the Note Joint Venture and the Trust Members own the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage is entitled to receive approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members are entitled to receive the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

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

Nashville Hotel

On June 16, 2015, the OP acquired fee simple title to the Nashville Hotel from the current tenant-in-common owners of the Nashville Hotel (the “Nashville TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of $66,300,000. The Nashville TIC Owners acquired their tenant-in-common interests in the Nashville Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

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

Houston Hotel

On April 21, 2016, the OP acquired fee simple title to the Houston Hotel from the current tenant-in-common owners of the Houston Hotel (the “Houston TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of $8,000,000. The Houston TIC Owners acquired their tenant-in-common interests in the Houston Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

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

Letter of Intent with REIT II

On September 27, 2016, the Company and REIT II issued a joint press release announcing that they had entered into the LOI. There is no guarantee that a transaction pursuant to the LOI will occur. See Note 1 (“Organization”).

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to the employees, directors and consultants of the Company and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then-current independent directors was entitled to receive 5,000 shares of restricted common stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares of common stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of September 30, 2016, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

A total of 0 and 2,500 shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, a total of 51,250 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $77 and $4,077 for the three months ended September 30, 2016 and 2015, respectively, and $14,077 and $45,846 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, all shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted as of August 12, 2015 had been vested and there was no remaining unrecognized compensation expense.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	5,625	$10.00
Shares granted on August 12, 2015	2,500	10.00
Shares vested	(6,250)	10.00

Balance of non-vested shares as of December 31, 2015	1,875	10.00
Shares vested	(1,875)	10.00
Balance of non-vested shares as of September 30, 2016	0	$10.00

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2016 and December 31, 2015, the Company escrows payments required for insurance, real estate taxes, capital improvements, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Property improvement plan	$1,612,776	$7,031,398
Real estate taxes	2,264,150	2,182,435
Insurance	292,607	379,907
Hotel furniture and fixtures	2,289,521	2,154,650
Seasonality	290,064	290,061
Expense deposit	255,500	—
Total restricted cash	$7,004,618	$12,038,451

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Franchise Agreements

As of September 30, 2016, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,245,000 and $1,258,000 for the three months ended September 30, 2016 and 2015, respectively, and $3,718,000 and $2,997,000 for the nine months ended September 30, 2016 and 2015, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than for each TRS) for the three and nine months ended September 30, 2016 and 2015 due to the Company’s election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes, as it had not yet elected to be taxed as a REIT.

The TRSs had deferred tax assets of $1,890,000 and $1,345,000 as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

The income tax expense (benefit) for the three months and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Current expense	$7,263	$302,000	$139,577	$663,000
Deferred expense (benefit)	(342,000)	31,000	(545,000)	(198,000)
Total expense (benefit), net	$(334,737)	$333,000	$(405,423)	$465,000

Federal	$(355,000)	$225,000	$(507,000)	$375,000
State	20,263	108,000	101,577	90,000
Total tax expense (benefit)	$(334,737)	$333,000	$(405,423)	$465,000

13.       Subsequent Events

Distributions Declared

On September 30, 2016, the Company declared a distribution in the aggregate amount of $869,674, of which $558,819 was paid in cash on October 15, 2016 and $310,855 was paid pursuant to the DRIP in the form of additional shares of the Company’s common stock. On October 31, 2016, the Company declared a distribution in the aggregate amount of $900,668 which is scheduled to be paid in cash on or about November 15, 2016.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Suspension of the DRIP

On October 13, 2016, the Company’s board of directors voted to suspend the DRIP. The suspension of the DRIP will become effective beginning with distributions made in November 2016 and will remain in effect unless and until the DRIP resumes, as determined by the Company’s board of directors. No modifications or changes were made to the DRIP.

Repurchase of Shares

On October 12, 2016, the Company repurchased 1,320.00 shares requested to be redeemed during the quarter at an average price of $10.75 per share. The Company’s share redemption program was suspended in May 2016 in all cases other than death or qualifying disability. This repurchase was made pursuant to the death/qualifying disability exception to the foregoing suspension.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	whether or not we enter into a definitive merger agreement with Moody National REIT II, Inc., or REIT II, pursuant to the letter of intent described herein;

●	our ability to effectively deploy the remaining net proceeds raised in our follow-on public offering of common stock, which terminated effective February 20, 2015;

●	our ability to continue to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to continue to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

●	changes in demand for rooms at our hotel properties;

●	our ability to continue to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

●	the availability of capital;

●	changes in interest rates; and

●	changes to U.S. generally accepted accounting principles, or GAAP.

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

As of September 30, 2016, our portfolio consisted of fourteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-room hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-room hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-unit hotel property located in Fort Worth, Texas, (12) the Houston Hotel, a 119-room hotel property located in Houston, Texas, (13) a note receivable from a related party with an initial principal amount of $9,000,000 and (14) a note receivable from a related party with an initial principal amount of $4,500,000.

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

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,720,956 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,104,990. As of September 30, 2016, we had accepted subscriptions for, and issued, an aggregate of 12,847,209 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,071,703. As of September 30, 2016, we had sold 357,587 shares pursuant to the DRIP in our DRIP Offering, and 2,142,413 shares of our common stock registered in the DRIP Offering remained available for sale.

Subject to the proposed merger described herein, we intend to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of our shares that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, substantially all of our investments have been in hotel properties, loans secured by hotel properties or loans to related parties, and we anticipate that our portfolio will continue to consist primarily of hotel properties, located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. We may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $10.75 as of December 31, 2015. In connection with the determination of an estimated per share value, also on March 24, 2016, our board of directors also determined to increase the purchase price of shares offered pursuant to the DRIP to $10.21, which became effective as of May 1, 2016. On October 13, 2016, our board of directors determined to suspend the DRIP. The suspension of the DRIP will become effective beginning with distributions made in November 2016 and will remain in effect unless and until the DRIP resumes, as determined by our board of directors. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to the DRIP to reflect changes in our estimated value per share and other factors that the board of directors deems relevant.

On March 24, 2016, our board of directors approved the formation of a special committee of two of the Company’s independent directors, or the Special Committee, to consider potential strategic transactions. The Special Committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to our board of directors concerning any strategic transactions. The Special Committee is authorized to engage experts and advisors in connection with the foregoing responsibilities. In addition, in connection with the formation of the Special Committee on March 24, 2016, our board of directors elected to suspend our share redemption program, which became effective as of May 6, 2016.

On September 27, 2016, as previously disclosed in our Current Report on Form 8-K filed on such day, we jointly announced with Moody National REIT II, Inc., or REIT II, that the Special Committee, after reviewing strategic alternatives, had accepted a non-binding Letter of Intent, or the LOI, from the special committee of the board of directors of REIT II regarding our acquisition by REIT II. Pending receipt of the necessary approvals, the acquisition would take the form of a merger, with gross merger consideration of $11.00 per share of our common stock before the payment of disposition fees and profit sharing amounts payable to our sponsor, financial advisory and legal fees payable by us, and other transaction and closing costs incurred by us; provided, that in no event would the net merger consideration payable to the holders of our common stock be less than $10.25 per share. Further, the LOI provides that our stockholders would have the option to receive shares of REIT II common stock or cash; provided, that no more than approximately 50% of the aggregate net merger consideration may be paid in cash. The LOI also provides that any definitive merger agreement would include go-shop and termination fee provisions. Entry into a definitive merger agreement with respect to the proposed merger is subject to a number of conditions, and there is no guarantee that a transaction pursuant to the LOI will occur. Our management will expend time and resources in the negotiation of a definitive merger agreement, which time and resources may otherwise have been allocated to our other operational needs. Additionally, the LOI is non-binding and there will be no contract or agreement regarding a transaction between us and REIT II until a definitive merger agreement is signed. Even if a definitive merger agreement is entered into, there can be no assurance as to whether or when the conditions to the closing of the proposed merger will be satisfied or waived, or as to whether or when the proposed merger will be consummated.

If we and REIT II enter into a definitive agreement related to the proposed merger, REIT II will prepare and file with the U.S. Securities and Exchange Commission, or the SEC, a registration statement on Form S-4 containing a proxy statement/prospectus jointly prepared by us and REIT II, and other related documents. The joint proxy statement/prospectus will contain important information about the proposed merger and related matters. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER RELEVANT DOCUMENTS FILED BY US AND REIT II WITH THE SEC CAREFULLY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT US, REIT II AND THE PROPOSED MERGER.

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

Net Cash Provided by Operating Activities

As of September 30, 2016, we owned interests in twelve hotel properties, including two joint venture interests. Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $6,001,864 and $4,321,247, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2016 was primarily due to an increase in net operating income related to additional hotel acquisitions and owning other properties for the entire period.

Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $478,081 and $81,001,344, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2016 was primarily due to the decrease in acquisitions of hotel properties to $8,000,000 for the nine months ended September 30, 2016 from $84,281,803 for the nine months ended September 30, 2015 offset by the full repayment of the mortgage note receivable secured by a Hyatt Place hotel in Grapevine, Texas, or the Hyatt Place Note, of $11,839,171 for the nine months ended September 30, 2016 compared to the proceeds from the sale of a hotel in Newark, California of $22,107,775 and repayments of a note secured by a hotel in Grapevine, Texas, or the Hyatt Place Note, of $164,073 for the nine months ended September 30, 2015.

Net Cash Provided By (Used In) Financing Activities

Our cash flows used in financing activities consist primarily of distributions paid to our stockholders and repayments of notes payable. Net cash provided by (used in) financing activities for the nine months ended September 30, 2016 and 2015 was $(13,343,752) and $75,404,158, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2016, was primarily due to a decrease in gross offering proceeds to $0 for the nine months ended September 30, 2016 from $27,342,069 for the nine months ended September 30, 2015 due to the follow-on offering ending in February 2015. Also, proceeds of notes payable decreased to $4,800,000 for the nine months ended September 30, 2016 from $71,500,000 for the nine months ended September 30, 2015 due to a significant decrease in hotel acquisitions during 2016.

Cash and Cash Equivalents

As of September 30, 2016, we had cash on hand of $6,251,259.

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

As of September 30, 2016, our outstanding indebtedness totaled $172,013,508. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2016 and 2015, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2016:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$172,013,508	$376,243	$46,189,063	$4,588,790	$120,859,412
Interest payments on outstanding debt obligations(2)	48,866,802	2,149,188	13,692,116	11,585,898	21,439,600
Purchase obligations(3)	—	—	—	—	—
Total	$220,880,310	$2,525,431	$59,881,179	$16,174,688	$142,299,012

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2016.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2016.

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

Total offering costs for our follow-on offering were $14,121,598. We directly incurred $11,396,735 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. As of September 30, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursable to our advisor. As of September 30, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. Offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2016, our total operating expenses were $4,508,400, which included $3,296,119 in operating expenses incurred directly by us and $1,212,281 incurred by our advisor on our behalf. Of the $4,508,400 in total operating expenses incurred during the four fiscal quarters ended September 30, 2016, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,212,000 in operating expenses during the four fiscal quarters ended September 30, 2016. Additionally, our advisor has incurred $5,078,162 in operating expenses on our behalf prior to the four fiscal quarters ended September 30, 2016. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “waiver period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of September 30, 2016.

Results of Operations

As of September 30, 2016, we had acquired two hotel properties since September 30, 2015. Accordingly, our results of operations for the three months ended September 30, 2016 are not directly comparable to those for the three months ended September 30, 2015. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. However, if we enter into a transaction with REIT II related to the LOI, we expect that such transaction would lower our income and expenses.

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015

Revenue

Total revenue increased to $15,780,570 for the three months ended September 30, 2016 from $15,715,824 for the three months ended September 30, 2015. Total hotel revenue decreased to $15,338,469 for the three months ended September 30, 2016 from $15,428,989 for the three months ended September 30, 2015. The decrease in hotel revenue was primarily due to the fact that, even though we owned twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015, revenues declined at our hotels located in Texas. Interest income related to the Hyatt Place Note and the notes receivable from related parties increased to $442,101 for the quarter ended September 30, 2016 from $286,835 for the quarter ended September 30, 2015.

A comparison of hotel revenues for those hotels owned continuously for the three months ended September 30, 2016 and 2015 is set forth below:

	Three months ended September 30,
	2016	2015	Increase (Decrease)
Woodlands Hotel	$778,987	$911,331	$(132,344)
Germantown Hotel	1,044,009	1,045,890	(1,881)
Charleston Hotel	984,732	953,593	31,139
Austin Hotel	949,733	1,151,016	(201,283)
Grapevine Hotel	1,571,533	1,524,642	46,891
Lyndhurst Hotel	2,308,184	2,364,518	(56,334)
Austin Arboretum Hotel	1,237,902	1,390,059	(152,157)
Great Valley Hotel	1,086,667	1,063,188	23,479
Nashville Hotel	3,493,848	3,257,287	236,561
Totals	$13,455,595	$13,661,524	$(205,959)

Revenue declined at the Woodlands Hotel, the Austin Hotel and the Austin Arboretum Hotel due to the downturn in the energy business in Texas.

Hotel Operating Expenses

Hotel operating expenses increased to $9,652,424 for the three months ended September 30, 2016 from $9,146,693 for the three months ended September 30, 2015. The increase in hotel operating expenses was primarily due to the fact that we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Property Taxes, Insurance and Other

Property taxes, insurance and other decreased to $945,390 for the three months ended September 30, 2016 from $1,039,831 for the three months ended September 30, 2015. This decrease was primarily due to the fact that, although we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015, an adjustment to prior years’ property taxes was made during the three months ended September 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $3,005,575 for the three months ended September 30, 2016 from $2,741,430 for the three months ended September 30, 2015. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Property Acquisition Expenses

Property acquisition expenses decreased to $0 for the three months ended September 30, 2016 from $1,554,135 for the three months ended September 30, 2015. We acquired no properties during the quarter ended September 30, 2016 and one property during the quarter ended September 30, 2015 with an acquisition price of $14,250,000.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,395,796 for the three months ended September 30, 2016 from $836,446 for the three months ended September 30, 2015. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the three months ended September 30, 2016 from the three months ended September 30, 2015 because we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $2,353,716 for the three months ended September 30, 2016 from $2,230,998 for the three months ended September 30, 2015. This increase in interest expense and amortization of debt issuance costs was due to the fact that we incurred additional indebtedness related to two hotel property acquisitions since September 30, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended September 30, 2016 was $(334,737) compared to $333,000 for the three months ended September 30, 2015 due to a decline in revenue and taxable income related to hotels located in Texas and related to the hotel located in Newark, California that was sold in during the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015

Revenue

Total revenue increased to $47,288,982 for the nine months ended September 30, 2016 from $38,259,380 for the nine months ended September 30, 2015. Total hotel revenue increased to $45,879,199 for the nine months ended September 30, 2016 from $37,661,855 for the nine months ended September 30, 2015. The increase in hotel revenue was primarily due to the fact that we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015. Also, we had a full nine months of operations for the Great Valley Hotel, the Nashville Hotel, and the Homewood Suites Austin Hotel during the nine months ended September 30, 2016. Interest income related to the Hyatt Place Note and the notes receivable from related parties increased to $1,409,783 for the nine months ended September 30, 2016 from $597,525 for the nine months ended September 30, 2015.

A comparison of hotel revenues for those hotels owned continuously for the nine months ended September 30, 2016 and 2015 follows:

	Nine months ended September 30,
	2016	2015	Increase (Decrease)
Woodlands Hotel	$2,480,139	$3,015,253	$(535,114)
Germantown Hotel	3,103,194	3,014,382	88,812
Charleston Hotel	3,038,140	2,757,116	281,024
Austin Hotel	3,022,004	3,761,184	(739,180)
Grapevine Hotel	4,889,230	4,509,201	380,029
Lyndhurst Hotel	6,570,514	6,213,292	357,222
Austin Arboretum Hotel	3,948,635	4,409,984	(461,349)
Totals	$27,051,856	$27,680,412	$(628,556)

Revenue declined at the Woodlands Hotel, the Austin Hotel and the Austin Arboretum Hotel due to the downturn in the energy business in Texas and property improvements being made to the Austin Arboretum Hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $27,847,055 for the nine months ended September 30, 2016 from $22,390,381 for the nine months ended September 30, 2015. The increase in hotel operating expenses was primarily due to the fact that we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $2,798,090 for the nine months ended September 30, 2016 from $2,379,320 for the nine months ended September 30, 2015. This increase was primarily due to the fact that we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased to $8,718,359 for the nine months ended September 30, 2016 from $6,660,814 for the nine months ended September 30, 2015. The increase in depreciation and amortization expense was primarily due to the fact that we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Property Acquisition Expenses

Property acquisition expenses decreased to $112,283 for the nine months ended September 30, 2016 from $3,328,909 for the nine months ended September 30, 2015. We acquired one property during the nine months ended September 30, 2016 and three properties during the nine months ended September 30, 2015 with aggregate purchase prices of $8,000,000 and $91,550,000, respectively.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $3,602,859 for the nine months ended September 30, 2016 from $2,292,008 for the nine months ended September 30, 2015. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased during the nine months ended September 30, 2016 from the nine months ended September 30, 2015 because we owned interests in twelve hotel properties at September 30, 2016 compared to ten hotel properties at September 30, 2015.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $7,067,644 for the nine months ended September 30, 2016 from $5,555,630 for the nine months ended September 30, 2015. This increase in interest expense and amortization of debt issuance costs was due to the fact that we incurred additional indebtedness related to our two hotel property acquisitions since September 30, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the nine months ended September 30, 2016 was $(405,423) compared to $465,000 for the nine months ended September 30, 2015 due to a decline in revenue and taxable income related to hotels located in Texas and related to the hotel located in Newark, California that was sold in during the nine months ended September 30, 2015.

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

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized. We accrued $139,577 and $663,000 in current income taxes for the nine months ended September 30, 2016 and 2015, respectively. We had a net deferred tax asset, consisting primarily of net operating losses generated by our taxable REIT subsidiaries, of $1,890,000 and $1,345,000 as of September 30, 2016 and December 31, 2015, respectively.

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2016.

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

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or nine months ended September 30, 2016 and 2015.

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

Inflation

As of September 30, 2016, our investments consisted of ownership interests in twelve hotel properties and our notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the nine months ended September 30, 2016 and 2015:

		Distribution Paid	Total Amount of
Period	Cash Distribution	Pursuant to DRIP(1)	Distribution
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Third Quarter 2016	1,703,955	954,614	2,658,569
Total	$5,030,623	$2,886,985	$7,917,608

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015	1,980,101	978,008	2,958,109
Total	$4,952,261	$2,688,884	$7,641,145

(1)	Amount of distributions paid in shares of common stock pursuant to our DRIP.

We paid $7,917,608 in aggregate distributions in the first three quarters of 2016 which was comprised of $5,030,623 in cash distributions and $2,886,985 in shares issued pursuant to our distribution reinvestment plan. We paid $7,641,145 in aggregate distributions in the first three quarters of 2015 which was comprised of $4,952,261 in cash distributions and $2,688,884 in shares issued pursuant to our distribution reinvestment plan. For the nine months ended September 30, 2016 and 2015, we had cash provided by operating activities of $6,001,864 and $4,321,247, respectively. For the nine months ended September 30, 2016, approximately 76% of distributions were paid from cash provided by operating activities and the remaining approximately 24% was paid from offering proceeds.

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

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. In addition, FFO and MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Acquisition costs and other adjustments increased our MFFO which were significant uses of cash when we were in the acquisition phase of our life cycle. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(1,237,594)	$7,974,387	$(2,451,885)	$5,328,414
Adjustments:
Gain on sale of hotel property	—	(10,141,096)	—	(10,141,096)
Depreciation of real estate assets and amortization of deferred costs	3,005,575	2,741,430	8,718,359	6,660,814
Adjustments for noncontrolling interests	—	(19,630)	(31,332)	(58,323)
Funds from Operations	1,767,981	555,091	6,235,142	1,789,809
Adjustments:
Stock-based compensation	77	4,077	14,077	45,846
Amortization of debt issuance costs	180,982	134,682	520,644	387,867
Property acquisition expense	—	1,554,135	112,283	3,328,909
Adjustments for noncontrolling interests	—	(693)	(5,746)	(2,056)
Modified Funds from Operations	$1,949,040	$2,247,292	$6,876,400	$5,550,375

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into a joint venture arrangement with affiliates of our advisor in connection with the acquisition of the Hyatt Place note and have made loans to related parties. See Note 7 (“Related Party Arrangements”) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On September 30, 2016, we declared a distribution in the aggregate amount of $869,674, of which $558,819 was paid in cash on October 15, 2016 and $310,855 was paid pursuant to our distribution reinvestment plan in the form of additional shares of our common stock. On October 31, 2016, we declared a distribution in the aggregate amount of $900,668 which is scheduled to be paid in cash on or about November 15, 2016.

Suspension of the DRIP

On October 13, 2016, our board of directors voted to suspend the DRIP. The suspension of the DRIP will become effective beginning with distributions made in November 2016 and will remain in effect unless and until the DRIP resumes, as determined by our board of directors. No modifications or changes were made to the DRIP.

Repurchase of Shares

On October 12, 2016, we repurchased 1,320.00 shares requested to be redeemed during the quarter at an average price of $10.75 per share. Our share redemption program was suspended in May 2016 in all cases other than death or qualifying disability. This repurchase was made pursuant to the death/qualifying disability exception to the foregoing suspension.

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

As of September 30, 2016, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The estimated fair value of our debt as of September 30, 2016 was $175,000,000 based on discounted cash flow analyses.

We are also exposed to interest rate risk with respect to our notes receivable from related parties. While those notes bear interest at fixed rates for their respective terms, changes in interest rates may affect the fair value of both notes. As of September 30, 2016, the carrying value of both notes approximated the fair value.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the risk of failure by the counterparty to perform its obligations under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and nine months ended September 30, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2016, except as noted below.

The signing of a definitive merger agreement with respect to the proposed merger with REIT II is subject to many conditions, and there is no guarantee these conditions will be met.

Entry into a definitive merger agreement with respect to the proposed merger with REIT II, as described herein, is subject to a number of conditions. These conditions include, among other things, (i) each party’s completion of, and its satisfaction with the results of, financial, tax, legal, regulatory, environmental, operating and other due diligence with respect to the other party; (ii) negotiation and execution of a definitive merger agreement and ancillary agreements satisfactory to each of the parties; (iii) REIT II’s ability to provide evidence of financing sufficient to consummate the proposed merger; and (iv) the receipt of any government, stockholder, contractual or other approvals or consents related to the proposed merger. Both our management and the management of REIT II will expend time and resources of their respective companies in the negotiation of a definitive merger agreement and the fulfillment of the conditions thereof. Such time and resources may otherwise have been allocated to other operational needs of our company and REIT II, respectively. Additionally, the LOI is non-binding and there will be no contract or agreement regarding a transaction between us and REIT II until a definitive merger agreement is signed. There can be no guarantee that, even upon the satisfaction of the foregoing conditions, and others, we will enter into a definitive merger agreement with REIT II. Even if a definitive merger agreement is entered into, there can be no assurance as to whether or when the conditions to the closing of the proposed merger will be satisfied or waived, or as to whether or when the proposed merger will be consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2016, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise. As disclosed above, on October 12, 2016, the Company repurchased 1,320.00 shares requested to be redeemed during the quarter at an average price of $10.75 per share. The Company’s share redemption program was suspended in May, 2016 in all cases other than death or qualifying disability. This repurchase was made pursuant to the death/qualifying disability exception to the foregoing suspension. During the three months ended September 30, 2016, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,720,956 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,104,990. As of September 30, 2016, we have raised $128,202,074 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP offering.

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

DRIP Offering:

We do not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of September 30, 2016, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of September 30, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $107,232,945 excluding $5,130,370 in offering proceeds from shares of our common stock issued pursuant to the DRIP. As of September 30, 2016, the ratio of the cost of raising capital to capital raised was approximately 13%.

We intend to use substantially all of the remaining net proceeds from the foregoing offerings to continue to invest in a portfolio of real properties, real estate securities and debt-related investments. As of September 30, 2016, we had used $98,960,327 of the net proceeds from the foregoing offerings, plus debt financing, to purchase (1) our fourteen investments in hotel properties (including our investments in an interest in a hotel property that was sold on August 23, 2012 and a hotel property that was sold on September 9, 2015), (2) the Hyatt Place Note and (3) the notes receivable from related parties. As of September 30, 2016, we had paid $10,018,828 of acquisition expenses to third parties.

For more information regarding how we used our net offering proceeds through September 30, 2016, see our financial statements included in this quarterly report.

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

MOODY NATIONAL REIT I, INC.

Date: November 14, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

43

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

44