Form 10-K
period 2016-12-31
Moody National REIT I, Inc.
filed 2017-03-23
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 13,148,347 shares of common stock held by non-affiliates at June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 7, 2017, there were 13,303,908 shares of the common stock of the registrant outstanding.

MOODY NATIONAL REIT I, INC.
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs all of which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the risk that the mergers (as defined below) will not be consummated within the expected time period or at all;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement (as defined below);

●	the failure to satisfy the conditions to completion of the mergers;

●	risks related to disruption of management’s attention from the ongoing business operations due to the pending mergers;

●	the effect of the announcement of the mergers on our operating results and business generally;

●	the outcome of any legal proceedings that could arise relating to the mergers;

●	our ability to continue to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to continue to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity of real estate investments and potential liability relating to environmental matters;

●	changes in demand for rooms at our hotel properties;

●	our ability to continue to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

●	the availability of capital;

●	changes in interest rates; and

●	changes to generally accepted accounting principles, or “GAAP.”

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

 i

PART I

ITEM 1.         Business

Overview

Moody National REIT I, Inc. was formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. We elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT I, Inc. and, as required by context, Moody National Operating Partnership I, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own, and subject to the mergers described herein, in the future intend to continue to own, substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by Moody National Advisor I, LLC, or our advisor, pursuant to an advisory agreement between us and our advisor, or the advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate investments. Our sponsor, Moody National REIT Sponsor, LLC, a Delaware limited liability company, is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor. We refer to Moody National REIT Sponsor, LLC as our “sponsor.”

As of December 31, 2016, our portfolio consisted of fourteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-guestroom hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-guestroom hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-guestroom hotel property located in Fort Worth, Texas, (12) the Houston Hotel, a 119-guestroom hotel property located in Houston, Texas, (13) a note receivable from a related party with an initial principal amount of $9,000,000, and (14) a note receivable from a related party with an initial principal amount of $4,500,000.

On April 15, 2009, we commenced our initial public offering, or our initial public offering, of up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan, or our DRIP, at $9.50 per share. As of the termination of our initial public offering, we had accepted subscriptions for, and issued, 1,126,253 shares of our common stock in our initial public offering, including 29,582 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $10,966,713. On October 12, 2012, we terminated our initial public offering.

On October 12, 2012, we commenced our follow-on public offering, or our follow-on offering, of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to our DRIP at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares to the public in our follow-on offering, but continued to issue shares pursuant to our DRIP. On November 4, 2015, we filed a new registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, to register the sale of up to $25,000,000 in shares of our common stock pursuant to our DRIP, which we refer to as our “DRIP offering.” On October 13, 2016, our board of directors suspended our DRIP, which suspension became effective beginning with distributions made in November 2016 and will remain in effect unless and until our DRIP resumes, as determined by our board of directors. If we resume our DRIP, our board of directors may, in its sole discretion and from time to time, change the price at which we are offering shares pursuant to our DRIP to reflect changes in our estimated value per share and other factors that the board of directors deems relevant.

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,719,636 shares of our common stock in our follow-on offering, including 510,457 shares of our common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $112,091,790. As of December 31, 2016, we had accepted subscriptions for, and issued, an aggregate of 12,845,889 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $123,058,503. As of December 31, 2016, we had sold 388,033 shares in our DRIP offering, and 2,111,967 shares of our common stock registered in our DRIP offering remained available for sale.

Subject to the mergers described herein, we intend to use substantially all of the proceeds from any offering of our securities that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, substantially all of our investments have been in hotel properties, loans secured by hotel properties or loans to related parties, and we anticipate that our portfolio will continue to consist primarily of hotel properties located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. Subject to the availability of sufficient funds or financing on acceptable terms, we may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments, as well as opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the current year and that we have adequate resources to fund our cash needs until we reach sustainable profitable operations. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in any future offerings of our securities, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on room rates for hotels and risks associated with the pending mergers described herein. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Moody Securities, LLC, an affiliate of our advisor, previously served as our dealer manager for our public offerings. We refer to Moody Securities, LLC as our “dealer manager” or “Moody Securities.”

Our principal executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas and our telephone number is (713) 977-7500.

Pending Merger with Moody National REIT II, Inc.

On September 27, 2016, we jointly announced with Moody National REIT II, Inc., a Maryland corporation and a related party, or Moody II, that we had entered into a non-binding Letter of Intent that set forth the terms and conditions upon which Moody II would acquire us and our subsidiaries. Moody II is a public, non-listed REIT formed in July 2014. Our sponsor serves as the sponsor of Moody II, and Brett C. Moody serves as the Chairman of the Board and Chief Executive Officer of Moody II.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody II, Moody National Operating Partnership II, LP, the operating partnership of Moody II, or Moody II OP, Moody National Advisor II, LLC, Moody II’s advisor, or Moody II advisor, and Moody Merger Sub, LLC, a wholly owned subsidiary of Moody II, or merger sub, entered into an agreement and plan of merger, or the merger agreement. Pursuant to the merger agreement, we will merge with and into merger sub, with merger sub continuing as the “surviving entity” and a wholly-owned subsidiary of Moody II. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement, Moody II OP will merge with and into our operating partnership, with our operating partnership continuing as the “surviving partnership,” and which transaction we refer to as the “partnership merger.” Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody II (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

Subject to the terms and conditions of the merger agreement, Moody II agreed to pay gross consideration of $11.00 per share of our common stock, which amount will be reduced by all fees and expenses that we incur as a result of or in connection with the mergers and other transactions contemplated by the merger agreement (including certain disposition fees and profit sharing amounts to our sponsor and parties related thereto, financial advisory and legal fees payable by us, and other transaction and closing costs incurred by us), which fees and expenses we refer to as the “Moody I transaction fees and expenses,” to arrive at the net merger consideration payable to the holders of our common stock, which we refer to as the “net per share price;” provided, that in no event will the net per share price be less than $10.25. Pursuant to the terms of the merger agreement, the parties thereto have determined the final amount of the Moody I transaction fees and expenses and have calculated the net per share price. Based on such determination, the net per share price was determined to be $10.25.

At the effective time of the merger, each outstanding share of our common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of our common stock, but subject to the limitations discussed below, either:

(i)	an amount in cash equal to the net per share price, which we refer to as the “cash consideration;” or

(ii)	a number of shares of common stock of Moody II, which we refer to as the “stock consideration,” equal to the net per share price divided by $25.00, which quotient, as adjusted pursuant to the merger agreement, is referred to as the “exchange ratio.”

We refer to the “stock consideration” together with the “cash consideration,” as the “merger consideration.”

Notwithstanding the above, the maximum number of shares of our common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of our common stock entitled to receive merger consideration in connection with the merger. If the elections of our stockholders would cause more than 50% of the aggregate number of shares of our common stock to be converted into the right to receive the cash consideration, then the shares of our common stock that would be converted into the right to receive the cash consideration will be reduced proportionally so that the number of shares of our common stock that will be converted into the right to receive the cash consideration will not exceed 50%, and the remaining shares of our common stock will be converted into the right to receive the stock consideration.

Subject to the terms and conditions of the merger agreement, at the effective time of the partnership merger, each outstanding unit of limited partnership interest in our operating partnership will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the surviving partnership equal to the exchange ratio. Each unit of limited partnership interest in our operating partnership designated as a special partnership unit pursuant to our operating partnership’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in Moody II OP will be converted into one unit of equity ownership in the surviving partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of Moody II OP will be converted into one special unit in the surviving partnership.

The merger agreement contains customary covenants, including covenants prohibiting us and our subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the merger agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016, or the go shop period end time, we had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the go shop period end time, we had the right to continue to participate in such discussions with certain other parties, each referred to as a “go shop bidder,” and could have, subject to certain conditions set forth in the merger agreement regarding the proposal made by such go shop bidder, terminated the merger agreement and entered into an agreement with a go shop bidder with respect to the proposal made by such go shop bidder.

In the go shop process described in the preceding paragraph, 99 prospective buyers, including 77 prospective financial buyers and 22 prospective strategic buyers, were contacted regarding each such party’s potential interest in exploring a transaction with us. During the go shop period (i.e., between November 16, 2016 and December 31, 2016), seven parties (two of which were financial buyers and five of which were strategic buyers) negotiated and entered into confidentiality agreements with us and were provided with non-public information about us. None of the parties contacted during the go shop process, including the seven parties that entered into confidentiality agreements with us, submitted a proposal to us that was deemed an “acquisition proposal” under the merger agreement prior to the go shop period end time.

In connection with the mergers, we will also seek the approval of our stockholders of an amendment to our Second Articles of Amendment and Restatement, as amended, or our charter, to delete certain provisions regarding roll-up transactions, or the charter amendment. Pursuant to the merger agreement, approval by our stockholders of the charter amendment is a condition to completing the mergers.

Concurrently with the entry into the merger agreement, we, our operating partnership, our advisor, Moody II, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in our operating partnership, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the advisory agreement among us, our operating partnership, our advisor and Moody National will be terminated and we will pay our advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment was a negotiated amount that represents a reduction in the disposition fee to which our advisor could have been entitled and a waiver of any other contractual termination fee that our advisor would have been due under the advisory agreement in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of our operating partnership, our operating partnership will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

Also concurrently with the entry into the merger agreement, Moody II, Moody II OP and Moody II advisor entered into an amended and restated advisory agreement, pursuant to which Moody II will be obligated to pay Moody II advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the merger. However, during the first year following the consummation of the mergers, if Moody II sells a property that was previously owned by us, then any disposition fee to which Moody II advisor would otherwise be entitled under the amended and restated advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

The merger agreement may be terminated under certain circumstances by both Moody II and us. If such termination occurs under certain circumstances, then we would be obligated to pay Moody II a termination fee of $2,000,000 (or $1,000,000 if the merger agreement had been terminated pursuant to the go stop provisions therein), plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The obligation of each party to consummate the mergers is subject to a number of conditions, including the approval of our stockholders of the merger and the charter amendment, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, the effectiveness of the registration statement on Form S-4 (File No. 333-215362) filed by Moody II to register the shares of its common stock to be issued as stock consideration, and the absence of a material adverse effect with respect to either us or Moody II. There is no guarantee that the mergers will close. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, Moody II will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to our stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of Moody II’s common stock issued as stock consideration, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by Moody II as cash consideration in the merger.

The foregoing descriptions of the mergers, the merger agreement, the termination agreement and related transactions are not complete and are subject to and qualified in their entirety by reference to the terms of the complete merger agreement and termination agreement, which were filed as exhibits to our current report on Form 8-K filed on November 17, 2016.

2016 Highlights:

●	During the year ended December 31, 2016, we entered into the merger agreement.

Investment Objectives

Currently, our primary business goal is to complete the pending mergers. The following is a description of our investment objectives notwithstanding the pending mergers:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we currently own or acquire in the future.

Investment Strategy

Pursuant to the merger agreement, we are not currently actively seeking additional investments. To the extent that the mergers are not consummated and we seek additional investments in the future, we intend to continue to rely upon our “Moody Core Plus Plus” investment strategy. “Core” refers to a stable, Class A asset in a major metropolitan market, which can provide net operating income stability. However, we believe that a core buying strategy, without a supply-demand imbalance, offers minimal growth potential along with an increased risk of asset devaluation. “Core Plus” builds upon a foundation of targeting core markets, which are major metropolitan areas with stable population growth, high barriers to entry and multiple demand generators, by seeking to capitalize upon potential supply-demand imbalances that we believe will create a technical pressure on a particular asset or asset class. We intend to identify these technical pressures created by demographic, business and industry changes, which lead to supply and demand imbalances in a particular market. By utilizing this Core Plus strategy of purchasing undervalued assets with underlying intrinsic value, we believe a core asset will create greater value at disposition. Our “Core Plus Plus” strategy builds further upon the acquisition philosophy of Core Plus to combine our real property investments with real estate securities and debt-related investments, including (1) mortgage and mezzanine loans, (2) debt and derivative securities related to real estate, including mortgage-backed securities and (3) the equity securities of other REITs and real estate companies. We are not specifically limited in the number or size of our real estate securities and debt-related investments. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments.

Investment Portfolio

As of December 31, 2016, our portfolio was comprised of fourteen total investments: (1) ten hotel properties located in Texas, Tennessee, South Carolina and Pennsylvania comprising 1,273 rooms; (2) a joint venture interest in the Lyndhurst Hotel and a joint venture interest in the Fort Worth Hotel; (3) a note receivable from a related party with an initial principal amount of $9,000,000 and (4) a note receivable from a related party with an initial principal amount of $4,500,000.

Our Hotel Properties

As of December 31, 2016, our portfolio included ten hotel properties and two joint venture interests in hotel properties as described below.

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)(3)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)(4)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,325,393

Charleston Hotel (Hyatt Place)(5)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,417,921

Austin Hotel (Hampton Inn)(6)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,044,471

Grapevine Hotel (Residence Inn)(7)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,759,654

Lyndhurst Hotel (Marriott Courtyard)(8)	September 30, 2014	Lyndhurst, New Jersey	(9)	33,322,000	227	30,839,847

Austin Arboretum Hotel (Hilton Garden Inn)(10)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)(11)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)(12)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)(13)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)(14)	December 18, 2015	Fort Worth, Texas	(15)	7,301,887	95	7,038,313

Houston Hotel (Hampton Inn)(16)	April 21, 2016	Houston, Texas	100%	8,000,000	119	4,711,651

Totals				$240,373,887	1,595	$171,637,250

(1)	Excludes acquisition costs.

(2)	As of December 31, 2016.

(3)	The Woodlands Hotel was developed in 2001. All suites at the Woodlands Hotel have fully equipped kitchens, separate eating and sitting areas and high speed internet access. Property amenities include a business center, meeting rooms, fitness center and courtyard pool and spa.

(4)	The Germantown Hotel opened in August 2009. Guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace with task lighting. Property amenities include Wi-Fi internet access throughout the hotel, 24-hour StayFit@Hyatt fitness center, heated outdoor pool, 24/7 guest kitchen and bakery café, 1,125 square feet of flexible meeting space and all-inclusive meeting packages.

(5)	The Charleston Hotel opened in June 2010. The guestrooms feature a refrigerator, 42” flat-panel HDTV, Hyatt Grand Bed, and flexible workspace. Property amenities include Wi-Fi internet access throughout the hotel, heated indoor pool, and 24/7 guest kitchen and bakery café.

(6)	The Austin Hotel was built in 1997 and extensively renovated in 2012. Property amenities include an outdoor swimming pool, business center, fitness room, breakfast buffet and meeting space.

(7)	The Grapevine Hotel was built in 2007 and is located in close proximity to Dallas/Fort Worth International Airport, from which it receives business travel demand.

(8)	The Lyndhurst Hotel was constructed in 1990. Amenities at the Lyndhurst Hotel include a restaurant and lounge, 2,910 square feet of meeting space, lobby grab-and-go, indoor pool, outdoor terrace, fitness center and business center.

(9)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC, or the Lyndhurst joint venture. Our operating partnership contributed $100 to the Lyndhurst joint venture in exchange for 100% of the Class B membership interests, or the Class B Interests, of the Lyndhurst joint venture. Pursuant to the operating agreement of the Lyndhurst joint venture, our operating partnership has also paid approximately $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst joint venture, all of which amounts were deemed to be additional capital contributions by our operating partnership to the Lyndhurst joint venture in exchange for additional Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst joint venture in exchange for non-voting class A membership interests, or the Class A Interests, of the Lyndhurst joint venture. Our operating partnership serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst joint venture will be distributed as follows: (1) first, 100% to our operating partnership until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst joint venture, (2) next, 100% to the holders of the Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst joint venture (valued at $1,000 in the aggregate) and (3) next, 60% to our operating partnership and 40% to the holders of the Class A Interests.

(10)	The Austin Arboretum Hotel is a five-story, 138-room hotel located in Austin’s Northwest/Arboretum corridor. Built in 2002, the Austin Arboretum Hotel has been recently enhanced by a comprehensive multi-year capital program renovation.

(11)	The Great Valley Hotel is a five-story limited service hotel facility built in 1998 and renovated in 2004. The Great Valley Hotel features 125 rooms, including 115 standard guestrooms and 10 suites, and includes 630 square feet of meeting space, a business center, a fitness center, an outdoor pool, and appropriate back-of-the-house facilities.

(12)	The Nashville Hotel is a 208 room, select-service all suites hotel facility built in 2001. Located just three blocks away from the Vanderbilt University campus and Medical Center, the Embassy Suites Nashville is well-positioned in the West End-Midtown district, less than two miles from downtown Nashville.

(13)	The Homewood Suites Austin Hotel is a 96 room select-service hotel constructed in 1998. The Homewood Suites Austin is located approximately six miles from Austin-Bergstrom International Airport and is just minutes from downtown Austin.

(14)	The Fort Worth Hotel is a 95-unit hotel constructed in 1998. Room amenities include a fully equipped kitchen, luxury bedding, free internet access and a workspace area. The Ft. Worth Hotel also features an outdoor pool, a fitness center and on-site guest laundry room.

(15)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC, or the Fort Worth joint venture. Our operating partnership contributed $100 to the Fort Worth joint venture in exchange for 100% of the Class B membership interests, or the Fort Worth Class B Interests, of the Fort Worth joint venture. Pursuant to the operating agreement of the Fort Worth joint venture, our operating partnership has paid approximately $3.28 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth joint venture, all of which amounts were deemed to be additional capital contributions by our operating partnership to the Fort Worth joint venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel contributed their ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth joint venture in exchange for non-voting class A membership interests, or the Fort Worth Class A Interests, of the Fort Worth joint venture. Our operating partnership serves as the sole manager of the Fort Worth joint venture and manages the business and affairs of the Fort Worth joint venture. Cash available for distribution to the members of the Fort Worth joint venture will be distributed as follows: (1) first, 100% to our operating partnership until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth joint venture and a return of 100% of its unreturned capital contributions to the Fort Worth joint venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth joint venture (valued at $1,000 in the aggregate), and (3) next, 50% to our operating partnership and 50% to the holders of the Fort Worth Class A Interests.

(16)	The Houston Hotel is a 119-unit hotel constructed in 1995. The Houston Hotel features an outdoor pool, a fitness center and a business center.

Each of our properties is owned by wholly owned subsidiaries of our operating partnership, which we refer to as “property owners.” In connection with the acquisition of each of our hotels, we formed a taxable REIT subsidiary, or a TRS. The property owners and wholly owned subsidiaries of the TRSs, which we refer to as “master tenants,” are party to hotel lease agreements pursuant to which each property owner leases its hotel to a master tenant. The leases provide for ten-year lease terms, provided that a property owner may terminate its lease upon 45 days prior written notice to the master tenant in the event that we contract to sell the hotel to a non-affiliate. Moody National Hospitality Management, LLC, or MNHM, our affiliate, manages each of our hotel properties pursuant to a hotel management agreement between MNHM and each master tenant.

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

Seven of our twelve hotel properties are located in a single state, Texas. The downturn in the energy industry in Texas has affected our portfolio to a greater degree than if our hotel portfolio were less geographically concentrated.

Our Notes Receivable from Related Parties

On August 21, 2015, we originated an unsecured loan in the aggregate principal amount of $9,000,000, or the related party note, to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of our sponsor, or DST Sponsor. Proceeds from the related party note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas.

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

The entire unpaid principal balance of the related party note and all accrued and unpaid interest thereon and all other amounts due under the related party note were due and payable in full on the earlier of (1) August 21, 2016 or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the subject property. However, on August 15, 2016, the maturity date of the related party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to us by DST Sponsor.

On April 29, 2016, we originated a loan in the aggregate principal amount of $4,500,000, or the related party mezzanine note, to Moody National, an affiliate of our sponsor. Proceeds from the related party mezzanine note were used by Moody National solely to acquire a multifamily real property located in Houston, Texas.

The entire unpaid principal balance of the related party mezzanine note and all accrued and unpaid interest thereon and all other amounts due under the related party mezzanine note are due and payable in full on the earlier of (1) April 30, 2018, or (2) upon 90 days’ written notice of acceleration of the maturity date by us to Moody National. Interest on the outstanding principal balance of the related party mezzanine note accrues at a fixed per annum rate equal to 10%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. Moody National will pay us an origination fee in the amount of $45,000 and an exit fee in the amount of $45,000 upon the maturity date of the related party mezzanine note, including any earlier prepayment date or accelerated maturity date. The related party mezzanine note may be prepaid in whole or part by Moody National without penalty at any time upon prior written notice to us.

Partial payments of interest have been made on the notes receivable from related parties.

Borrowing Policies

We have used, and intend to use in the future (to the extent that the mergers are not consummated and we acquire additional assets), secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

Our advisor seeks to obtain financing on the most favorable terms available to us. We expect we will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

As of December 31, 2016, our outstanding indebtedness totaled $171,637,250. Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2016 and 2015, our debt levels did not exceed 300% of the value of our net assets.

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

Competitive Market Factors

The United States commercial real estate market is highly competitive. In the event that the mergers are not consummated and we seek to acquire additional properties, we will face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities will have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. In particular, the hotel industry is highly competitive. Each of our hotel properties is located in developed areas that include other hotels and compete for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotel properties. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

In the event that the mergers are not consummated and we seek to acquire additional debt-related investments, disruptions in the credit markets may materially impact the cost and availability of debt to finance such acquisitions, which is a key component of our acquisition strategy. Although credit markets have stabilized since the recession from 2007 to 2009, future limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of debt-related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In the event that the mergers are not consummated and we seek to acquire additional debt-related investments, we will compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs and real estate funds with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2011. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings that we make with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, https://www.sec.gov, where our filings are available free of charge.

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

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives. As of December 31, 2016, we have raised $128,188,874 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to our DRIP.

We have experienced losses in the past and may experience similar losses in the future.

We incurred a net operating loss for the years ended December 31, 2010, 2011, 2012, 2013 and 2014. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, depreciation and amortization and acquisition expenses substantially reduced our income. We cannot assure you that we will be profitable in the future or that we will realize growth in the value of our assets.

Unknown to us at the time, our auditor was not independent from November 2010 through February 2012, and as a result, we may face liability under Section 5 of the Securities Act in relation to purchases of our common stock made from March 31, 2011 through February 8, 2012.

Pannell Kerr Forster of Texas, P.C., or “PKF,” served as our independent auditor beginning in November 10, 2010 through February 8, 2012. On February 7, 2012, PKF informed our board of directors that it could not be considered independent in accordance with Rule 201 of SEC Regulation S-X for the 2011 fiscal year. On February 10, 2012, PKF informed our board that it could not be considered independent for the 2009 and 2010 fiscal years. Consequently, from March 31, 2011 (the date PKF first issued a report on our financial statements) to February 8, 2012, the offer and sale of securities in our initial public offering may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period. Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares with interest, less the amount of any income received with respect to such shares. An investor who acquired shares of our common stock during this period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above. If stockholders were successful in seeking rescission or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies. As of the date of this Annual Report, we have not received a claim for rescission. If stockholders seek rescission or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be purchased by us each quarter; however, the share redemption program was suspended (except in cases of a stockholder’s death or qualifying disability) effective May 6, 2016 in connection with the formation of a special committee of our board of directors. Additionally, our charter does not require that we consummate a transaction to provide liquidity to our stockholders on any date certain or at all. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

We commenced operations on May 27, 2010 and therefore we have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We commenced operations on May 27, 2010 with the acquisition of our first investment, have a limited operating history and currently have only fourteen investments. On February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. As a result, we may not be able to successfully operate our business or achieve our investment objectives. An investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody National affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of our affiliates in the past and present and may continue to do so in the future.

The consummation of the mergers is subject to many conditions, and there is no guarantee these conditions will be met.

Consummation of the mergers is subject to a number of conditions, and the merger agreement may be terminated under certain circumstances as described above in Item 1, “Business—Pending Merger with Moody National REIT II, Inc.” Both our management and the management of Moody II will expend time and resources of their respective companies in the fulfillment of the conditions and obligations contained in the merger agreement. Such time and resources may otherwise have been allocated to other operational needs of us and Moody II, respectively. If any purported stockholders file lawsuits challenging the mergers, there can be no assurance as to the outcome of such lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the mergers on the agreed-upon terms, such an injunction may prevent the completion of the mergers in the expected time frame, or may prevent it from being completed altogether. Even though we have entered into the merger agreement, there can be no assurance as to whether or when the conditions to the closing of the mergers will be satisfied or waived, or as to whether or when the mergers will be consummated.

Failure to consummate the mergers could negatively affect us.

 Failure to consummate the mergers may adversely affect our results of operations and business prospects. First, we will have incurred substantial costs related to the mergers and the related transactions, such as legal, accounting and financial advisor fees, which may be payable by us even if the mergers are not completed. Additionally, our stockholders will not have had the opportunity to achieve liquidity, and our board of directors will review other alternatives for liquidity, which may not occur in the near term or on terms as attractive as the terms of the pending mergers set forth in the merger agreement. The merger agreement may also be terminated under certain circumstances by both us and Moody II. If such termination occurs under certain circumstances, then we would be obligated to pay Moody II a termination fee of $2,000,000, plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The pendency of the mergers could adversely affect our business and operations.

Due to operating covenants in the merger agreement, we may be unable, during the pendency of the mergers, to take certain actions, even if we believe such actions could otherwise prove to be beneficial to our stockholders.

The terms of the Mergers may not be as favorable to our stockholders as if only independent representatives were involved in analyzing the transactions.

While our board of directors formed a separate special committee and retained separate legal counsel and financial advisors to assist it in evaluating the mergers, representatives of our company and Moody II performed an initial review of potential alternatives for our company and Moody II and proposed the initial terms and conditions of the mergers, including the exchange ratio. If only independent representatives of our company and Moody II were involved in considering liquidity alternatives for our company and Moody II and analyzing the transactions, the terms of the mergers might have been different.

Our stockholders will be diluted by the mergers.

The merger will dilute the ownership position of the current Moody II stockholders and result in our stockholders having an ownership stake in Moody II that is smaller than their current stake in our company. Consequently, Moody II stockholders and our stockholders, as a general matter, will have less influence over the management and policies of Moody II after the mergers than each exercise over the management and policies of Moody II and our company, as applicable, immediately prior to the mergers. In addition, after the consummation of the mergers, our stockholders who receive shares of Moody II common stock will have certain different rights than they currently have as our stockholders.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares was used to pay expenses and fees, the full offering price paid by our stockholders was not invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.

In the event that we do not consummate the mergers, our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share and funds from operations per share attributable to your investment.

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

In connection with the formation of a special committee of our board of directors, our share redemption program was, and remains, suspended. If our share redemption program is reinstated, then pursuant to its terms, shares of common stock will be redeemed pursuant to the share redemption program, subject to certain restrictions and limitations, at a price equal to, or at a discount from, a price based upon the net asset value per share of our company and other factors our board of directors deems relevant, including the then-current reinvestment price under our DRIP and general market conditions. Shares of our common stock are redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, if the share redemption program is reinstated, we will limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our DRIP in the prior calendar year (assuming our DRIP was active) plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above limitation would not apply to redemptions requested within two years after the death of a stockholder. As described above, our DRIP has been suspended beginning with distributions made in November 2016. In addition, our board of directors will reserve the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice. Therefore, if the share redemption program was reinstated, you may not have the opportunity to make a redemption request prior to a further suspension or termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in July 2010 at a rate which, if paid each day over a 365-day period, is equivalent to an 8.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock. The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. To the extent we do not have sufficient funds, or sources of funds to pay distributions, we may be forced to reduce the rate at which we pay distributions or stop paying distributions entirely. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $27,946,328 in total distributions we paid during the period from our inception through December 31, 2016, including shares issued pursuant to our DRIP, approximately 39% was funded from cash flow from operations and approximately 61% was funded from offering proceeds or proceeds from the sale of hotel property. If the mergers are not consummated, in the future our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

If the mergers are not consummated and we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.

Payments to the holder of the special units of our operating partnership may reduce cash available for distribution to our stockholders and the value of our shares of common stock upon consummation of a liquidity event.

OP Holdings is the holder of the special units of our operating partnership. OP Holdings’ ownership interest of the special partnership units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special partnership units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of the advisory agreement, but in each case only after the other holders of our operating partnership’s partnership units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions.

Concurrently with the entry into the merger agreement, we, our operating partnership, our advisor, Moody National and OP Holdings entered into the termination agreement. The termination agreement provides, among other matters, that at the effective time of the partnership merger (in connection with which the special partnership units of our operating partnership will be cancelled and retired) and in accordance with the terms of the limited partnership agreement of our operating partnership, our operating partnership will pay to OP Holdings the promote payment in an amount not to exceed $613,751.

In the event that the mergers are not consummated and OP Holdings continues to hold the special partnership units of our operating partnership, payments to the holder of the special partnership units upon dispositions of our operating partnership’s assets and redemptions of the special partnership units may reduce cash available for distribution to our stockholders and the value of shares of our common stock upon consummation of a liquidity event.

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

We and our advisor were formed in connection with our initial public offering. You should not rely upon the past performance of other real estate investment programs of our affiliates to predict our future results. As of the date of this Annual Report, our portfolio includes only fourteen investments. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their development stage. If the mergers are not consummated, then, to be successful, we and our advisor must, among other things:

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

If the mergers are not consummated, our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our advisor, our sponsor and other affiliates of our sponsor. Our sponsor and its other affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets.

The recent market downturn that occurred several years ago adversely impacted certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Moody National Management, L.P. continues to seek approval to amend its master lease agreements for certain prior real estate programs to provide for either a deferral or a waiver of a portion of lease payments to program investors, and may continue to seek further amendments in the future depending upon the then-current economic conditions. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

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

With respect to two tenant-in-common programs sponsored by Moody National, the initial lender sold the loans, and the purchaser of the loans initiated foreclosure proceedings resulting in the filing for protection from these proceedings in the United States Bankruptcy Court by an affiliate of Moody National owning an original equity investment in one property of approximately $10,000 and $10,039 in the other property. These affiliates received court approval of a confirmation plan under which an agreement was reached with the lender and the loans were reinstated. With respect to one of these properties, the 28 tenant-in-common owners of the Residence Inn Atlanta Midtown, which originally acquired the project with a $7.475 million equity investment, recently allowed the lender to foreclose on the hotel which secured the loan.

An affiliate of Moody National and tenant-in-common owners in eight tenant-in-common programs collectively initiated legal proceedings against a lender. Currently, seven of these tenant-in-common programs have been restructured into a limited liability company owned by the former tenant-in-common owners and a lender affiliate, and the legal proceedings have been dismissed with respect to such programs. The lender and borrowers on one of the tenant-in-common programs entered into a settlement and reinstatement of the loan, and the legal proceedings have been dismissed with respect to such program.

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

If the mergers are not consummated and we seek to acquire additional properties, delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into real estate assets.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected.

If the mergers are not consummated, the net proceeds from any sales of our securities that we may conduct in the future will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We terminated the offer and sale of our shares to the public in our follow-on offering on February 20, 2015, and we did not establish a general working capital reserve out of the proceeds from our follow-on offerings. Accordingly, in the event that the mergers are not consummated and we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If the mergers are not consummated and we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

Investors in our public offerings do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

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

In addition, OP Holdings, the holder of special partnership units in our operating partnership, may be entitled to (1) certain cash payments upon the disposition of certain of our operating partnership’s assets or (2) a one-time payment in the form of cash, a promissory note or shares of our common stock in conjunction with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of the advisory agreement. This potential obligation to make substantial payments to the holder of the special units may reduce our cash available for distribution to stockholders and limit the amount that stockholders will receive upon the consummation of a liquidity event.

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

To ensure that neither we, our operating partnership nor any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Risks Related To Conflicts of Interest

We depend on our advisor and its key personnel and if any of such key personnel were to cease to be affiliated with our advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition, disposition and management of real estate assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of our sponsor, including Brett C. Moody and Robert W. Engel, each of whom would be difficult to replace. We currently do not have key man life insurance on any of these key personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity, including those that make the same types of investments as those we target. As a result, the time and resources our sponsor and its affiliates could devote to us may be diverted to other investment activities. For example, on January 20, 2015, Moody II commenced its initial public offering of up to $1,100,000,000 in shares of its common stock. In addition, our advisor’s management manages privately offered real estate programs sponsored by affiliates of our sponsor which have investment objectives generally similar to our company. We may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

Our advisor may cause us to invest in a property owned by, or make an equity or debt-related investment in, one of its affiliates or through a joint venture with its affiliates. For example, we owned our interest in a note secured by a Hyatt Place hotel property in Grapevine, Texas, or the “Hyatt Place note,” through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity controlled by Brett C. Moody, our Chairman of the Board and Chief Executive Officer. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

We believe the risks associated with our business are more severe during market downturns. For example, a prolonged market downturn could negatively impact our real estate investments as a result of decreased demand for hotel rooms, increased tenant delinquencies or defaults under our leases. In addition, lower demand for rentable space and oversupply of rentable space could lead to increased rent concessions, higher tenant improvement expenditures or reduced rental rates in order to maintain occupancies. Because we expect that some of our debt-related investments could consist of loans secured by real property, these same factors could also negatively affect the underlying borrowers and collateral of our investments. Our operations could be negatively affected to a greater extent if a market downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition, our ability to make distributions to you and the value of your investment.

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

We currently own interests in twelve hotel properties and two notes receivable from related parties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our unaffiliated third-party hotel managers for our current hotel properties and for any other hotel properties we acquire will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations (e.g., setting room rates) of any hotel that we acquire an interest in. Thus, even if we believe that a hotel is being operated in an inefficient or less than optimal manner, we will not be able to require a change to the method of its operation. Our only alternative for changing the operation of a hotel will be to replace the third-party manager in the situation where the applicable hotel management agreement permits us to do so.

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

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. For example, we owned our interest in the Hyatt Place note through a joint venture between a wholly owned subsidiary of our operating partnership and an affiliated entity controlled by Brett C. Moody, our Chairman of the Board and Chief Executive Officer. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Under certain joint venture arrangements neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

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

A borrower’s failure to pay principal and interest payments on mortgage loans that we own could adversely affect our business.

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

To the extent we invest in fixed-rate, long-term mortgage loans and market interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates, which would lower the proceeds we would receive in the event we sell such assets. If market interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. To the extent we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, to the extent we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in market interest rates. Our previous mortgage loan investment, the Hyatt Place note, accrued interest at a variable rate.

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

We have incurred, and plan to incur in the future, financing that is secured by our real estate assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with a justification for such excess. As of December 31, 2016, our debt-to-net-asset ratio did not exceed 300%. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Legislative, regulatory or administrative changes could adversely affect us of our customers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our customers.

President Trump, the House leadership and the Senate leadership all have expressed interest in passing comprehensive tax reform this year. While certain aspects of tax reform proposals have been described, proposed legislation has not yet been introduced by the leaders of the House Ways and Means Committee or the Senate Finance Committee. None of the descriptions of tax reform proposals have specifically addressed the treatment of REITs. Moreover, there is not yet agreement between the President, the House leadership and the Senate leadership about the specifics of tax reform. To date, the focus of the House plan differs significantly from the Senate plan. Accordingly, there is no assurance that comprehensive tax reform will be enacted, when any such legislation might be enacted, what specific measures will be included in any enacted tax reform language, or whether tax reform would adversely affect us, our shareholders or our customers.

All of the tax reform proposals share a desire to reduce maximum corporate income tax rates and reform U.S. taxation of income earned outside the United States. Lower corporate rates would be at least partially paid for by reducing or eliminating various tax benefits. Given that the same tax benefits generally apply to businesses conducted through non-corporate structures, there is also pressure on reducing the tax rates applicable to non-corporate businesses. Some of the tax benefits identified as possibly being eliminated or reduced include various tax benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense. Loss of a deduction for net interest expense would substantially increase our REIT taxable income and, absent amendments to the REIT rules, our distribution obligations. In addition, it is possible that substantially reduced corporate tax rates or Senate interest in integrating taxation of shareholders and corporations could reduce or eliminate the relative attractiveness of REITs as a vehicle for owning real estate.

We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Our ownership of our TRSs will be subject to limitations and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% (20% after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS asset test limitation or to avoid application of the 100% excise tax.

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

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the Internal Revenue Service will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Internal Revenue Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if we are a “pension-held REIT,” which should not be the case;

●	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

●	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

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

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market, which is not currently the case, and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Retirement Plan Risks

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” and the Internal Revenue Code. Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

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

As of December 31, 2016, we owned interests in twelve hotel properties located in five states with an aggregate of 1,595 rooms. For more information on our hotel properties, see Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 7, 2017, we had 13,303,908 shares of our common stock outstanding held by a total of approximately 3,221 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. While our charter does not require our board of directors to pursue a liquidity event at any particular time, or at all, as described above in Item 1, “Business—Pending Merger with Moody National REIT II, Inc.,” we entered into the merger agreement on November 16, 2016.

In order to assist broker-dealers that participated in our public offerings in meeting certain obligations under FINRA rules, we estimate that the value per share of our common stock is $10.25. As described above in Item 1, “Business—Pending Merger with Moody National REIT II, Inc.,” this is the net per share price that our stockholders will receive (either in cash or shares of Moody II common stock pursuant to the exchange ratio) for each share of our common stock pursuant to the merger agreement, and is calculated as the difference between (i) a gross per share price of $11.00, minus (ii) the per share Moody I transaction fees and expenses. The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody II, each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee. As also described above in Item 1, “Business—Pending Merger with Moody National REIT II, Inc.,” the merger agreement includes go shop provisions, pursuant to which 99 prospective buyers, including 77 prospective financial buyers and 22 prospective strategic buyers, were contacted regarding each such party’s potential interest in exploring a transaction with us. During the go shop period (i.e., between November 16, 2016 and December 31, 2016), seven parties (two of which were financial buyers and five of which were strategic buyers) negotiated and entered into confidentiality agreements with us and were provided with non-public information about us. None of the parties contacted during the go shop process described above, including the seven parties that entered into confidentiality agreements with us, submitted to us a proposal that was deemed an “acquisition proposal” under the merger agreement prior to the go shop period end time.

Recent Sales of Unregistered Securities; Use of Offering Proceeds from Registered Securities

On April 15, 2009, our Registration Statement on Form S-11 (File No. 333-150612), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our DRIP at $9.50 per share. On October 12, 2012, our Registration Statement on Form S-11 (File No. 333-179521) registering our follow-on public offering was declared effective by the SEC and our initial public offering automatically terminated. In our follow-on offering, we offered up to $900,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our DRIP at $9.50 per share.

Effective February 20, 2015, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering, and continued to issue shares pursuant to our DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 with the SEC to register the sale of up to $25,000,000 in shares of our common stock pursuant to our DRIP. Our DRIP was suspended by our board of directors on October 13, 2016 and remains suspended.

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,719,636 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $112,091,790. As of December 31, 2016, we have raised $128,188,874 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to our DRIP.

As of December 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering, including shares issued pursuant to our DRIP in those offerings, in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual

Total expenses	$1,717,161

Follow-On Offering:

Type of Expense	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$11,102,398	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,020,190	Actual

Total expenses	$14,122,588

DRIP Offering:

We did not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of December 31, 2016, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of December 31, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $107,218,755 excluding $5,130,370 in offering proceeds from shares of our common stock issued pursuant to our DRIP. As of December 31, 2016, the ratio of the cost of raising capital to capital raised was approximately 12%.

As of December 31, 2016, we had used $109,263,585 of the net proceeds from our public offerings, plus debt financing, to purchase (1) our fourteen investments in hotel properties (including our investments in an interest in a Residence Inn property, which was subsequently sold on August 23, 2012, and a hotel property in Newark, California, which was sold on September 9, 2015), (2) the Hyatt Place note (which was paid in full on June 10, 2016) and (3) the two notes receivable from related parties. As of December 31, 2016, we had paid $11,224,270 of acquisition expenses to third parties.

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

As of December 31, 2016, a total of 51,250 shares of restricted stock have been issued by us to our independent directors pursuant to the independent directors compensation plan. The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Share Redemption Program

Our share redemption program may provide a limited opportunity for our stockholders to have their shares of common stock redeemed, subject to certain restrictions and limitations. In connection with the formation of the special committee of our board of directors, our share redemption program was suspended effective May 6, 2016, except in cases of a stockholder’s death or qualifying disability, and remains suspended. If our share redemption program is reinstated by our board of directors, shares of our common stock will be redeemed, subject to certain restrictions and limitations, at a price equal to or at a discount from the estimated per share value of our common stock.

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

We are not obligated to redeem shares of our common stock under the share redemption program. Our board of directors may, in its sole discretion, accept or reject any share redemption request made by any stockholder at any time. If our board of directors accepts share redemptions, the number of shares to be redeemed during any calendar year is limited to (1) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our DRIP in the prior calendar year (assuming our DRIP is active) plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to redemptions requested within two years after the death of stockholder. As noted above, our DRIP was suspended by our board of directors in October 2016 and remains suspended.

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

During the year ended December 31, 2016, we redeemed a total of 107,061 shares of our common stock pursuant to terms of our share redemption program at an average price of $10.14 per share, for an aggregate redemption price of $1,085,351.

During the quarter ending December 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2016	1,320.00	$10.75		(2)
November 2016	—	$—		(2)
December 2016	—	$—		(2)
	1,320.00	$10.75

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 1,320.00 shares requested to be redeemed were redeemed during the quarter ended December 31, 2016 at an average price of $10.75 per share.
(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under our DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

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

The following table summarizes distributions paid in cash and pursuant to our DRIP for the years ended December 31, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRIP (1)	Total Amount of Distribution (1)
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Third Quarter 2016	1,703,955	954,614	2,658,569
Fourth Quarter 2016	2,332,101	310,855	2,642,956
Total	$7,362,724	$3,197,840	$10,560,564

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015(2)	1,980,101	978,008	2,958,109
Fourth Quarter 2015	1,653,259	943,606	2,596,865
Total	$6,605,520	$3,632,490	$10,238,010

(1)	Amount of distributions paid in shares of common stock pursuant to our DRIP.

(2)	Special distribution of $350,000 paid in the third quarter of 2015.

We paid $10,560,564 in aggregate distributions for the year ended December 31, 2016, which was comprised of $7,362,724 in cash distributions and $3,197,840 in shares issued pursuant to our DRIP. We paid $10,238,010 in aggregate distributions for the year ended December 31, 2015, which was comprised of $6,605,520 in cash distributions and $3,632,490 in shares issued pursuant to our DRIP. For the years ended December 31, 2016 and 2015, we had cash provided by operating activities of $5,876,097 and $4,206,687, respectively, and our funds from operations were $7,157,395 and $3,494,703, respectively. For the year ended December 31, 2016, approximately 56% of distributions were paid from cash provided by operating activities and approximately 44% were paid from offering proceeds. For the year ended December 31, 2015, approximately 41% of distributions were paid from cash provided by operating activities and approximately 59% were paid from offering proceeds. Since inception, 39% of distributions have been funded from cash from operations and 61% have been funded from offering proceeds. For more information on how we calculate funds from operations and a reconciliation of funds from operations to net income (loss), see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”

The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	31.9%	17.5%
Capital Gain	3.4%	82.5%
Return of Capital	64.7%	—%
Total	100.0%	100.0%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2016, 2015, 2014, 2013 and 2012, and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Total assets	$267,249,966	$287,100,849	$190,758,473	$70,917,596	$29,086,245
Total liabilities	$176,673,041	$182,771,053	$117,231,765	$46,281,943	$18,383,618
Special partnership units	$1,000	$1,000	$1,000	$1,000	$1,000
Total equity	$90,575,925	$104,328,796	$73,525,708	$24,634,653	$10,701,627

	Year Ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Total revenue	$61,930,033	$52,167,132	$23,987,274	$8,245,685	$1,094,920
Total expenses	$67,371,906	$58,567,606	$29,801,751	$9,597,142	$1,280,740
Gain on sale of hotel property	$—	$10,145,221	$—	$—	$—
Gain on acquisition of hotel property	$—	$2,698,113	$—	$—	$—
Income tax expense (benefit)	$(1,054,423)	$(492,000)	$(495,200)	$16,200	$—
Total income (loss) from discontinued operations	$—	$—	$—	$—	$1,179,933

Net income (loss)	$(4,387,450)	$6,934,860	$(5,319,277)	$(1,367,657)	$994,113

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$5,876,097	$4,206,687	$(1,017,179)	$1,367,849	$387,070
Net cash used in investing activities	$1,306,899	$87,313,323	$64,973,115	$40,107,494	$2,595,923
Net cash provided by (used in) financing activities	$(16,221,043)	$73,333,792	$84,510,051	$41,353,859	$3,852,064

OTHER DATA:
Distributions to common stockholders declared	$10,573,832	$10,484,008	$4,762,787	$1,773,715	$761,640

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on January 15, 2008 to invest in a diversified portfolio of real estate investments. We elected to qualify as a REIT commencing with the taxable year ended December 31, 2011.

As of December 31, 2016, our portfolio consisted of fourteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-room hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-room hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-unit hotel property located in Fort Worth, Texas, (12) the Houston Hotel, a 119-room hotel property located in Houston, Texas, (13) a note receivable from a related party with an initial principal amount of $9,000,000 and (14) a note receivable from a related party with an initial principal amount of $4,500,000.

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

On October 12, 2012, we commenced our follow-on offering of up to $1,000,000,000 in shares of our common stock, comprised of up to $900,000,000 in shares offered to the public at $10.00 per share and up to $100,000,000 in shares offered to our stockholders pursuant to our DRIP at $9.50 per share. Effective February 20, 2015, we terminated the offer and sale of shares to the public in our follow-on offering, but continued to issue shares pursuant to our DRIP. On November 4, 2015, we filed a new Registration Statement on Form S-3 with the SEC to register the sale of up to $25,000,000 in shares of our common stock pursuant to our DRIP in our DRIP offering. On October 13, 2016, our board of directors determined to suspend our DRIP. The suspension of our DRIP became effective beginning with distributions made in November 2016 and will remain in effect unless and until our DRIP resumes, as determined by our board of directors. If we resume our DRIP, in the future our board of directors may from time to time, in its sole discretion, change the price at which we offer shares pursuant to our DRIP to reflect changes in our estimated value per share and other factors that the board of directors deems relevant.

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,719,636 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $112,091,790. As of December 31, 2016, we had accepted subscriptions for, and issued, an aggregate of 12,845,889 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $123,058,503. As of December 31, 2016, we had sold 388,033 shares pursuant to our DRIP offering, and 2,111,967 shares of our common stock registered in our DRIP offering remained available for sale.

Subject to the mergers, we intend to use substantially all of the proceeds from any offering of our securities that we may conduct in the future to continue to invest in a diversified portfolio of real properties, real estate securities and debt-related investments. To date, substantially all of our investments have been in hotel properties, loans secured by hotel properties or loans to related parties, and we anticipate that our portfolio will continue to consist primarily of hotel properties, located in the United States and Canada that we own exclusively or in joint ventures or other co-ownership arrangements with other persons. We may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments, as well as opportunistic investments in properties that may be under-developed or newly constructed and in properties that we believe are undervalued.

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

Pending Merger with Moody National REIT II, Inc.

On September 27, 2016, we jointly announced with Moody National REIT II, Inc., a Maryland corporation and a related party, or Moody II, that we had entered into a non-binding Letter of Intent that set forth the terms and conditions upon which Moody II would acquire us and our subsidiaries. Moody II is a public, non-listed REIT formed in July 2014. Our sponsor serves as the sponsor of Moody II, and Brett C. Moody serves as the Chairman of the Board and Chief Executive Officer of Moody II.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody II, Moody National Operating Partnership II, LP, the operating partnership of Moody II, or Moody II OP, Moody National Advisor II, LLC, Moody II’s advisor, or Moody II advisor, and Moody Merger Sub, LLC, a wholly owned subsidiary of Moody II, or merger sub, entered into an agreement and plan of merger, or the merger agreement. Pursuant to the merger agreement, we will merge with and into merger sub, with merger sub continuing as the “surviving entity” and a wholly-owned subsidiary of Moody II. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement, Moody II OP will merge with and into our operating partnership, with our operating partnership continuing as the “surviving partnership,” and which transaction we refer to as the “partnership merger.” Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody II (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

Subject to the terms and conditions of the merger agreement, Moody II agreed to pay gross consideration of $11.00 per share of our common stock, which amount will be reduced by all fees and expenses that we incur as a result of or in connection with the mergers and other transactions contemplated by the merger agreement (including certain disposition fees and profit sharing amounts to our sponsor and parties related thereto, financial advisory and legal fees payable by us, and other transaction and closing costs incurred by us), which fees and expenses we refer to as the “Moody I transaction fees and expenses,” to arrive at the net merger consideration payable to the holders of our common stock, which we refer to as the “net per share price;” provided, that in no event will the net per share price be less than $10.25. Pursuant to the terms of the merger agreement, the parties thereto have determined the final amount of the Moody I transaction fees and expenses and have calculated the net per share price. Based on such determination, the net per share price was determined to be $10.25.

At the effective time of the merger, each outstanding share of our common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of our common stock, but subject to the limitations discussed below, either:

(i)	an amount in cash equal to the net per share price, which we refer to as the “cash consideration;” or

(ii)	a number of shares of common stock of Moody II, which we refer to as the “stock consideration,” equal to the net per share price divided by $25.00, which quotient, as adjusted pursuant to the merger agreement, is referred to as the “exchange ratio.”

We refer to the “stock consideration” together with the “cash consideration,” as the “merger consideration.”

Notwithstanding the above, the maximum number of shares of our common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of our common stock entitled to receive merger consideration in connection with the merger. If the elections of our stockholders would cause more than 50% of the aggregate number of shares of our common stock to be converted into the right to receive the cash consideration, then the shares of our common stock that would be converted into the right to receive the cash consideration will be reduced proportionally so that the number of shares of our common stock that will be converted into the right to receive the cash consideration will not exceed 50%, and the remaining shares of our common stock will be converted into the right to receive the stock consideration.

Subject to the terms and conditions of the merger agreement, at the effective time of the partnership merger, each outstanding unit of limited partnership interest in our operating partnership will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the surviving partnership equal to the exchange ratio. Each unit of limited partnership interest in our operating partnership designated as a special partnership unit pursuant to our operating partnership’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in Moody II OP will be converted into one unit of equity ownership in the surviving partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of Moody II OP will be converted into one special unit in the surviving partnership.

The merger agreement contains customary covenants, including covenants prohibiting us and our subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the merger agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016, or the go shop period end time, we had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the go shop period end time, we had the right to continue to participate in such discussions with certain other parties, each referred to as a “go shop bidder,” and could have, subject to certain conditions set forth in the merger agreement regarding the proposal made by such go shop bidder, terminated the merger agreement and entered into an agreement with a go shop bidder with respect to the proposal made by such go shop bidder.

In the go shop process described in the preceding paragraph, 99 prospective buyers, including 77 prospective financial buyers and 22 prospective strategic buyers, were contacted regarding each such party’s potential interest in exploring a transaction with us. During the go shop period (i.e., between November 16, 2016 and December 31, 2016), seven parties (two of which were financial buyers and five of which were strategic buyers) negotiated and entered into confidentiality agreements with us and were provided with non-public information about us. None of the parties contacted during the go shop process, including the seven parties that entered into confidentiality agreements with us, submitted a proposal to us that was deemed an “acquisition proposal” under the merger agreement prior to the go shop period end time.

In connection with the mergers, we will also seek the approval of our stockholders of an amendment to our Second Articles of Amendment and Restatement, as amended, or our charter, to delete certain provisions regarding roll-up transactions, or the charter amendment. Pursuant to the merger agreement, approval by our stockholders of the charter amendment is a condition to completing the mergers.

Concurrently with the entry into the merger agreement, we, our operating partnership, our advisor, Moody II, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in our operating partnership, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the advisory agreement among us, our operating partnership, our advisor and Moody National will be terminated and we will pay our advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment was a negotiated amount that represents a reduction in the disposition fee to which our advisor could have been entitled and a waiver of any other contractual termination fee that our advisor would have been due under the advisory agreement in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of our operating partnership, our operating partnership will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

Also concurrently with the entry into the merger agreement, Moody II, Moody II OP and Moody II advisor entered into an amended and restated advisory agreement, pursuant to which Moody II will be obligated to pay Moody II advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the merger. However, during the first year following the consummation of the mergers, if Moody II sells a property that was previously owned by us, then any disposition fee to which Moody II advisor would otherwise be entitled under the amended and restated advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

The merger agreement may be terminated under certain circumstances by both Moody II and us. If such termination occurs under certain circumstances, then we would be obligated to pay Moody II a termination fee of $2,000,000 (or $1,000,000 if the merger agreement had been terminated pursuant to the go shop provisions therein), plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The obligation of each party to consummate the mergers is subject to a number of conditions, including the approval of our stockholders of the merger and the charter amendment, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, the effectiveness of the registration statement on Form S-4 (File No. 333-215362) filed by Moody II to register the shares of its common stock to be issued as stock consideration, and the absence of a material adverse effect with respect to either us or Moody II. There is no guarantee that the mergers will close. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, Moody II will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to our stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of Moody II’s common stock issued as stock consideration, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by Moody II as cash consideration in the merger.

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

Liquidity and Capital Resources

Subject to the pending mergers, our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Subject to the pending mergers, over time we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares pursuant to our DRIP (in the event that we reactivate our DRIP), the proceeds of any offerings of our securities we conduct in the future and the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

As of December 31, 2016, we owned interests in twelve hotel properties, including our joint venture interests. Net cash provided by operating activities for the years ended December 31, 2016 and 2015 was $5,876,097 and $4,206,687, respectively. The increase in cash provided by operating activities was primarily due to an increase in net operating income related to additional hotel acquisitions and owning properties acquired during 2015 for an entire year.

Net Cash Used in Investing Activities

Our cash used in investing activities has depended on how quickly we invested the net offering proceeds from our follow-on offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the years ended December 31, 2016 and 2015 was $1,306,899 and $87,313,323, respectively. The decrease in cash used in investing activities for the year ended December 31, 2016 was due to acquiring only one hotel property during the year with a purchase price of $8,000,000 compared to four hotel properties with an aggregate purchase price of $84,416,539 for the year ended December 31, 2015.

Net Cash Provided by (Used in) Financing Activities

Our cash flows from financing activities consisted primarily of proceeds from our follow-on offering and proceeds from newly originated notes payable, net of distributions paid to our stockholders. Net cash provided by (used in) financing activities for the years ended December 31, 2016 and 2015 was $(16,221,043) and $73,333,792, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2016 was primarily due to the termination of the follow-on offering in 2015 and the reduction in acquisitions partially financed with the proceeds of notes payable from four acquisitions for the year ended December 31, 2015 to one acquisitions for the year ended December 31, 2016.

Cash and Cash Equivalents

As of December 31, 2016, we had cash and cash equivalents of $2,419,383.

Debt

Subject to the pending mergers, we use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

As of December 31, 2016, our outstanding indebtedness totaled $171,637,250. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2016 and 2015, our debt levels did not exceed 300% of the value of our net assets.

Three of our loans secured by hotel properties will mature in 2017. If the mergers are consummated, these loans may be extended or re-financed with financing obtained by Moody II. In the event the mergers are not consummated, we intend to extend one such loan and refinance the other two with proceeds from new loans. We may not be able to extend or refinance the foregoing loans at all, or be able to extend or refinance such loans on favorable terms.

For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2016, other than the merger agreement (see “Pending Merger with Moody National REIT II, Inc.” for more information about the obligations and commitments arising under the merger agreement):

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$171,637,250	$44,043,280	$4,394,418	$4,808,940	$118,390,612
Interest payments on outstanding debt obligations(2)	46,717,627	7,750,549	11,780,274	11,365,751	15,821,053
Total	$218,354,877	$51,793,829	$16,174,692	$16,174,691	$134,211,665

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2016.

Organization and Offering Costs

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

Total offering costs for our follow-on offering, which terminated on February 20, 2015, were $14,122,588. We directly incurred $11,397,725 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. The total offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. As of December 31, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursed to our advisor. As of December 31, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $4,031,112, which included $2,799,289 in operating expenses incurred directly by us and $1,231,823 incurred by our advisor on our behalf. Of the $4,031,112 in total operating expenses incurred during the four fiscal quarters ended December 31, 2016, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,231,000 in operating expenses during the four fiscal quarters ended December 31, 2016. Additionally, our advisor has incurred $5,293,044 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2016. This amount is not reimbursable to our advisor and is not our obligation. However, while our board of directors has not yet approved reimbursement of such amount to our advisor, it reserves the right to do so in the future.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “waiver period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of December 31, 2016.

Results of Operations

As of December 31, 2015, we owned the Woodlands Hotel, the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel, the joint venture interest in the Lyndhurst Hotel, the Austin Arboretum Hotel, the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the joint venture interest in the Fort Worth Hotel, the joint venture interest in the Hyatt Place note, and one note receivable from a related party. As of December 31, 2016, we owned the Woodlands Hotel, the Germantown Hotel, the Charleston Hotel, the Austin Hotel, the Grapevine Hotel, the joint venture interest in the Lyndhurst Hotel, the Austin Arboretum Hotel, the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, the joint venture interest in the Fort Worth Hotel, the Houston Hotel, and two notes receivable from related parties. Because we owned eleven hotel properties at December 31, 2015 compared to twelve hotel properties at December 31, 2016 and due to the fact that we did not own four of the hotels for the entire year ended December 31, 2015, our results of operations for the year ended December 31, 2015 are not directly comparable to those for the year ended December 31, 2016. In general, subject to the pending mergers, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015

Revenue

Total revenue increased to $61,930,033 for the year ended December 31, 2016 from $52,167,132 for the year ended December 31, 2015. Total hotel revenue increased to $60,100,650 for the year ended December 31, 2016 compared to $51,064,000 for the year ended December 31, 2015. The increase in hotel revenue was primarily due to the fact that we owned interests in twelve hotel properties at December 31, 2016 compared to eleven hotel properties at December 31, 2015 and the fact that we owned four hotel properties acquired in 2015 for a full year for the year ended December 31, 2016. Interest income from notes receivable related to the Hyatt Place note and the notes receivable from related parties increased to $1,829,383 for the year ended December 31, 2016 from $1,103,132 for the year ended December 31, 2015 due to the addition of a note receivable from related party during the year ended December 31, 2016. Subject to the pending mergers, we expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated growth in revenues and owning the Houston Hotel for a full year reporting period.

A comparison of hotel revenues for those hotels owned continuously for the years ended December 31, 2016 and 2015 is set forth below:

	Year ended December 31,
	2016	2015	Increase (Decrease)
Woodlands Hotel	$3,027,430	$3,885,163	$(857,733)
Germantown Hotel	4,074,560	3,921,696	152,864
Charleston Hotel	3,933,133	3,583,813	349,320
Austin Hotel	4,066,322	4,867,863	(801,541)
Grapevine Hotel	6,381,991	5,997,232	384,759
Lyndhurst Hotel	8,794,268	8,349,531	444,737
Austin Arboretum Hotel	5,221,843	5,661,747	(439,904)
Totals	$35,499,547	$36,267,045	$(767,498)

Revenues at three of our hotels located in Texas decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the downturn in the energy industry in Texas and to property improvements made during the year, both of which disrupted occupancy.

Hotel Operating Expenses

Hotel operating expenses increased to $37,025,559 for the year ended December 31, 2016 from $30,895,349 for the year ended December 31, 2015. The increase in hotel operating expenses was primarily due to the facts that we owned interests in twelve hotel properties at December 31, 2016 compared to eleven hotel properties at December 31, 2015 and that we owned four hotel properties acquired in 2015 for a full year for the year ended December 31, 2016.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $3,999,649 for the year ended December 31, 2016 from $3,251,501 for the year ended December 31, 2015. This increase was primarily due to the facts that we owned interests in twelve hotel properties at December 31, 2016 compared to eleven hotel properties at December 31, 2015 and that we owned four hotel properties acquired in 2015 for a full year for the year ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased to $11,576,178 for the year ended December 31, 2016 from $9,481,115 for the year ended December 31, 2015. The increase in depreciation and amortization expense was primarily due to the facts that we owned interests in twelve hotel properties at December 31, 2016 compared to eleven hotel properties at December 31, 2015 and that we owned four hotel properties acquired in 2015 for a full year for the year ended December 31, 2016.

Acquisition Expenses

Property acquisition expense decreased to $1,321,263 for the year ended December 31, 2016 from $3,946,882 for the year ended December 31, 2015. We acquired one and four properties during the years ended December 31, 2016 and 2015, respectively, with aggregate purchase prices of $8,000,000 and $101,550,000 the years ended December 31, 2016 and 2015, respectively. Also, expenses related to the pending mergers were charged to property acquisition expenses for the year ended December 31, 2016.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $4,030,289 for the year ended December 31, 2016 from $3,196,995 for the year ended December 31, 2015. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees. Asset management fees increased primarily due to the facts that we owned interests in twelve hotel properties at December 31, 2016 compared to eleven hotel properties at December 31, 2015 and that we owned four hotel properties acquired in 2015 for a full year for the year ended December 31, 2016. Subject to the pending mergers, we expect corporate general and administrative expenses to increase in future periods as a result of owning the Houston Hotel for a full year reporting period, but to decrease as a percentage of total revenue.

Gain on sale of hotel property

The gain on sale of hotel property for the year ended December 31, 2015 of $10,145,221 was related to the sale of one hotel property. There were no sales of hotel properties for the year ended December 31, 2016.

Gain on acquisition of hotel property

Gain on acquisition of hotel property for the year ended December 31, 2016 of $2,698,113 results from the difference between the fair value of the Fort Worth Hotel of $10,000,000 at the date of acquisition and the purchase price of $7,301,887.

Interest Expense and Amortization of Deferred Debt issuance costs

Interest expense and amortization of deferred debt issuance costs increased to $9,418,968 for the year ended December 31, 2016 from $7,795,764 for the year ended December 31, 2015. This increase in interest expense and amortization of deferred debt issuance costs was due to the fact that we incurred additional indebtedness related to our hotel property acquisition since December 31, 2015. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2016 was $1,054,423 compared to $492,000 for the year ended December 31, 2015. The income tax benefit results from net operating losses of our TRSs.

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

Related to our TRS entities, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2016.

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

In allocating the purchase price of each of our properties, our advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values and market rental rates. Many of these estimates are obtained from independent third party appraisals. However, we are responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our real estate assets or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in our consolidated financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Hotel Properties — Ownership

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives
Buildings and improvements	39-40	years
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. Subject to the pending mergers, we expect to adopt ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. Subject to the pending mergers, we expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2017-01 will not have a material effect on our financial position or our results of operations.

Inflation

As of December 31, 2016, our investments consisted of ownership interests in twelve hotel properties and our two notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding capital gains) to our stockholders each year. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders. These changes are briefly summarized as follows:

●	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

●	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to “publicly offered REITs,” as defined in new Internal Revenue Code Section 562(c)(2), such as or company.

●	For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

●	For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

●	For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income” (i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT) other than services provided to REIT tenants, which are potentially taxed as redetermined rents.

●	For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

●	REITs are subject to a 100% tax on net income from “prohibited transactions” (i.e., sales of dealer property, other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

●	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs:

o	For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

o	Effective December 18, 2015, new rules will simplify the determination of whether REITs such as our company are a “domestically controlled qualified investment entity.”

o	For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

o	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

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

The following table summarizes distributions paid in cash and pursuant to our DRIP for the years ended December 31, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution(1)
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Third Quarter 2016	1,703,955	954,614	2,658,569
Fourth Quarter 2016	2,332,101	310,855	2,642,956
Total	$7,362,724	$3,197,840	$10,560,564

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015(2)	1,980,101	978,008	2,958,109
Fourth Quarter 2015	1,653,259	943,606	2,596,865
Total	$6,605,520	$3,632,490	$10,238,010

(1)	Amount of distributions paid in shares of common stock pursuant to our DRIP.

(2)	Includes special distribution of $350,000 during the third quarter of 2015.

We paid $10,560,564 in aggregate distributions for the year ended December 31, 2016, which was comprised of $7,362,724 in cash distributions and $3,197,840 in shares issued pursuant to our DRIP. We paid $10,238,010 in aggregate distributions for the year ended December 31, 2015, which was comprised of $6,605,520 in cash distributions and $3,632,490 in shares issued pursuant to our DRIP. For the years ended December 31, 2016 and 2015, we had cash provided by operating activities of $5,876,097 and $4,206,687, respectively, and our funds from operations were $7,157,395 and $3,494,703, respectively. For information on how we calculate funds from operations, see “—Funds from Operations and Modified Funds from Operations” below. For the year ended December 31, 2016, approximately 56% of distributions were paid from cash provided by operating activities and approximately 44% were paid from offering proceeds. For the year ended December 31, 2015, approximately 41% of distributions were paid from cash provided by operating activities and approximately 59% were paid from offering proceeds. Of the $27,946,328 in total distributions we paid during the period from our inception through December 31, 2016, including shares issued pursuant to our DRIP, approximately 39% was funded from cash flow from operations and approximately 61% was funded from offering proceeds or proceeds from the sale of hotel property.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and acquisition expenses. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2016	2015
Net Income (Loss)	$(4,387,450)	$6,934,860
Adjustments:
Depreciation and amortization	11,576,178	9,481,115
Gain on sale of hotel property	—	(10,145,221)
Gain on acquisition of hotel property	—	(2,698,113)
Adjustments for noncontrolling interests	(31,333)	(77,938)
Funds from Operations	7,157,395	3,494,703
Adjustments:
Stock/unit-based compensation	14,077	52,923
Amortization of debt issuance costs	701,626	522,682
Acquisition expenses	1,321,263	3,946,882
Adjustments for noncontrolling interests	(5,746)	(2,749)
Modified Funds from Operations	$9,188,615	$8,014,441

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and, subject to the pending mergers, will continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Additionally, we have entered into a joint venture arrangement with affiliates of our advisor in connection with the acquisition of the Hyatt Place note and have made loans to related parties. See Item 1, “Business—Pending Merger with Moody National REIT II, Inc.,” Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On December 31, 2016, we declared a distribution in the aggregate amount of $901,702 which was paid in cash on January 15, 2017. On January 31, 2017, we declared a distribution in the aggregate amount of $904,192 which was paid in cash on February 15, 2017. On February 28, 2017, we declared a distribution in the aggregate amount of $816,682 which was paid in cash on March 15, 2017.

Extension of Term of Advisory Agreement

On March 22, 2017, we entered into an amendment to the advisory agreement with our advisor, which extended the term of the advisory agreement until the earlier of (i) the termination of the advisory agreement pursuant to the termination agreement or (ii) April 15, 2018.

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

As of December 31, 2016, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The estimated fair value of our debt as of December 31, 2016 was $172,000,000 based on discounted cash flow analyses.

We are also exposed to interest rate risk with respect to our notes receivable from related parties. While those notes bear interest at fixed rates for their respective terms, changes in interest rates may affect the fair value of both notes. As of December 31, 2016, the carrying value of both notes approximated their fair value.

The table below summarizes our notes payable as of December 31, 2016 based on their maturity dates:

	Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Carrying Value(1)
Notes Payable
Fixed Rate	$44,043,280	$2,145,768	$2,248,650	$2,340,140	$2,468,800	$118,390,612	$171,637,250
Adjustable Rate	—	—	—	—	—	—	—
Interest rate(2)	5.2%	4.7%	4.7%	4.7%	4.7%	4.7%	—

(1)	The fair value estimate of our fixed rate debt was estimated to be $172,000,000 as of December 31, 2016 using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2016.

(2)	The weighted-average interest rate of our fixed rate debt was 4.95% at December 31, 2016. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2016.

We plan to refinance three loans maturing in 2017. If the mergers are not consummated, we plan to extend one loan and refinance the other two.

We may be also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and other loans.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2016, we were exposed to credit risk with respect to our investment in our notes receivable from related parties.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the risk of failure by the counterparty to perform its obligations under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the years ended December 31, 2016 and 2015.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           Other Information

On March 22, 2017, we entered into an amendment to the advisory agreement with our advisor, which extended the term of the advisory agreement until the earlier of (i) the termination of the advisory agreement pursuant to the termination agreement or (ii) April 15, 2018.

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	53	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	62	Chief Financial Officer, Treasurer and Secretary
William H. Armstrong, III	52	Independent Director
John P. Thompson	53	Independent Director
Charles L. Horn	56	Independent Director

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

Robert W. Engel has served as our Chief Financial Officer and Treasurer since January 2008, the month in which our company was formed, and as our Secretary since May 2010. In addition, Mr. Engel also serves as the Chief Financial Officer — Real Estate Development and Management of the Moody National Companies, a position he has held since September 2006. Prior to working at the Moody National Companies, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel has a Bachelor of Business Administration with Highest Honors with a major in Accounting from the University of Texas at Austin.

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

John P. Thompson has served as one of our independent directors since September 2008, the month in which our company was formed. Mr. Thompson is the founder of PinPoint Commercial, which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm as well as overseeing the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial broker with CB Richard Ellis, Inc. Mr. Thompson received his Bachelor of Business Administration in Finance from the University of Texas at Austin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2016.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
William H. Armstrong, III(3)	54,000	—	—	54,000
John P. Thompson(3)	56,000	—	—	56,000
Charles L. Horn(3)	64,000	—	—	64,000
Total	$174,000	$—	$—	$174,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	As described below under “—Independent Directors Compensation Plan,” amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Independent director.

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board of directors receives 5,000 shares of restricted stock on the date he or she joins the board of directors. In addition, on the date of each of the first four annual meetings of stockholders at which an independent director is re-elected to the board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2016, 52,500 shares of restricted common stock have been granted to our independent directors and 1,250 shares of restricted common stock have been forfeited by a resigning independent director.

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

ITEM 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	1,948,750
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,948,750

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 7, 2017, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody(3)	37,381	0.3%
Robert W. Engel	—	—
William H. Armstrong, III	21,874	0.2%
John P. Thompson	21,874	0.2%
Charles L. Horn	15,000	0.1%
All Directors and Executive Officers as a group	96,129	0.8%

(1)	The address of each named beneficial owner is c/o Moody National REIT I, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.

(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(3)	Includes 37,381 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.           Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2015 to December 31, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

On February 19, 2008, our sponsor purchased 22,222 shares of our common stock at $9.00 per share for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. On April 25, 2008, Moody National LPOP I, LLC, or Moody LPOP, made an initial capital contribution of $1,000 to our operating partnership in exchange for 100 common partnership units and OP Holdings contributed $1,000 to our operating partnership in exchange for 100 special partnership units.

As of December 31, 2016, Moody LPOP owned less than 1% of the outstanding limited partnership interests in our operating partnership and OP Holdings owned 100% of the special partnership units issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 95% of the limited partnership units of our operating partnership. OP Holdings’ ownership interest of the special partnership units entitles it to a subordinated participation in which it will receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special partnership units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of the advisory agreement, but in each case only after the other holders of our operating partnership’s partnership units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special partnership units, OP Holdings is not entitled to receive any other distributions.

As of December 31, 2016, we have not paid any distributions to OP Holdings pursuant to the special partnership units. However, pursuant to the termination agreement, upon consummation of the partnership merger (in connection with which the special partnership units will be cancelled and retired), our operating partnership will pay OP Holdings the promote payment in an amount not to exceed $613,751.

Note Joint Venture

On June 3, 2011, and effective as of May 5, 2011, we acquired a joint venture interest in the Hyatt Place note, which was issued by Moody National HP Grapevine Trust, a Delaware statutory trust established by affiliates of our sponsor, or the “trust.” We acquired the Hyatt Place note through our joint venture, MNHP Note Holder, LLC, a Delaware limited liability company, or the “note joint venture.” During the year ended December 31, 2016, our operating partnership owned a 74.5% membership interest in the note joint venture, Moody National Mortgage Corporation, or “Moody National Mortgage,” an affiliate of ours, owned a 14% membership interest in the note joint venture and the trust members owned the remaining 11.5% membership interests in the note joint venture. Pursuant to the terms of the note joint venture agreement, Moody National Mortgage was entitled to receive approximately 14% of all distributions of cash from operations of the note joint venture and our operating partnership and the other trust members were entitled to receive the remaining approximately 86% of distributions of cash from operations of the note joint venture in proportion to their respective membership interests in the note joint venture.

The entire unpaid principal balance of the Hyatt Place note and all accrued and unpaid interest thereon was due and payable in full by February 1, 2018. The Hyatt Place note accrued interest at a fixed rate of 5.15% per annum from May 5, 2011 through August 21, 2012. For the period from August 21, 2012 through August 21, 2015 the Hyatt Place note accrued interest at 5.15%, which was a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “prime rate” of 3.25% in effect as of August 21, 2012, plus (b) 1.90%. For the period from August 21, 2015 through the date of payment in full, the Hyatt Place note accrued interest at 5.15%, which was a fixed rate equal to (a) the prime rate in effect as of August 21, 2015, plus (b) 1.90%, provided that in no event could the interest rate exceed the maximum interest rate permitted by applicable law.

On June 10, 2016, the Hyatt Place note receivable and an acquisition note payable and all accrued interest thereon were paid in full.

Notes Receivable from Related Parties

On August 21, 2015, pursuant to a related party note, we made a loan in the amount of $9,000,000 to Moody National DST Sponsor, LLC, or “DST Sponsor,” an affiliate of ours, the proceeds of which were used by DST Sponsor for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an extension fee in the amount of $45,000 were paid to us by DST Sponsor on August 15, 2016 and an exit fee of $90,000 is payable by DST Sponsor to us upon maturity of the related party note. The related party note bears interest at a rate of 12% per annum and was due August 21, 2016. The maturity date of the related party note was extended to August 21, 2017. On April 29, 2016, pursuant to a related party mezzanine note, we made a loan in the amount of $4,500,000 to Moody National, an affiliate of ours, the proceeds of which were used by Moody National for the acquisition of a commercial property located in Houston, Texas. An origination fee of $45,000 and an exit fee of $45,000 is payable by Moody National to us upon maturity of the related party mezzanine note, including any earlier prepayment date or accelerated maturity date. The related party mezzanine note bears interest at a rate of 10% per annum and is due April 30, 2018, and it may be prepaid in whole or part by Moody National without penalty at any time upon prior written notice to us.

Interest income on notes receivable was $1,558,000 and $479,300 for the years ended December 31, 2016 and 2015, respectively. Partial payments of interest on notes receivable from related parties have been made.

Great Valley Hotel

On March 27, 2015, our operating partnership acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel, or the “Great Valley TIC owners,” for an aggregate purchase price, exclusive of closing costs, of $11,000,000. The Great Valley TIC owners acquired their tenant-in-common interests in the Great Valley Hotel in a tenant-in-common program sponsored by an affiliate of our sponsor.

Nashville Hotel

On June 16, 2015, our operating partnership acquired fee simple title to the Nashville Hotel from the current tenant-in-common owners of the Nashville Hotel, or the “Nashville TIC owners,” for an aggregate purchase price, exclusive of closing costs, of $66,300,000. The Nashville TIC owners acquired their tenant-in-common interests in the Nashville Hotel in a tenant-in-common program sponsored by an affiliate of our sponsor.

Fort Worth Hotel

On December 18, 2015, our operating partnership acquired an interest in the Fort Worth Hotel from the current tenant-in-common owners of the Fort Worth Hotel, or the “Fort Worth TIC owners,” for an aggregate purchase price, exclusive of closing costs, including the assumption of the outstanding debt secured by the Fort Worth Hotel, of $7,301,887. The Fort Worth TIC owners initially acquired their tenant-in-common interests in the Fort Worth Hotel in a tenant-in-common program sponsored by an affiliate of our sponsor.

Houston Hotel

On April 21, 2016, our operating partnership acquired fee simple title to the Houston Hotel from the current tenant-in-common owners of the Houston Hotel, or the “Houston TIC owners,” for an aggregate purchase price, exclusive of closing costs, of $8,000,000. The Houston TIC owners acquired their tenant-in-common interests in the Houston Hotel in a tenant-in-common program sponsored by an affiliate of our sponsor.

Amount Due from Related Parties

On September 22, 2015, we assigned and transferred our Purchase Agreement, as amended, between us and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Moody National, for the sum of $1,000,000. The $1,000,000 receivable from Moody National is recorded in due from related parties in the accompanying consolidated balance sheets.

Payment from Moody Securities

From 2012 to 2015, our former dealer manager, Moody Securities, was the subject of an ongoing examination by FINRA regarding its sales of our shares in our initial public offering, focused on a number of areas, including Moody Securities’ compliance with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering. The FINRA investigation of Moody Securities did not implicate us directly.

On March 27, 2015, Moody Securities settled the matter with FINRA by entering into a Notice of Acceptance Letter, Waiver and Consent with FINRA whereby Moody Securities, among other things, agreed to pay us $350,000 to be distributed pro rata to our stockholders in connection with the failure of Moody Securities to comply with FINRA Rule 2310 and the computation of organization and offering expenses incurred in connection with our initial public offering under FINRA rules. Moody Securities paid us $350,000 on July 21, 2015, which was recorded as a special contribution to us in our consolidated statements of equity and we made a special distribution to our stockholders of $350,000 on July 28, 2015.

Merger Agreement

As described elsewhere in this Annual Report on Form 10-K, on November 16, 2016, we entered into the merger agreement. As described elsewhere in this Annual Report on Form 10-K, concurrently with the entry into the merger agreement, we, our operating partnership, our advisor, Moody II, Moody National and OP Holdings entered into the termination agreement.

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

●	We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of investments we acquire directly or (2) our allocable cost of investments acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. For the year ended December 31, 2016, we paid our advisor an acquisition fee of $120,000 in connection with the acquisition of the Houston Hotel. For the year ended December 31, 2015, we paid our advisor an acquisition fee of $1,476,750 in connection with the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel.

●	We pay our advisor an origination fee equal to 1.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. As of December 31, 2016, we had not paid our advisor any origination fees.

●	We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the sum of the aggregate cost (before non-cash reserves and depreciation) of all assets we own and of our investments in joint ventures at month end. For the years ended December 31, 2016 and 2015, we incurred asset management fees of $2,626,589 and $2,071,879, respectively.

●	We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which is in addition to the acquisition fees paid to our advisor. Our advisor may pay some or all of such debt financing fees to third parties if it subcontracts to coordinate financing for us. We will not pay a debt financing fee with respect to (1) the refinancing of a real estate asset already refinanced for which our advisor received a fee and (2) loan proceeds from any line of credit until such time as we have invested all net offering proceeds. For the year ended December 31, 2016, we paid our advisor aggregate debt financing fees of $48,000 related to our acquisition of the Houston Hotel. For the year ended December 31, 2015, we paid our advisor aggregate debt financing fees of $787,000 related to our refinancing of the Woodlands Hotel and the financing for our acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, we will pay our advisor a disposition fee of 3.0% of the contract sales price, which may be in addition to real estate commissions paid to an unaffiliated party, provided that the total real estate commissions (including the disposition fee) paid to all parties does not exceed 6.0% of the contract sales price of each property sold. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2015, we paid a disposition fee to our advisor in the amount of $551,250, or 2.25% of the contract sales price, in connection with the sale of the Silicon Valley Hotel. We did not pay our advisor any disposition fees for the year ended December 31, 2016.

●	Where we engage MNHM as our property manager, we pay MNHM a market-based property management fee and accounting fee in connection with the operation and management of properties. For the year ended December 31, 2016, we paid MNHM management fees of $1,776,468 and accounting fees of $340,000. For the year ended December 31, 2015, we paid MNHM management fees of $1,532,740 and accounting fees of $287,500.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Pursuant to our advisory agreement with our advisor, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause sales commissions, the dealer manager fee and other organization and offering costs borne by us in a public offering to exceed 15.0% of gross offering proceeds from the sale of our shares in such public offering as of the date of reimbursement. Our advisor is obligated to reimburse us to the extent organization and offering costs (including sales commissions and dealer manager fees) incurred by us in a public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in such public offering.

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

As of December 31, 2016, total offering costs for our follow-on offering, which terminated on February 20, 2015, were $14,122,588. We directly incurred $11,397,725 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. The total offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. As of December 31, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursed to our advisor. As of December 31, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

●	We will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $4,031,112, which included $2,799,289 in operating expenses incurred directly by us and $1,231,823 incurred by our advisor on our behalf. Of the $4,031,112 in total operating expenses incurred during the four fiscal quarters ended December 31, 2016, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,231,000 in operating expenses during the four fiscal quarters ended December 31, 2016. Additionally, our advisor has incurred $5,293,044 in operating expenses on our behalf prior to the four fiscal quarters ended December 31, 2016. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation. Notwithstanding the foregoing, our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, or the “waiver period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the waiver period will be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of December 31, 2016. For the year ended December 31, 2016, our total operating expenses as a percentage of average invested assets were 1.7%.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. As of December 31, 2016, we had not reimbursed our advisor for any acquisition expenses.

Our advisory agreement has a one-year term (unless terminated earlier pursuant to the termination agreement), subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. On March 22, 2017, we entered into an amendment to the advisory agreement with our advisor which extended the term of the advisory agreement until the earlier of (i) the termination of the advisory agreement pursuant to the termination agreement or (ii) April 15, 2018 (one year from the date of the expiration of the current one-year term).

We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees; provided, however, that pursuant to the termination agreement, upon consummation of the mergers, the advisory agreement will be terminated and we will pay our advisor the Moody I advisor payment of $5,580,685.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our initial public offering and follow-on offering was Moody Securities, LLC, a wholly owned subsidiary of our sponsor. Moody Securities is a licensed broker-dealer registered with FINRA. As our dealer manager, Moody Securities was entitled to certain dealer manager fees, selling commissions and reimbursements. Our dealer manager agreement with Moody Securities provided for the following compensation:

●	We paid Moody Securities selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in our follow-on offering, all of which may be reallowed to participating broker-dealers. No selling commissions are paid for sales pursuant to our DRIP. As of December 31, 2016, we had paid Moody Securities an aggregate of $9,393,123 in selling commissions. During the year ended 2016, we paid Moody Securities $0 in selling commissions. During the year ended 2015, we paid Moody Securities $2,077,939 in selling commissions.

●	We paid Moody Securities a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in our follow-on offering, a portion of which was reallowed to participating broker-dealers. No dealer manager fees are paid for sales pursuant to our DRIP. As of December 31, 2016, we had paid Moody Securities an aggregate of $2,646,269 in dealer manager fees. During the year ended 2016, we paid Moody Securities $0 in dealer manager fees. During the year ended 2015, we paid Moody Securities $586,660 in dealer manager fees.

●	We reimbursed Moody Securities and participating broker-dealers for bona fide due diligence expenses of up to 0.5% of the gross offering proceeds from the sale of our shares in our public offering, including shares sold pursuant to our DRIP. These due diligence expenses did not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker dealers to participate in our public offering, and we had the right to require detailed and itemized invoices for any such expenses. We also reimbursed Moody Securities for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. As of December 31, 2016, Moody Securities had incurred no such expenses.

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

Director Independence

We have a four-member board of directors. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the standards of the New York Stock Exchange, or “NYSE.” The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

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

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than the mergers and related transactions and those covered by the terms of the agreements described above.

ITEM 14.           Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Pannell Kerr Forster of Texas, P.C., or PKF, served as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2011. PKF resigned as our auditor on February 8, 2012 and our audit committee appointed Frazier & Deeter, LLC, or Frazier & Deeter, as our new independent registered public accounting firm. Frazier & Deeter has served as our independent registered public accounting firm since 2012.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Frazier & Deeter

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2016 and 2015 are set forth in the table below.

	2016	2015
Audit fees	$253,973	$304,565
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$253,973	$304,565

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly consolidated financial statements, registration statements and other procedures performed in order for Frazier & Deeter to be able to form an opinion on our consolidated financial statements and audits of financial statements of certain hotel property acquisitions.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements and Schedule at page F-1 of this report.

The following financial statement schedule is included herein at pages F-27 through F-28 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

(b)	Exhibits

The Exhibit Index attached hereto is incorporated herein by reference.

ITEM 16.          Form 10-K Summary

The Company has elected not to provide summary information.

65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: March 23, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Brett C. Moody as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 23, 2017
Brett C. Moody

/s/ Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 23, 2017
Robert W. Engel

/s/ William H. Armstrong	Director	March 23, 2017
William H. Armstrong, III

/s/ Charles L. Horn	Director	March 23, 2017
Charles L. Horn

/s/ John P. Thompson	Director	March 23, 2017
John P. Thompson

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 16, 2016, by and among Moody National REIT I, Inc., Moody National REIT II, Inc., Moody National Operating Partnership I, LP; Moody National Operating Partnership II, LP, Moody National Advisor I, LLC, Moody National Advisor II, LLC and Moody Merger Sub, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2016 and incorporated herein by reference)**

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014)

3.2	Bylaws of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on May 2, 2008)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on February 23, 2009)

4.1	Form of Account Update Form (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

4.2	Moody National REIT I, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

4.3	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No. 333-207805), filed on April 28, 2016 and incorporated herein by reference)

10.1	Amended and Restated Advisory Agreement among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated April 6, 2011, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

10.3	Amendment No. 2 to the Amended and Restated Advisory Agreement, dated April 12, 2012, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2012 and incorporated herein by reference)

10.4	Amendment No. 3 to the Amended and Restated Advisory Agreement, dated April 9, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.4 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-179521), filed on April 24, 2013 and incorporated herein by reference)

10.5	Amendment No. 6 to the Amended and Restated Advisory Agreement, dated March 24, 2016, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2016 and incorporated herein by reference)

10.6*	Amendment No. 7 to the Amended and Restated Advisory Agreement, dated March 22, 2017, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P.

10.7	Limited Partnership Agreement of Moody National Operating Partnership I, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on March 27, 2009)

10.8	Moody National REIT I, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-150612) filed on March 27, 2009)

10.9	Moody National REIT I, Inc. Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.10	Loan Agreement, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.11	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 30, 2013, between Moody National Austin-Govr Holding, LLC, Gary S. Farmer and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.12	Promissory Note, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.13	Guaranty of Recourse Obligations, dated December 30, 2013, by Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.14	Environmental Indemnity Agreement, dated December 30, 2013, by Moody National Austin-Govr Holding, LLC and Brett C. Moody in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.15	Franchise Agreement, dated December 30, 2013, between Hampton Inns Franchise LLC and Moody National Austin-Govr MT, LLC (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.16	Fee and Expense Waiver Agreement, dated December 30, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed on March 19, 2014)

10.17	Agreement of Purchase and Sale, dated February 3, 2014, by and between Moody National REIT I, Inc., Moody National TPS Newark MT, LLC and MN Newark, LLC (incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on March 28, 2014)

10.18	Fee and Expense Waiver Agreement, dated March 26, 2013, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.19	Agreement of Purchase and Sale by and among Moody National REIT I, Inc., Moody National RI Grapevine S, LLC, Moody National RI Grapevine MT, LLC and Moody National Management, LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.20	Loan Agreement, dated March 31, 2014, between Moody National 2020-Grapevine Holding, LLC and Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21	Promissory Note, dated March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.22	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC to David Parnell for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.23	Guaranty of Recourse Obligations, dated as of March 31, 2014, by Brett C. Moody for the benefit of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.24	Environmental Indemnity Agreement, dated as of March 31, 2014, by Moody National 2020-Grapevine Holding, LLC in favor of Ladder Capital Finance, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.25	Amended and Restated Master Lease Agreement, dated March 31, 2014, bewteen Moody National 2020-Grapevine Holding, LLC and Moody National RI Grapevine MT, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.26	Amended and Restated Hotel Management Agreement, dated as of March 31, 2014, by and between Moody National RI Grapevine MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.27	Loan Agreement, dated June 15, 2012, by and between MN Newark, LLC and Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.28	Promissory Note, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.29	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filings, dated June 15, 2012, by MN Newark, LLC in favor of Ladder Capital Financing, LLC (incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.30	Relicensing Franchise Agreement, dated January 29, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.31	Amendment to Relicensing Franchise Agreement, dated June 24, 2014, by and between MIF L.L.C. and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.32	Guaranty, dated January 29, 2014, by Brett C. Moody in favor of MIF L.L.C. (incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.33	Hotel Management Agreement, dated January 29, 2014, by and between Moody National TPS Newark MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.34	Amended and Restated Master Lease Agreement, effective June 24, 2014, by and between Moody National Cedar-Newark Holding, LLC and Moody National TPS Newark MT, LLC (incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed on July 29, 2014)

10.35	Agreement for Sale and Purchase of Hotel, dated September 8, 2014, by and among Moody National REIT I, Inc. and WS Arboretum JV, LLC (incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.36	Limited Liability Company Operating Agreement of MN Lyndhurst Venture, LLC (incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.37	Hotel Management Agreement, dated December 31, 2014, by and among Moody National CY Lyndhurst MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.38	Amended and Restated Master Lease Agreement, effective December 31, 2014, by and among Moody National 1 Polito Lyndhurst Holding, LLC and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.39	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 31, 2014, by and between German American Capital Corporation, a Maryland corporation, and Moody National 1 Polito Lyndhurst Holding, LLC (incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.40	Guaranty, dated December 31, 2014, by Moody National REIT I, Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.41	Assumption of Environmental Indemnity, dated December 31, 2014, by and between Moody National 1 Polito Lyndhurst Holding, LLC, Moody National REIT I, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.104 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.42	Assumption and Loan Modification Agreement, dated December 31, 2014, by and among German American Capital Corporation, Moody National 1 Polito Lyndhurst Holding, LLC, and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.105 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.43	Amendment to Courtyard by Marriott Relicensing Franchise Agreement, dated December 31, 2014, by and between Marriott International, Inc. and Moody National CY Lyndhurst MT, LLC (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on October 29, 2014)

10.44	Amended and Restated Master Lease Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.45	Franchise Agreement, dated November 19, 2014, by and between Moody National Research-Austin MT, LLC and Moody National Research Austin Holding, LLC (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.46	Hotel Management Agreement, dated November 19, 2014, by and between Moody National Hospitality Management, LLC and Moody National Research-Austin MT, LLC (incorporated by reference to Exhibit 10.109 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.47	Loan Agreement, dated November 19, 2014, by and between Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.48	Promissory Note, dated November 19, 2014, by Moody National Research Austin Holding, LLC in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.111 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.49	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 19, 2014, by Moody National Research Austin Holding, LLC for the benefit of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.50	Guaranty of Recourse Obligations, dated as of November 19, 2014, by Moody National REIT I, Inc. in favor of Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.51	Environmental Indemnity Agreement, dated as of November 19, 2014, by and between Moody National REIT I, Inc., Moody National Research Austin Holding, LLC and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.52	Purchase and Sale Agreement, effective as of January 16, 2015, by and among Moody National Hospitality Philly Great Valley II, LLC, Moody National REIT I, Inc. and the seller parties thereto (incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on January 29, 2015)

10.53	Agreement of Purchase and Sale, effective as of April 24, 2015, by and among Moody National REIT I, Inc., Moody National Nashville MT, LLC and the other parties named therein (incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No.8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.54	Purchase and Sale Agreement, dated May 5, 2015, by an between Moody National REIT I, Inc. and Revere Hospitality, LLC (incorporated by reference to Exhibit 10.117 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on April 30, 2015)

10.55	Purchase and Sale Agreement, dated May 27, 2015, by and between Moody National REIT I, Inc. and Austin HWS, LP (incorporated by reference to Exhibit 10.118 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.56	Agreement of Purchase and Sale, dated July 20, 2015, by and between Moody National Cedar Newark Holding, LLC, Moody National TPS Newark MT, LLC and Holiday Garden SF Corp. (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-179521) filed on July 30, 2015)

10.57	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National Realty Company, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.58	Assignment Agreement, dated September 22, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.59	Limited Liability Company Operating Agreement of MN Fort Worth Venture, LLC

10.60	Hotel Management Agreement, dated December 18, 2015, by and among Moody National International-Fort Worth MT, LLC and Moody National Hospitality Management, LLC

10.61	Hotel Lease Agreement, effective December 18, 2015, by and among Moody National International-Fort Worth Holding, LLC and Moody National International-Fort Worth MT, LLC

10.62	Guaranty, dated December 18, 2015, by Moody National REIT I, Inc. for the benefit of U.S. Bank National Association

10.63	Environmental Liabilities Agreement, dated December 18, 2015, by and between Moody National International-Fort Worth Holding, LLC, Moody National REIT I, Inc. and U.S. Bank National Association

10.64	Assumption Agreement, dated December 18, 2015, by and among U.S. Bank National Association, Moody National International-Fort Worth Holding, LLC, and Moody National REIT I, Inc.

10.65	Relicensing Franchise Agreement, dated December 18, 2015, by and between Marriott International, Inc. and Moody National International-Fort Worth MT, LLC

10.66	Termination Agreement, dated as of November 16, 2016, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, LP, Moody National Advisor I, LLC, Moody National REIT II, Inc. and Moody National Realty Company, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2016 and incorporated herein by reference)

21.1*	Subsidiaries of the Company

23.1*	Consent of Frazier & Deeter, LLC

24.1*	Power of attorney, included on signature page

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Moody National REIT I, Inc.

We have audited the accompanying consolidated balance sheets of Moody National REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moody National REIT I, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for classifying debt issuance costs during 2016.

/s/Frazier & Deeter, LLC

Atlanta, Georgia

March 23, 2017

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Investment in hotel properties, net	$238,165,886	$232,948,200
Cash and cash equivalents	2,419,383	14,071,228
Restricted cash	5,684,811	12,038,451
Accounts receivable, net of allowance of $30,000 and $32,000 as of December 31, 2016 and 2015, respectively	949,616	731,618
Mortgage note receivable	—	11,839,171
Notes receivable from related parties	13,500,000	9,000,000
Prepaid expenses and other assets	3,163,089	1,962,532
Earnest money and deposits	—	2,125,000
Deferred costs, net of accumulated amortization of $145,119 and $79,651 as of December 31, 2016 and 2015, respectively	914,881	905,349
Due from related parties	2,452,300	1,479,300

Total Assets	$267,249,966	$287,100,849

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,192,164 and $2,767,439 as of December 31, 2016 and 2015, respectively	$169,445,086	$175,468,985
Accounts payable and accrued expenses	5,131,497	6,268,155
Due to related parties	1,145,500	96,088
Dividends payable	901,702	888,434
Operating partnership distributions payable	49,256	49,391

Total Liabilities	176,673,041	182,771,053

Special Partnership Units — 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,307,394 and 13,091,766 shares issued and outstanding at December 31, 2016 and 2015, respectively	133,074	130,918
Additional paid-in capital	116,651,244	114,526,834
Accumulated deficit	(32,590,777)	(17,843,394)
Total stockholders’ equity	84,193,541	96,814,358
Noncontrolling interests in Operating Partnership	6,382,384	7,193,407
Noncontrolling interests in consolidated joint ventures	—	321,031
Total Equity	90,575,925	104,328,796

Total Liabilities and Equity	$267,249,966	$287,100,849

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
Revenue
Room revenue	$56,858,625	$48,250,399
Other hotel revenue	3,242,025	2,813,601
Total hotel revenue	60,100,650	51,064,000
Interest income from notes receivable	1,829,383	1,103,132
Total revenue	61,930,033	52,167,132

Expenses
Hotel operating expenses	37,025,559	30,895,349
Property taxes, insurance and other	3,999,649	3,251,501
Depreciation and amortization	11,576,178	9,481,115
Acquisition expenses	1,321,263	3,946,882
Corporate general and administrative	4,030,289	3,196,995
Total expenses	57,952,938	50,771,842
Operating income	3,977,095	1,395,290

Other income (expense)
Gain on sale of hotel property	—	10,145,221
Gain on acquisition of hotel property	—	2,698,113
Interest expense and amortization of debt issuance costs	(9,418,968)	(7,795,764)
Total other income (expense)	(9,418,968)	5,047,570

Income (loss) before income tax benefit	(5,441,873)	6,442,860
Income tax benefit	1,054,423	492,000

Net Income (Loss)	(4,387,450)	6,934,860
Income attributable to noncontrolling interests from consolidated joint ventures	(31,333)	(77,938)
Loss attributable to noncontrolling interest in variable interest entity	15,745	—
(Income) loss attributable to noncontrolling interest in Operating Partnership	229,487	(241,693)
Net income (loss) attributable to common stockholders	$(4,173,551)	$6,615,229

Per-share information – basic and diluted:
Net income (loss) attributable to common stockholders	$(0.32)	$0.52
Dividends declared	$0.80	$0.80
Weighted average shares outstanding	13,219,957	12,667,556

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Noncontrolling Interest in Variable Interest Entity	Noncontrolling Interests in Consolidated Joint Ventures	Total Equity

Balance at December 31, 2014	—	$—	10,023,463	$100,235	$87,457,901	$(14,324,615)	100	$610	$—	$291,577	$73,525,708
Issuance of common stock, net of offering costs	—	—	2,735,046	27,350	23,894,084	—	—	—	—	—	23,921,434
Issuance of operating partnership units	—	—	—	—	—	—	726,820	7,268,197	__	__	7,268,197
Special contribution	—	—	—	—	—	350,000	—	—	—	—	350,000
Redemption of common stock		—	(51,610)	(516)	(506,715)	—	—	—	—	—	(507,231)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	382,367	3,824	3,628,666	—	—	—	—	—	3,632,490
Stock/unit-based compensation	—	—	2,500	25	52,898	—	—	—	—	—	52,923
Net income	—	—	—	—	—	6,615,229	—	241,693	—	77,938	6,934,860
Dividends and distributions declared	—	—	—	—	—	(10,484,008)	—	(317,093)	—	(48,484)	(10,849,585)
Balance at December 31, 2015	—	—	13,091,766	130,918	114,526,834	(17,843,394)	726,920	7,193,407	—	321,031	104,328,796

Redemption of common stock		—	(107,061)	(1,071)	(1,084,280)	—	—	—	—	—	(1,085,351)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	322,689	3,227	3,194,613	—	—	—	—	—	3,197,840
Contribution of equity in variable interest entity	—	—	—	—	—	—	—	—	15,745	—	15,745
Stock/unit-based compensation	—	—	—	—	14,077	—	—	—	—	—	14,077
Net income (loss)	—	—	—	—	—	(4,173,551)	—	(229,487)	(15,745)	31,333	(4,387,450)
Dividends and distributions declared	—	—	—	—	—	(10,573,832)	—	(581,536)	—	(352,364)	(11,507,732)
Balance at December 31, 2016	—	$—	13,307,394	$133,074	$116,651,244	$(32,590,777)	726,920	$6,382,384	$—	$—	$90,575,925

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(4,387,450)	$6,934,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of hotel property	—	(10,145,221)
Gain on acquisition of hotel property	—	(2,698,113)
Depreciation and amortization	11,576,178	9,481,115
Amortization of debt issuance costs	701,626	522,682
Stock-based compensation	14,077	52,923
Deferred income tax	(1,260,000)	(758,000)
Changes in operating assets and liabilities:
Restricted cash	321,314	(1,263,715)
Accounts receivable	(217,998)	16,040
Prepaid expenses and other assets	59,443	(472,683)
Accounts payable and accrued expenses	(1,136,658)	3,064,427
Due to related parties	205,565	(527,628)
Net cash provided by operating activities	5,876,097	4,206,687

Cash flows from investing activities
Proceeds from sale of hotel property	—	22,111,900
(Increase) decrease in restricted cash	6,032,326	(5,386,543)
Repayments of mortgage note receivable	11,839,171	220,761
Origination of notes receivable from related parties	(4,500,000)	(9,000,000)
(Increase) decrease in earnest money and deposits	2,125,000	(452,500)
Payment of deferred franchise costs	(75,000)	(525,000)
Due from related parties	—	(1,479,300)
Improvements and additions to hotel properties	(8,728,396)	(8,386,102)
Acquisitions of hotel properties	(8,000,000)	(84,416,539)
Net cash used in investing activities	(1,306,899)	(87,313,323)

Cash flows from financing activities
Proceeds from issuance of common stock	—	27,341,593
Redemptions of common stock	(1,085,351)	(507,231)
Offering costs paid	(129,153)	(3,476,841)
Special contribution	—	350,000
Dividends paid	(7,362,724)	(6,605,520)
Operating partnership distributions paid	(581,671)	(267,709)
Contribution of equity in variable interest entity	15,745	—
Proceeds from notes payable	4,800,000	71,500,000
Repayments of notes payable	(11,399,174)	(13,135,923)
Payment of debt issuance costs	(126,351)	(1,816,093)
Distributions to noncontrolling interests in joint ventures	(352,364)	(48,484)
Net cash (used in) provided by financing activities	(16,221,043)	73,333,792

Net change in cash and cash equivalents	(11,651,845)	(9,772,844)
Cash and cash equivalents at beginning of period	14,071,228	23,844,072
Cash and cash equivalents at end of period	$2,419,383	$14,071,228

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,728,332	$7,127,305
Income taxes paid	$277,239	$188,780
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Decrease in accrued offering costs due to related party	$(129,153)	$(56,682)
Contributions from noncontrolling interest in operating partnership	$—	$7,268,197
Assumption of notes payable in connection with acquisition of hotel properties	$—	$7,167,151
Issuance of common stock from dividend reinvestment plan	$3,197,840	$3,632,490
Dividends payable	$901,702	$888,434
Operating partnership distributions payable	$49,256	$49,391

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

1. Organization

Overview

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

As of December 31, 2016, the Company owned (1) ten hotel properties located in Texas, Tennessee, South Carolina and Pennsylvania, comprising a total of 1,273 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest in a 95-suite hotel property in Fort Worth, Texas, (3) a loan in the aggregate principal amount of $9,000,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas and (4) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas. For more information on the Company’s portfolio, see Notes 3 (“Investment in Hotel Properties”) and 4 (“Notes Receivable”).

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

On October 12, 2012, the Company commenced its follow-on public offering (the “Follow-On Offering”) of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public in the primary offering and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the primary portion of the Follow-On Offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the Follow-On Offering, the Company had accepted investors’ subscriptions for, and issued, 11,719,636 shares of its common stock in the Follow-On Offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,091,790. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP Offering”). The DRIP was suspended in October 2016. As of December 31, 2016, the Company had accepted subscriptions for, and issued, 12,845,889 shares of common stock in the Company’s Initial Public Offering and Follow-On Offering, including 540,039 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,058,503. As of December 31, 2016, the Company had sold 388,033 shares pursuant to the DRIP in the DRIP Offering, and 2,111,967 shares of common stock remained available for sale pursuant to the DRIP Offering.

Subject to the mergers described below, the Company intends to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of the Company’s securities that the Company may conduct in the future to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The OP’s partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The special units of the OP (the “Special Units”) held by an affiliate of Advisor will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement), all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9 (“Subordinated Participation Interest”), upon the occurrence of any of the other events which trigger redemption of the Special Units, the Special Units will be redeemed, at Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of asset sales, or a combination thereof. Notwithstanding the foregoing, if the Mergers (as described below) are completed, all of the Special Units will be cancelled and retired and cease to exist, and the only payment made in respect of the Special Units will be a promote payment not to exceed $613,751.

Pending Merger with Moody National REIT II, Inc.

On September 27, 2016, the Company jointly announced with Moody National REIT II, Inc. (“Moody II”) that the Company had entered into a non-binding Letter of Intent that set forth the terms and conditions upon which Moody II would acquire the Company and the Company’s subsidiaries.

On November 16, 2016, the Company, the OP, the Advisor, Moody II, Moody National Operating Partnership II, LP, the operating partnership of Moody II (“Moody II OP”), Moody National Advisor II, LLC, Moody II’s advisor (“Moody II Advisor”), and Moody Merger Sub, LLC, a wholly owned subsidiary of Moody II (the “Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the “Surviving Entity” and a wholly-owned subsidiary of Moody II. The foregoing transaction is referred to herein as the “Merger.” In addition, pursuant to the Merger Agreement, Moody II OP will merge with and into the OP, with the OP being referred to as the “Surviving Partnership,” and which transaction is referred to herein as the “Partnership Merger.” Unless context suggests otherwise, the Merger and the Partnership Merger shall be referred to herein together as the “Mergers.” The Merger Agreement was the product of a negotiation between a special committee of the Company’s board of directors and a special committee of the board of directors of Moody II (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the Merger Agreement was unanimously approved by the Company’s board of directors upon the recommendation of the special committee of the Company’s board of directors.

Subject to the terms and conditions of the Merger Agreement, Moody II agreed to pay gross consideration of $11.00 per share of the Company’s common stock, which amount will be reduced by all fees and expenses that the Company incurs as a result of or in connection with the Mergers and other transactions contemplated by the Merger Agreement (including certain disposition fees and profit sharing amounts to Sponsor and parties related thereto, financial advisory and legal fees payable by the Company, and other transaction and closing costs incurred by the Company) (all such fees and expenses, the “Moody I Transaction Fees and Expenses”) to arrive at the net merger consideration payable to the holders of the Company’s common stock, which is referred to herein as the “Net Per Share Price;” provided, that in no event will the Net Per Share Price be less than $10.25. Pursuant to the terms of the Merger Agreement, the parties thereto have determined the final amount of the Moody I Transaction Fees and Expenses and have calculated the Net Per Share Price. Based on such determination, Net Per Share Price was determined to be $10.25.

At the effective time of the Merger, each outstanding share of the Company’s common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of the Company’s common stock, but subject to the limitations discussed below, either:

(i)	an amount in cash equal to the Net Per Share Price (the “Cash Consideration”); or

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

(ii)	a number of shares of common stock of Moody II (the “Stock Consideration”) equal to the Net Per Share Price divided by $25.00; with such quotient, as adjusted pursuant to the Merger Agreement, being referred to herein as the “Exchange Ratio.”

The “Stock Consideration” and the “Cash Consideration” are referred to together as the “Merger Consideration.”

Notwithstanding the above, the maximum number of shares of the Company’s common stock that may be converted into the right to receive the Cash Consideration may not exceed 50% of the aggregate number of shares of the Company’s common stock entitled to receive Merger Consideration in connection with the Merger. If the elections of the Company’s stockholders would cause more than 50% of the aggregate number of shares of the Company’s common stock to be converted into the right to receive the Cash Consideration, then the shares of the Company’s common stock that would be converted into the right to receive the Cash Consideration will be reduced proportionally so that the number of shares of the Company’s common stock that will be converted into the right to receive the Cash Consideration will not exceed 50%, and the remaining shares of the Company’s common stock will be converted into the right to receive the Stock Consideration.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Partnership Merger, each outstanding unit of limited partnership interest in the OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the Surviving Partnership equal to the exchange ratio. Each unit of limited partnership interest in the OP designated as a special partnership unit pursuant to the OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the Termination Agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the Partnership Merger. Each outstanding unit of limited partnership interest in Moody II OP will be converted into one unit of equity ownership in the Surviving Partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of Moody II OP will be converted into one special unit in the Surviving Partnership.

The Merger Agreement contains customary covenants, including covenants prohibiting the Company and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016 (the “Go Shop Period End Time”), the Company had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the Go Shop Period End Time, the Company had the right to continue to participate in such discussions with certain other parties (a “Go Shop Bidder”) and could have, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminated the Merger Agreement and entered into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder.

In the go shop process described in the preceding paragraph, 99 prospective buyers, including 77 prospective financial buyers and 22 prospective strategic buyers, were contacted regarding each such party’s potential interest in exploring a transaction with the Company. During the go shop period (i.e., between November 16, 2016 and December 31, 2016), seven parties (two of which were financial buyers and five of which were strategic buyers) negotiated and entered into confidentiality agreements with the Company and were provided with non-public information about the Company. None of the parties contacted during the go shop process, including the seven parties that entered into confidentiality agreements with the Company, submitted a proposal that was deemed an “Acquisition Proposal” under the Merger Agreement to the Company prior to the Go Shop Period End Time.

Additionally, in connection with the Merger, the Company will also seek the approval of its stockholders of an amendment to the Company’s charter to delete certain provisions regarding roll-up transactions (the “Charter Amendment”). Pursuant to the Merger Agreement, approval by the Company’s stockholders of the Charter Amendment is a condition to completing the Mergers.

Concurrently with the entry into the Merger Agreement, the Company, the OP, the Advisor, Moody National Realty Company, LP (“Moody National”), and Moody OP Holdings I, LLC (“OP Holdings”) entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the effective time of the Mergers, the Amended and Restated Advisory Agreement, dated August 14, 2009, among the Company, the OP, the Advisor and Moody National will be terminated and the Company will pay the Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). In addition, the Termination Agreement provides that at the effective time of the Partnership Merger and in accordance with the terms of the limited partnership agreement of the OP, the OP will pay to OP Holdings an amount not to exceed $613,751 (the “Promote Payment”). In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect and no Moody I Advisor Payment or Promote Payment will be owed and payable.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Also concurrently with the entry into the Merger Agreement, Moody II, Moody II OP and Moody II Advisor entered into an amended and restated advisory agreement, pursuant to which Moody II will be obligated to pay Moody II Advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the Merger. However, during the first year following the consummation of the Mergers, if Moody II sells a property that was previously owned by the Company, then any disposition fee to which Moody II Advisor would otherwise be entitled under the amended and restated advisory agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property.

The Merger Agreement may be terminated under certain circumstances by both Moody II and the Company. If such termination occurs under certain circumstances, then the Company would be obligated to pay Moody II a termination fee of $2,000,000 (of $1,000,000 if the Merger Agreement had been terminated pursuant to the go shop provisions therein), plus an expense reimbursement fee of up to $500,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the Merger Agreement is terminated under certain circumstances.

The obligation of each party to consummate the Mergers is subject to a number of conditions, including the approval of the Company’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, the effectiveness of the registration statement on Form S-4 (File No. 333-215362) filed by Moody II to register the shares of Moody II’s common stock to be issued as stock consideration in the Merger, and the absence of a material adverse effect with respect to either the Company or Moody II. There is no guarantee that the Mergers will close. The Company’s management has, and will continue to, expend time and resources to consummate the Mergers, which time and resources may otherwise have been allocated to the Company’s other operational needs.

In connection with the Mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities. Pursuant to the Stockholder Servicing Coordination Agreement, Moody II will pay to Moody Securities certain stockholder servicing fees (the “Stockholder Servicing Fees”), of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All Stockholder Servicing Fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to the Company’s stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees will depend on the number of shares of Moody II’s common stock issued as stock consideration, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No Stockholder Servicing Fees will be paid with respect to any cash paid by Moody II as cash consideration in the Merger.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance and the extent to which the Company has control or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by determining, among other things, if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of December 31, 2016 or 2015.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates.

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

The Company terminated its Follow-On Offering on February 20, 2015. Total offering costs for the Follow-On Offering were $14,122,588, comprised of $11,397,725 of offering costs for that offering incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor. As of December 31, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs that were reimbursed to Advisor. As of December 31, 2016, the Company had $0 payable to Advisor for reimbursable offering costs related to the Follow-On Offering and DRIP Offering. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in that offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2016.

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For fair value of the Company’s fixed-rate notes payable, see Note 5 (“Debt”).

Concentration of Risk

As of December 31, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its notes receivable from related parties. The failure of the borrowers on the notes receivable from related parties to make payments of interest and principal when due, or any other event of default under the notes receivable from related parties, would have an adverse impact on the Company’s results of operations.

The Company is exposed to geographic risk in that seven of its twelve hotel properties are located in one state, Texas.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Land fair values are derived from appraisals, and fair value of buildings are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The fair value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or a gain on acquisition of hotel property.

The Company determines the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes it could obtain at the date of acquisition. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties that it owns may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2016 and 2015.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Interest income is recognized when earned. Revenue is recorded net of any sales and other taxes collected from customers. Amounts received prior to guest arrival are recorded as an advance from the customer and are recognized at the time of occupancy.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the years ended December 31, 2016 or 2015.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $145,119 and $79,651 as of December 31, 2016 and 2015, respectively. Expected future amortization of deferred franchise costs as of December 31, 2016 is as follows:

Years Ending December 31,
2017	$68,368
2018	68,368
2019	68,368
2020	68,368
2021	68,368
Thereafter	573,041
Total	$914,881

Debt Issuance Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. All periods presented have been reclassified to conform with this presentation. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,260,945 and $630,688 as of December 31, 2016 and 2015, respectively. Expected future amortization of debt issuance costs as of December 31, 2016 is as follows:

Years Ending December 31,
2017	$506,665
2018	238,049
2019	238,049
2020	238,700
2021	238,049
Thereafter	732,652
Total	$2,192,164

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 0 and 1,875 shares as of December 31, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common stockholders and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect the adoption of ASU No. 2014-09 to have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial position or the Company’s consolidated results of operations is not currently reasonably estimable.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company expects to adopt ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for the Company’s fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. The Company expects to adopt ASU No. 2016-18 for the Company’s fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2017-01 will not have a material effect on the Company’s financial position or the Company’s results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,325,393

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,417,921

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	11,044,471

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,759,654

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	30,839,847

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	19,000,000

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	7,038,313

Houston Hotel (Hampton Inn)	April 21, 2016	Houston, Texas	100%	8,000,000	119	4,711,651

Totals				$240,373,887	1,595	$171,637,250

(1)	Excludes closing costs.

(2)	As of December 31, 2016.

(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Lyndhurst Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel (the “Lyndhurst TIC Owners”) contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting Class A membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Lyndhurst Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Lyndhurst Class A Interests.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC (the “Fort Worth Joint Venture”). The OP contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests of the Fort Worth Joint Venture (the “Fort Worth Class B Interests”). Pursuant to the operating agreement of the Fort Worth Joint Venture, the OP also agreed to pay up to $3.146 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel (the “Fort Worth TIC Owners”) contributed their tenant-in-common ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting Class A membership interests of the Fort Worth Joint Venture (the “Fort Worth Class A Interests”). The OP serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to the OP and 50% to the holders of the Fort Worth Class A Interests.

Investments in hotel properties consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Land	$27,923,000	$26,300,000
Buildings and improvements	208,287,853	199,088,102
Furniture, fixtures and equipment	27,731,547	21,825,902
Total cost	263,942,400	247,214,004
Accumulated depreciation	(25,776,514)	(14,265,804)
Investment in hotel properties, net	$238,165,886	$232,948,200

Houston Hotel

On April 21, 2016, Moody Katy EC-Houston Holding, LLC, a wholly owned subsidiary of the OP (“Moody Katy EC-Houston Holding”), acquired fee simple title to the Houston Hotel from the current tenant-in-common owners of the Houston Hotel, for an aggregate purchase price of $8,000,000, excluding acquisition costs. The Company financed the acquisition of the Houston Hotel with proceeds from its public offering and $4,800,000 of indebtedness secured by the Houston Hotel. The purchase price of the Houston Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,623,000, $6,247,000, and $130,000, respectively. Acquisition costs of $112,283 were expensed when incurred in connection with the acquisition of the Houston Hotel. The Company has recognized approximately $1,531,000 in revenues and a $430,000 net loss, which includes acquisition costs, for the Houston Hotel for the period from the date of acquisition to December 31, 2016. In connection with the acquisition of the Houston Hotel, the Company formed a taxable REIT subsidiary (the “Houston Hotel TRS”).

Great Valley Hotel

On March 27, 2015, Moody National Lancaster-Frazer Holding, LLC, a wholly owned subsidiary of the OP (“Moody Great Valley Holding”), acquired fee simple title to the Great Valley Hotel from the current tenant-in-common owners of the Great Valley Hotel, for an aggregate purchase price of $11,000,000, excluding acquisition costs. The Company financed the acquisition of the Great Valley Hotel with proceeds from its public offering and $8,200,000 of indebtedness secured by the Great Valley Hotel. The purchase price of the Great Valley Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $2,125,000, $8,125,000, and $750,000, respectively. Acquisition costs of $358,830 were expensed when incurred in connection with the acquisition of the Great Valley Hotel. The Company has recognized approximately $6,760,000 in revenues and a $520,000 net loss, which includes acquisition costs, for the Great Valley Hotel for the period from the acquisition date through December 31, 2016. In connection with the acquisition of the Great Valley Hotel, the Company formed a taxable REIT subsidiary.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Nashville Hotel

On June 16, 2015, Moody National Broadway-Nashville Holding, LLC, a wholly owned subsidiary of the OP (“Moody Nashville Holding”), acquired fee simple title to the Nashville Hotel from the current tenant-in-common owners of the Nashville Hotel, for an aggregate purchase price of $66,300,000, excluding acquisition costs. The Company financed the acquisition of the Nashville Hotel with a portion of the remaining proceeds from its public offering and $43,000,000 of indebtedness secured by the Nashville Hotel. The purchase price of the Nashville Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $7,100,000, $57,550,000, and $1,650,000, respectively. Acquisition costs of $1,417,679 were expensed when incurred in connection with the acquisition of the Nashville Hotel. The Company has recognized approximately $20,174,000 in revenues and a $425,000 net income, which includes acquisition costs, for the Nashville Hotel for the period from the acquisition date through December 31, 2016. In connection with the acquisition of the Nashville Hotel, the Company formed a taxable REIT subsidiary.

Homewood Suites Austin Hotel

On August 3, 2015, Moody National Governors-Austin Holding, LLC, a wholly owned subsidiary of the OP (“Moody Homewood Suites Austin Holding”), acquired fee simple title to the Homewood Suites Austin Hotel from a third-party seller, for an aggregate purchase price of $14,250,000, excluding acquisition costs. The Company financed the acquisition of the Homewood Suites Austin Hotel with a portion of the remaining proceeds from its public offering and $11,000,000 of indebtedness secured by the Homewood Suites Austin Hotel. The purchase price of the Homewood Suites Austin Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,022,000, $12,515,000, and $713,000, respectively. Acquisition costs of $283,853 were expensed when incurred in connection with the acquisition of the Homewood Suites Austin Hotel. The Company has recognized approximately $5,474,000 in revenues and a $538,000 net loss, which includes acquisition costs, for the Homewood Suites Austin Hotel for the period from the acquisition date through December 31, 2016. In connection with the acquisition of the Homewood Suites Austin Hotel, the Company formed a taxable REIT subsidiary.

Fort Worth Hotel

On December 18, 2015, the Company acquired an interest in a 95-unit TownPlace Suites hotel property located in Fort Worth, Texas (the “Fort Worth Hotel”) from the then current tenant-in-common owners (“TIC Owners”) of the Fort Worth Hotel for an aggregate purchase price of $7,301,887, exclusive of closing costs, including the assumption of the outstanding debt secured by the Fort Worth Hotel. In connection with the acquisition of the Fort Worth Hotel, Moody National International-Fort Worth Holding, LLC, a wholly owned subsidiary of the OP (“Moody TownPlace Suites Fort Worth Holding”) assumed a loan secured by the Fort Worth Hotel with an original principal amount of $7,840,000. The Company recorded the Fort Worth Hotel at its fair value as of the date of acquisition of $10,000,000. The Company recognized a gain on acquisition of hotel property of $2,698,113.

Effective December 18, 2015, fifteen of the TIC Owners (the “Contributing Members”) contributed title to their respective ownership interests, as tenants-in-common in the Fort Worth Hotel, to MN Fort Worth Venture, LLC, a subsidiary of the Company’s OP (the “Fort Worth Joint Venture”), in exchange for 100% of the Class A membership interests (“Class A Interests”) of the Fort Worth Joint Venture. The tenant-in common ownership interests in the Fort Worth Hotel contributed to the Fort Worth Joint Venture by the Contributing Members are valued at $1,000 in the aggregate. In addition, the OP contributed $100 in cash to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests (the “Class B Interests”) of the Fort Worth Joint Venture. Pursuant to the limited liability company operating agreement of the Fort Worth Joint Venture (the “Fort Worth JV Agreement”), the OP has also paid approximately $3,146,000 in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, including (i) a loan assumption fee of approximately $36,000, (ii) a franchise property improvement plan escrow of approximately $2,689,000, and (iii) approximately $421,000 in other closing costs, including a disposition fee of $250,850 to Moody National Realty Company, L.P., an affiliate of the Company, all of which amounts will be deemed additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Class B Interests.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Two of the TIC Owners elected not to contribute their respective tenant-in-common ownership interests in the Fort Worth Hotel to the Fort Worth Joint Venture and instead elected to have their tenant-in-common ownership interests redeemed by Moody National Realty Company, L.P. for $1.00 and the assumption of the Property Loan by the Moody TownPlace Suites Fort Worth Holding.

The purchase price of the Fort Worth Hotel, excluding acquisition expenses, was allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $1,800,000, $7,107,000, and $1,093,000, respectively. Acquisition costs of $528,544 were expensed when incurred in connection with the acquisition of the Fort Worth Hotel. The Company has recognized approximately $2,000,000 in revenues and a $1,482,000 net loss, which includes acquisition costs and excludes gain on acquisition of hotel property, for the Fort Worth Hotel for the period from the acquisition date through December 31, 2016. In connection with the acquisition of the Fort Worth Hotel, the Company formed a taxable REIT subsidiary.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2016 and 2015 is presented as if the Company had acquired the Great Valley Hotel, Nashville Hotel, Homewood Suites Austin Hotel, the Fort Worth Hotel and the Houston Hotel on January 1, 2015 and excludes the effect of the Company’s investment in a hotel property located in Newark, California that was sold during the year ended December 31, 2015. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Great Valley Hotel, Nashville Hotel, Homewood Suites Austin Hotel, the Fort Worth Hotel and the Houston Hotel on January 1, 2015, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2016	2015
	(unaudited)
Revenue	$62,666,486	$61,855,987
Net loss	(4,221,563)	(6,319,290)
Net loss attributable to common stockholders	(4,023,409)	(6,638,921)
Net loss per common share - basic and diluted	$(0.30)	$(0.52)

4. Notes Receivable

As of December 31, 2016 and 2015, mortgage note receivable amounts were $0 and $11,839,171, respectively. As of December 31, 2016 and 2015, the amounts of notes receivable from related parties were $13,500,000 and $9,000,000, respectively.

Hyatt Place Note

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a 74.5% joint venture interest in a mortgage note secured by a hotel property in Grapevine, Texas (the “Hyatt Place Note”) pursuant to the transaction described below. The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (“Patriot Bank”), and was secured by a lien on the underlying hotel property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

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

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

On June 10, 2016, the Hyatt Place Note and all accrued interest thereon was paid in full.

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

Notes Receivable from Related Parties

On August 21, 2015, the Company originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas.

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note were due and payable in full on the earlier of (1) August 21, 2016 or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor was required to pay the Company an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to the Company.

On August 15, 2016, the maturity date of the Related Party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to the Company by DST Sponsor.

On April 29, 2016, the Company originated an unsecured loan in the aggregate principal amount of $4,500,000 (the “Related Party Mezzanine Note”) to Moody National Realty Company, L.P., a Texas limited partnership and an affiliate of Sponsor (“Moody National”). Proceeds from the Related Party Mezzanine Note were used by Moody National solely to acquire a multifamily real property located in Houston, Texas.

The entire unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Mezzanine Note are due and payable in full on the earlier of (1) April 30, 2018, or (2) upon 90 days’ written notice of acceleration of the maturity date by the Company to Moody National. Interest on the outstanding principal balance of the Related Party Mezzanine Note accrues at a fixed per annum rate equal to 10%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. Moody National will pay the Company an origination fee in the amount of $45,000 and an exit fee in the amount of $45,000 upon the maturity date of the Related Party Mezzanine Note, including any earlier prepayment date or accelerated maturity date. The Related Party Mezzanine Note may be prepaid in whole or part by Moody National without penalty at any time upon prior written notice to the Company.

Interest income from notes receivable from related parties was $1,558,000 and $479,300 for the years ended December 31, 2016 and 2015, respectively. Interest receivable on notes receivable from related parties was $1,452,300 and $479,300 as of December 31, 2016 and 2015, respectively.

The aggregate estimated fair values of the notes receivable from related parties as of December 31, 2016 and 2015 were $13,500,000 and $9,000,000, respectively.

5. Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

As of December 31, 2016 and 2015, the Company’s notes payable consisted of the following:

	Principal as of December 31, 2016	Principal as of December 31, 2015	Interest Rate at December 31, 2016	Maturity Date
Hyatt Place Note Acquisition Note	$—	$9,994,173	3.000%	N/A
Woodlands Hotel Loan	9,300,000	9,300,000	4.690%	April 11, 2025
Germantown Hotel Loan	7,325,393	7,465,018	4.300%	May 6, 2023
Charleston Hotel Loan	7,417,921	7,536,474	5.193%	August 1, 2023
Austin Hotel Loan	11,044,471	11,207,445	5.426%	January 6, 2024
Grapevine Hotel Loan	12,759,654	12,951,025	5.250%	April 6, 2024
Lyndhurst Hotel Loan	30,839,847	31,415,138	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	19,000,000	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	8,200,000	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	43,000,000	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	11,000,000	4.650%	August 11, 2025
Fort Worth Loan	7,038,313	7,167,151	6.136%	June 6, 2017
Houston Loan	4,711,651	—	5.750%	April 28, 2017
Total notes payable	171,637,250	178,236,424
Less unamortized debt issuance costs	(2,192,164)	(2,767,439)
Total notes payable, net of debt issuance costs	$169,445,086	$175,468,985

The notes payable are secured by the respective hotel properties and are payable in monthly installments of principal and interest.

Maturities of notes payable as of December 31, 2016 are as follows:

Year ending December 31,
2017	$44,043,280
2018	2,145,768
2019	2,248,650
2020	2,340,140
2021	2,468,800
Thereafter	118,390,612
Total	$171,637,250

Each of the Lyndhurst Hotel Loan, the Fort Worth Loan, and the Houston Loan mature in 2017. If the mergers are consummated, these loans may be extended or re-financed with financing obtained by Moody II. In the event the mergers are not consummated, the Company intends to extend the Houston Loan and refinance the Lyndhurst Hotel Loan and Fort Worth Hotel Loan with proceeds from new loans. The Company may not be able to extend or refinance the foregoing loans at all, or be able to extend or refinance such loans on favorable terms.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The estimated fair value of the Company’s notes payable as of December 31, 2016 and 2015 was $172,000,000 and $177,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6. Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of December 31, 2016, the Company had issued 13,233,922 shares of common stock in the Company’s public offerings, net of redemptions, including 928,072 shares issued pursuant to the DRIP. As of December 31, 2016, there were a total of 13,307,394 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock, as discussed in Note 8 (“Incentive Award Plan”).

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the years ended December 31, 2016 and 2015. (The DRIP was suspended in October 2016.)

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution(1)
First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Third Quarter 2016	1,703,955	954,614	2,658,569
Fourth Quarter 2016	2,332,101	310,855	2,642,956
Total	$7,362,724	$3,197,840	$10,560,564

First Quarter 2015	$1,348,289	$746,826	$2,095,115
Second Quarter 2015	1,623,871	964,050	2,587,921
Third Quarter 2015(2)	1,980,101	978,008	2,958,109
Fourth Quarter 2015	1,653,259	943,606	2,596,865
Total	$6,605,520	$3,632,490	$10,238,010

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP.
(2)	Includes special distribution of $350,000 in third quarter of 2015.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in Operating Partnership at December 31, 2016 was $6,382,384, which represented ownership interests in the Operating Partnership, and is reported in equity in the consolidated balance sheets. Income (loss) from the Operating Partnership attributable to these noncontrolling interests was $(229,487) and $241,693 for the years ended December 31, 2016 and 2015, respectively.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in Moody VIE at December 31, 2016 was $0, which represented ownership interests in Moody VIE. Income (loss) from Moody VIE attributable to these noncontrolling interests was $(15,745) and $0 for the years ended December 31, 2016 and 2015, respectively.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interest in consolidated joint ventures at December 31, 2016 was $0, which represented third-party ownership interests in the Lyndhurst Joint Venture, the Fort Worth Joint Venture, and the Note Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $31,333 and $77,938 for the years ended December 31, 2016 and 2015, respectively.

7. Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s Initial Public Offering and Follow-On Offering, received a selling commission of up to 6.5% of gross offering proceeds raised in those offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in those offerings, a portion of which could be re-allowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRIP. As of December 31, 2016, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the Initial Public Offering and Follow-On Offering, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the Initial Public Offering and Follow-On Offering, respectively, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2016, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 related to the Initial Public Offering and $2,849,000 related to the Follow-On Offering and the DRIP Offering.

As of December 31, 2016, total offering costs for the Follow-On Offering were $14,122,588. The Company directly incurred $11,397,725 of offering costs for the Follow-On Offering and $2,724,863 in offering costs reimbursable to Advisor for the Follow-On Offering. As of December 31, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs were reimbursed to Advisor for the DRIP Offering. As of December 31, 2016, the Company had $0 payable to Advisor for offering costs related to the Follow-On Offering and DRIP Offerings. As of December 31, 2016, offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Follow-On Offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the year ended December 31, 2016, the Company paid Advisor acquisition fees of $120,000 in connection with the acquisition of the Houston Hotel. For the year ended December 31, 2015, the Company paid Advisor acquisition fees of $1,476,750 in connection with the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel. Acquisition fees are recorded as acquisition expenses in the Company’s consolidated statements of operations. As of December 31, 2016, the Company had not paid any origination fees to Advisor.

Debt Financing Fee

Advisor receives a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2016, the Company paid $48,000 in debt financing fees to Advisor incurred in connection with the acquisition of the Houston Hotel. For the year ended December 31, 2015, the Company paid $787,000 in debt financing fees to Advisor for financing obtained in connection with the refinancing of the Woodlands Hotel and the acquisition of the Great Valley Hotel, the Nashville Hotel, the Homewood Suites Austin Hotel, and the Fort Worth Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the years ended December 31, 2016 and 2015, the Company incurred asset management fees of $2,626,589 and $2,071,879, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. For the year ended December 31, 2015, the Company paid a disposition fee to Advisor in the amount of $551,250, or 2.25% of the contract sales price, in connection with the sale of the Silicon Valley Hotel. The Company did not pay Advisor any disposition fees for the year ended December 31, 2016.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $4,031,112, which included $2,799,289 in operating expenses incurred directly by the Company and $1,231,823 incurred by Advisor on behalf of the Company. Of the $4,031,112 in total operating expenses incurred during the four fiscal quarters ended December 31, 2016, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $1,231,000 in operating expenses during the four fiscal quarters ended December 31, 2016. Additionally, Advisor has incurred $5,293,044 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended December 31, 2016. Subject to a future determination by the Company’s board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the waiver period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of December 31, 2016.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of its properties pursuant to the terms of hotel management agreements. For the years ended December 31, 2016 and 2015, the Company paid the Property Manager property management fees of $1,776,468 and $1,532,740, respectively, and accounting fees of $340,000 and $287,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Notes Receivable from Related Parties

On August 21, 2015, pursuant to the Related Party Note, the Company made a loan in the amount of $9,000,000 to DST Sponsor, an affiliate of the Company, the proceeds of which were used by DST Sponsor for the acquisition of a commercial property located in Katy, Texas. An origination fee of $90,000 and an extension fee in the amount of $45,000 were paid to the Company by DST Sponsor on August 15, 2016 and an exit fee of $90,000 is payable by DST Sponsor to the Company upon maturity of the Related Party Note. The Related Party Note bears interest at a rate of 12% per annum and was due August 21, 2016. The maturity date of the Related Party note was extended to August 21, 2017. On April 29, 2016, pursuant to the Related Party Mezzanine Note, the Company made a loan in the amount of $4,500,000 to Moody National, the proceeds of which were used by Moody National for the acquisition of a commercial property located in Houston, Texas. An origination fee of $45,000 and an exit fee of $45,000 is payable by Moody National to the Company upon maturity of the Related Party Mezzanine Note. The Related Party Mezzanine Note bears interest at a rate of 10% per annum and is due April 30, 2018. Interest income from notes receivable from related parties was $1,558,000 and $479,300 for the years ended December 31, 2016 and 2015, respectively, which has been partially paid.

Due from Related Parties

On September 22, 2015, the Company assigned and transferred its Purchase Agreement, as amended, between the Company and a third-party seller for the property commonly referred to as the Hampton Inn Boston Logan Airport to Moody National for the sum of $1,000,000. The $1,000,000 receivable from Moody National is recorded in due from related parties in the accompanying consolidated balance sheets.

Note Joint Venture

As discussed in Note 4 (“Notes Receivable”), during the year ended December 31, 2016, the OP owned a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owned a 14% membership interest in the Note Joint Venture and the Trust Members owned the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage received approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members received the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

On June 10, 2016, the Hyatt Place Note receivable and all accrued interest thereon was paid in full.

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
December 31, 2016 and 2015

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

Pending Merger with Moody II

On November 16, 2016, the Company entered into the Merger Agreement. Concurrently with the entry into the Merger Agreement, the Company, the OP, the Advisor, Moody II, Moody National and OP Holdings entered into the Termination Agreement. See Note 1 (“Organization—Pending Merger with Moody National REIT II, Inc.”).

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then current independent directors were entitled to receive 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors receives 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she receives 2,500 restricted shares. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of December 31, 2016, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

A total of 0 and 2,500 shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, a total of 51,250 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $14,077 and $52,923 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, all shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted as of August 12, 2015 had been vested and there was no remaining unrecognized compensation expense.

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2014	5,625	$10.00
Shares granted on August 12, 2015	2,500	10.00
Shares vested	(6,250)	10.00

Balance of non-vested shares as of December 31, 2015	1,875	10.00
Shares vested	(1,875)	10.00
Balance of non-vested shares as of December 31, 2016	0	$10.00

9. Subordinated Participation Interest

Pursuant to the limited partnership agreement of the OP, the holders of the Special Units will be entitled to distributions from the OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received in the aggregate cumulative distributions from operating income, sales proceeds or other sources equal to their capital contributions plus an 8.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement or (2) a listing of the Company’s common stock on a national securities exchange. Notwithstanding the foregoing, if the Mergers are completed, all of the Special Units will be cancelled and retired and cease to exist, and the only payment made in respect of the Special Units will be the Promote Payment, not to exceed $613,751.

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2016 and 2015, the Company escrows payments required for insurance, real estate taxes, capital improvements, property improvement plans, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of December 31, 2016 and 2015 are as follows:

	2016	2015
Property improvement plan	$667,997	$7,031,398
Real estate taxes	1,592,615	2,182,435
Insurance	392,910	379,907
Hotel furniture and fixtures	2,485,725	2,154,650
Seasonality	290,064	290,061
Expense deposit	255,500	—
Total restricted cash	$5,684,811	$12,038,451

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Franchise Agreements

As of December 31, 2016, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. For the years ended December 31, 2016 and 2015, the Company incurred franchise fee expense of approximately $4.9 million and $4.1 million, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

Merger-Related Contingencies

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, the approval of the Mergers by the Company’s stockholders. The Merger Agreement may be terminated under certain circumstances by both the Company and Moody II. If such termination occurs under certain circumstances, then the Company would be obligated to pay Moody II a termination fee of $2,000,000, plus an expense reimbursement fee of up to $500,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the Merger Agreement is terminated under certain circumstances.

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

No provision for income taxes has been made for the Company (other than each TRS) for the years ended December 31, 2016 and 2015 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRSs had deferred tax assets of $2,605,000 and $1,345,000 as of December 31, 2016 and 2015, respectively, resulting from net operating loss carry-forwards. As of December 31, 2016, the TRSs had net operating loss carry-forwards of approximately $6,495,000 expiring in 2033, 2034, 2035 and 2036.

As of December 31, 2016, the Company had operating loss carry-forwards of $355,800 expiring in 2033.

The income tax expense (benefit) for the years ended December 31, 2016 and 2015 consisted of the following:

	Years ended December 31,
	2016	2015
Current expense	$205,577	$266,000
Deferred benefit	(1,260,000)	(758,000)
Total income tax benefit	$(1,054,423)	$(492,000)

Federal	$(1,211,000)	$(531,500)
State	156,577	39,500
Total income tax benefit	$(1,054,423)	$(492,000)

Moody National REIT I, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income (loss) before income taxes is as follows:

	Years ended December 31,
	2016	2015
Expected federal tax expense (benefit) at statutory rate	$(1,959,000)	$2,319,000
Tax impact of REIT election	748,000	(2,850,500)
Expected tax benefit at TRS	(1,211,000)	(531,500)
State income tax expense, net of federal tax benefit	156,577	39,500
Income tax benefit	$(1,054,423)	$(492,000)

13. Subsequent Events

Distributions Declared

On December 31, 2016, the Company declared a distribution in the aggregate amount of $901,702, which was paid in cash on January 15, 2017. On January 31, 2017 the Company declared a distribution in the aggregate amount of $904,192 which was paid in cash on February 15, 2017. On February 28, 2016, the Company declared a distribution in the aggregate amount of $816,682 which was paid in cash on March 15, 2017.

Extension of Term of Advisory Agreement

On March 22, 2017, the Company entered into an amendment to the Advisory Agreement with Advisor, which extended the term of the Advisory Agreement until the earlier of (i) the termination of the Advisory Agreement pursuant to the Termination Agreement or (ii) April 15, 2018.

MOODY NATIONAL REIT I, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

				Initial Cost to Company					Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	$9,300,000	$2,460,000	$9,540,000	$12,000,000		$2,492,200	$2,460,000	$12,032,200	$14,492,200	$2,244,727	2001	November 8, 2012
Hyatt Place Germantown	Germantown, Tennessee	100.0%	7,325,393	1,800,000	9,500,000	11,300,000		94,517	1,800,000	9,594,517	11,394,517	1,816,528	2009	April 9, 2013
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	7,417,921	1,000,000	10,800,000	11,800,000		99,912	1,000,000	10,899,912	11,899,912	1,874,629	2009	July 2, 2013
Hampton Inn Austin	Austin, Texas	100.0%	11,044,471	1,500,000	13,850,000	15,350,000		2,988,165	1,500,000	16,838,165	18,338,165	2,686,080	1997	December 30, 2013
Residence Inn Grapevine	Grapevine, Texas	100.0%	12,759,654	2,600,000	17,900,000	20,500,000		2,302,574	2,600,000	20,202,574	22,802,574	2,173,046	2007	March 31, 2014
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(2)	30,839,847	3,400,000	29,922,000	33,322,000		2,039,542	3,400,000	31,961,542	35,361,542	4,306,208	1990	December 31, 2014
Hilton Garden Inn Austin	Austin, Texas	100.0%	19,000,000	1,493,000	27,757,000	29,250,000		1,080,062	1,493,000	28,837,062	30,330,062	2,788,843	2002	November 20, 2014
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	8,200,000	2,125,000	8,875,000	11,000,000		1,983,326	2,125,000	10,858,326	12,983,326	1,515,686	1998	March 27, 2015
Embassy Suites Nashville	Nashville, Tennessee	100.0%	43,000,000	7,100,000	59,200,000	66,300,000		2,627,991	7,100,000	61,827,991	68,927,991	4,047,988	2001	June 16, 2015
Homewood Suites Austin	Austin, Texas	100.0%	11,000,000	1,022,000	13,228,000	14,250,000		2,316,070	1,022,000	15,544,070	16,566,070	1,264,240	1998	August 3, 2015
TownPlace Suites Fort Worth	Fort Worth, Texas	(2)	7,038,313	1,800,000	8,200,000	10,000,000	(3)	2,846,041	1,800,000	11,046,041	12,846,041	921,905	1998	December 18, 2015
Hampton Inn Houston	Hosuton, Texas	100.0%	4,711,651	1,623,000	6,377,000	8,000,000		_	1,623,000	6,377,000	8,000,000	136,634	1995	April 21, 2016

		Total	$171,637,250	$27,923,000	$215,149,000	$243,072,000		$20,870,400	$27,923,000	$236,019,400	$263,942,400	$25,776,514

(1)	The aggregate cost of real estate for federal income tax purposes was $236,019,400 as of December 31, 2016.

(2)	100% of the Class B membership interests of a joint venture.

(3)	Includes gain on acquisition of hotel property of $2,698,113.

MOODY NATIONAL REIT I, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2016

	2016	2015
Real estate:
Balance at the beginning of the year	$247,214,004	$149,810,607
Acquisitions	8,000,000	101,550,000
Improvements and additions	8,728,396	8,386,102
Dispositions	—	(12,532,705)
Balance at the end of the year	$263,942,400	$247,214,004

Accumulated depreciation:
Balance at the beginning of the year	$14,265,804	$5,569,963
Depreciation	11,510,710	9,431,263
Dispositions	—	(735,422)
Balance at the end of the year	$25,776,514	$14,265,804