Form 10-Q
period 2017-03-31
Moody National REIT I, Inc.
filed 2017-05-15
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number 000-55200

MOODY NATIONAL REIT I, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-1812865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

(713) 977-7500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

As of May 1, 2017, there were 13,300,767 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investment in hotel properties, net	$236,883,028	$238,165,886
Cash and cash equivalents	3,061,270	2,419,383
Restricted cash	4,500,575	5,684,811
Accounts receivable, net of allowance of $30,000 as of March 31, 2017 and December 31, 2016	1,050,291	949,616
Notes receivable from related parties	12,500,000	13,500,000
Prepaid expenses and other assets	4,096,155	3,163,089
Deferred costs, net of accumulated amortization of $162,211 and $145,119 as of March 31, 2017 and December 31, 2016, respectively	897,789	914,881
Due from related parties	1,774,500	2,452,300

Total Assets	$264,763,608	$267,249,966

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,015,117 and $2,192,164 as of March 31, 2017 and December 31, 2016, respectively	$169,158,994	$169,445,086
Accounts payable and accrued expenses	6,223,289	5,131,497
Due to related parties	1,610,285	1,145,500
Dividends payable	903,958	901,702
Operating partnership distributions payable	49,404	49,256

Total Liabilities	177,945,930	176,673,041

Special Partnership Units – 100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,303,908 and 13,307,394 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	133,039	133,074
Additional paid-in capital	116,613,809	116,651,244
Accumulated deficit	(36,119,768)	(32,590,777)
Total stockholders’ equity	80,627,080	84,193,541
Noncontrolling interests in Operating Partnership	6,189,598	6,382,384
Total Equity	86,816,678	90,575,925

TOTAL LIABILITIES AND EQUITY	$264,763,608	$267,249,966

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue
Room revenue	$13,603,067	$12,858,346
Other revenue	832,481	809,831
Total hotel revenue	14,435,548	13,668,177
Interest income from notes receivable	410,600	445,215
Total revenue	14,846,148	14,113,392

Expenses
Hotel operating expenses	9,008,281	8,463,385
Property taxes, insurance and other	996,900	905,909
Depreciation and amortization	2,671,060	2,778,327
Acquisition expenses	96,162	—
Corporate general and administrative	1,127,658	1,200,836
Total expenses	13,900,061	13,348,457

Operating income	946,087	764,935

Interest expense and amortization of debt issuance costs	2,301,341	2,322,178

Loss before income tax expense	(1,355,254)	(1,557,243)
Income tax benefit	401,703	257,000

Net loss	(953,551)	(1,300,243)
Income attributable to noncontrolling interests from consolidated joint ventures	—	(19,657)
Loss attributable to noncontrolling interests in Operating Partnership	49,393	69,206
Net loss attributable to common stockholders	$(904,158)	$(1,250,694)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.07)	$(0.10)
Dividends declared	$0.20	$0.20
Weighted average common shares outstanding	13,306,155	13,135,326

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2017

(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity

Balance at December 31, 2016	—	$—	13,307,394	$133,074	$116,651,244	$(32,590,777)	726,920	$6,382,384	$90,575,925
Redemption of common stock	—	—	(3,486)	(35)	(37,435)	—	—	—	(37,470)
Net loss	—	—	—	—	—	(904,158)	—	(49,393)	(953,551)
Dividends and distributions declared	—	—	—	—	—	(2,624,833)	—	(143,393)	(2,768,226)
Balance at March 31, 2017	—	$—	13,303,908	$133,039	$116,613,809	$(36,119,768)	726,920	$6,189,598	$86,816,678

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(953,551)	$(1,300,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,671,060	2,778,327
Amortization of debt issuance costs	177,047	150,266
Stock-based compensation	—	7,000
Deferred income tax	(446,000)	(307,000)
Changes in operating assets and liabilities:
Restricted cash	536,451	1,774,627
Accounts receivable	(100,675)	(166,004)
Prepaid expenses and other assets	(487,066)	(310,275)
Accounts payable and accrued expenses	1,091,792	(441,985)
Due to/from related parties	1,142,585	(324,846)
Net cash provided by operating activities	3,631,643	1,859,867

Cash flows from investing activities
Decrease in restricted cash	647, 785	3,096,312
Earnest money and deposits	—	2,125,000
Repayments of notes receivable from related parties	1,000,000	—
Repayments of mortgage note receivable	—	55,942
Due from related parties	—	(1,000,000)
Improvements and additions to hotel properties	(1,371,110)	(3,638,761)
Net cash provided by investing activities	276,675	638,493

Cash flows from financing activities
Redemptions of common stock	(37,470)	(190,230)
Offering costs	—	(129,153)
Dividends paid	(2,622,577)	(1,643,571)
Operating partnership distributions paid	(143,245)	(144,700)
Repayments of notes payable	(463,139)	(416,648)
Distributions to noncontrolling interests in joint ventures	—	(12,121)
Net cash used in financing activities	(3,266,431)	(2,536,423)

Net change in cash and cash equivalents	641,887	(38,063)
Cash and cash equivalents at beginning of period	2,419,383	14,071,228
Cash and cash equivalents at end of period	$3,061,270	$14,033,165

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,125,821	$2,173,187
Income taxes paid	$279	$45,918

Supplemental Disclosure of Non-Cash Investing and Financing Activity
Decrease in accrued offering costs due to related party	$—	$(129,153)
Issuance of common stock from dividend reinvestment plan	$—	$965,287
Dividends payable	$903,958	$891,781
Operating partnership distributions payable	$49,404	$49,281

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

As of March 31, 2017, the Company owned (1) ten hotel properties located in Texas, Tennessee, South Carolina and Pennsylvania, comprising a total of 1,273 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest in a 95-suite hotel property in Fort Worth, Texas, (3) a loan in the current principal amount of $8,000,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas and (4) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas. For more information on the Company’s portfolio, see Notes 3 (“Investment in Hotel Properties”) and 4 (“Notes Receivable”).

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

On October 12, 2012, the Company commenced its follow-on public offering (the “Follow-On Offering”) of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public in the primary offering and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the primary portion of the Follow-On Offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the Follow-On Offering, the Company had accepted investors’ subscriptions for, and issued, 11,716,151 shares of its common stock in the Follow-On Offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,056,934. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP Offering”). The DRIP was suspended in October 2016. As of March 31, 2017, the Company had accepted subscriptions for, and issued, 12,842,404 shares of common stock in the Company’s Initial Public Offering and Follow-On Offering, including 540,039 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $123,023,647. As of March 31, 2017, the Company had sold 388,033 shares pursuant to the DRIP in the DRIP Offering, and 2,111,967 shares of common stock remained available for sale pursuant to the DRIP Offering.

Subject to the Mergers (defined below), the Company intends to use substantially all of the remaining net proceeds from the foregoing offerings and the proceeds from any other offering of the Company’s securities that the Company may conduct in the future to continue to acquire a diversified portfolio of real properties, real estate securities and debt-related investments. The Company intends to continue to invest primarily in hotel properties located in the United States and Canada that it owns exclusively or in joint ventures or other co-ownership arrangements with other persons. The Company may also invest in other property types consisting of multifamily, office, retail and industrial assets located in the United States and Canada as well as securities of real estate companies and debt-related investments. The Company may also make opportunistic investments in properties that may be under-developed or newly constructed and in properties that it believes are undervalued.

The Company’s advisor is Moody National Advisor I, LLC (“Advisor”), a Delaware limited liability company and an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement (the “Advisory Agreement”) by and among the Company, Moody National Operating Partnership I, L.P., the Company’s operating partnership (the “OP”), and Advisor.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

The OP’s limited partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real estate assets, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP. The common limited partnership units of the OP may be tendered for redemption once they have been outstanding for at least one year. At such time, the Company has the option to redeem the common limited partnership units for shares of the Company’s common stock, cash or a combination thereof at the Company’s sole discretion. The special limited partnership units of the OP (the “Special Units”) held by an affiliate of Advisor will be redeemed pursuant to the OP’s partnership agreement upon the termination or nonrenewal of the Advisory Agreement or upon certain other events outside of the control of the Special Unit holder. Upon the termination or nonrenewal of the Advisory Agreement by the Company for “cause” (as defined in the Advisory Agreement), all of the Special Units will be redeemed for $1.00. As described in more detail in Note 9 (“Subordinated Participation Interest”), upon the occurrence of any of the other events which trigger redemption of the Special Units, the Special Units will be redeemed, at Advisor’s option, for shares of the Company’s common stock, a non-interest bearing promissory note payable solely from the proceeds of asset sales, or a combination thereof. Notwithstanding the foregoing, if the Mergers (as described below) are completed, all of the Special Units will be cancelled and retired and cease to exist, and the only payment made in respect of the Special Units will be a promote payment not to exceed $613,751.

Pending Merger with Moody National REIT II, Inc.

On September 27, 2016, the Company jointly announced with Moody National REIT II, Inc. (“Moody II”) that the Company had entered into a non-binding Letter of Intent that set forth the terms and conditions upon which Moody II would acquire the Company and the Company’s subsidiaries.

On November 16, 2016, the Company, the OP, Advisor, Moody II, Moody National Operating Partnership II, LP, the operating partnership of Moody II (“Moody II OP”), Moody National Advisor II, LLC, Moody II’s advisor (“Moody II Advisor”), and Moody Merger Sub, LLC, a wholly owned subsidiary of Moody II (the “Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of Moody II. The foregoing transaction is referred to herein as the “Merger.” In addition, pursuant to the Merger Agreement, Moody II OP will merge with and into the OP, with the OP being referred to as the “Surviving Partnership,” and which transaction is referred to herein as the “Partnership Merger.” Unless context suggests otherwise, the Merger and the Partnership Merger shall be referred to herein together as the “Mergers.” The Merger Agreement was the product of a negotiation between a special committee of the Company’s board of directors and a special committee of the board of directors of Moody II (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the Merger Agreement was unanimously approved by the Company’s board of directors upon the recommendation of the special committee of the Company’s board of directors.

Subject to the terms and conditions of the Merger Agreement, Moody II agreed to pay gross consideration of $11.00 per share of the Company’s common stock, which amount will be reduced by all fees and expenses that the Company incurs as a result of or in connection with the Mergers and other transactions contemplated by the Merger Agreement (including certain disposition fees and profit sharing amounts to Sponsor and parties related thereto, financial advisory and legal fees payable by the Company, and other transaction and closing costs incurred by the Company) (all such fees and expenses, the “Moody I Transaction Fees and Expenses”) to arrive at the net Merger Consideration (as described below) payable to the holders of the Company’s common stock, which is referred to herein as the “Net Per Share Price;” provided, that in no event will the Net Per Share Price be less than $10.25. Pursuant to the terms of the Merger Agreement, the parties thereto have determined the final amount of the Moody I Transaction Fees and Expenses and have calculated the Net Per Share Price. Based on such determination, Net Per Share Price was determined to be $10.25.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Partnership Merger, each outstanding unit of limited partnership interest in the OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the Surviving Partnership equal to the exchange ratio. Each unit of limited partnership interest in the OP designated as a special partnership unit pursuant to the OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no Merger Consideration shall be paid, nor, except as expressly provided in the Termination Agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the Partnership Merger. Each outstanding unit of limited partnership interest in Moody II OP will be converted into one unit of equity ownership in the Surviving Partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of Moody II OP will be converted into one special unit in the Surviving Partnership.

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

Concurrently with the entry into the Merger Agreement, the Company, the OP, Advisor, Moody II, Moody National Realty Company, LP (“Moody National”), and Moody OP Holdings I, LLC (“OP Holdings”) entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the effective time of the Mergers, the Advisory Agreement among the Company, the OP, Advisor and Moody National will be terminated and the Company will pay Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which Advisor could have been entitled and a waiver of any other contractual termination fee that Advisor would have been due under the Advisory Agreement in connection with the Mergers. In addition, the Termination Agreement provides that at the effective time of the Partnership Merger and in accordance with the terms of the limited partnership agreement of the OP, the OP will pay to OP Holdings an amount not to exceed $613,751 (the “Promote Payment”). In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect and no Moody I Advisor Payment or Promote Payment will be owed and payable.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

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

The obligation of each party to consummate the Mergers is subject to a number of conditions, including the approval of the Company’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect with respect to either the Company or Moody II. There is no guarantee that the Mergers will close. A special meeting of the Company’s stockholders to vote on the Merger and the Charter Amendment is currently scheduled to be held on May 24, 2017. The Company’s management has, and will continue to, expend time and resources to consummate the Mergers, which time and resources may otherwise have been allocated to the Company’s other operational needs.

In connection with the Mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s Initial Public Offering and Follow-On Offering. Pursuant to the Stockholder Servicing Coordination Agreement, Moody II will pay to Moody Securities certain stockholder servicing fees (the “Stockholder Servicing Fees”), of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All Stockholder Servicing Fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to the Company’s stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees will depend on the number of shares of Moody II’s common stock issued as stock consideration, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No Stockholder Servicing Fees will be paid with respect to any cash paid by Moody II as cash consideration in the Merger.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance and the extent to which the Company has control or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by determining, among other things, if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of March 31, 2017 or December 31, 2016.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 23, 2017.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company terminated its Follow-On Offering on February 20, 2015. Total offering costs for the Follow-On Offering were $14,125,202, comprised of $11,400,339 of offering costs incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor. As of March 31, 2017, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs that were reimbursed to Advisor. As of March 31, 2017, the Company had $0 payable to Advisor for reimbursable offering costs related to the Follow-On Offering and DRIP Offering. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in that offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2017.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2012 through 2016 remaining subject to examination by various federal and state tax jurisdictions.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, notes receivable from related parties, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable and notes receivable from related parties, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For fair value of the Company’s notes payable and notes receivable from related parties, see Note 5 (“Debt”) and Note 4 (“Notes Receivable”), respectively.

Concentration of Risk

As of March 31, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

The tangible assets acquired consist of land, buildings, furniture fixtures and equipment. Land fair values are derived from appraisals, and fair value of buildings are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The fair value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or a gain on acquisition of hotel property.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties that it owns may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2017 and 2016.

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

March 31, 2017

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2017 or 2016.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include deferred income tax assets.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $162,211 and $145,119 as of March 31, 2017 and December 31, 2016, respectively. Expected future amortization of deferred franchise costs is as follows:

Years Ending December 31,
2017	$51,276
2018	68,368
2019	68,368
2020	68,368
2021	68,368
Thereafter	573,041
Total	$897,789

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of deferred costs was $1,437,992 and $1,260,945 as of March 31, 2017 and December 31, 2016, respectively. Expected future amortization of debt issuance costs, based on the Company’s obligations as of March 31, 2017, is as follows:

Years Ending December 31,
2017	$329,618
2018	238,049
2019	238,049
2020	238,700
2021	238,049
Thereafter	732,652
Total	$2,015,117

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 0 and 1,250 shares as of March 31, 2017 and 2016, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common stockholders and comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect the adoption of ASU No. 2014-09 to have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial position or the Company’s consolidated results of operations is not currently reasonably estimable.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company expects to adopt ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-15 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. The Company expects to adopt ASU No. 2016-18 for the Company’s fiscal year commencing on January 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-18 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not anticipate that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2017:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,300,000

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,288,222

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,385,692

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	10,999,828

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,707,426

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	30,683,013

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	18,925,101

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,200,000

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	7,003,047

Houston Hotel (Hampton Inn)	April 21, 2016	Houston, Texas	100%	8,000,000	119	4,681,782

Totals				$240,373,887	1,595	$171,174,111

(1)	Excludes closing costs.
(2)	As of March 31, 2017.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Lyndhurst Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel (the “Lyndhurst TIC Owners”) contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting Class A membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Lyndhurst Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Lyndhurst Class A Interests.
(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC (the “Fort Worth Joint Venture”). The OP contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests of the Fort Worth Joint Venture (the “Fort Worth Class B Interests”). Pursuant to the operating agreement of the Fort Worth Joint Venture, the OP also agreed to pay up to $3.146 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel (the ”Fort Worth TIC Owners”) contributed their tenant-in-common ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting Class A membership interests of the Fort Worth Joint Venture (the “Fort Worth Class A Interests”). The OP serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to the OP and 50% to the holders of the Fort Worth Class A Interests.

Investment in hotel properties consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Land	$27,923,000	$27,923,000
Buildings and improvements	208,767,657	208,287,853
Furniture, fixtures and equipment	28,622,853	27,731,547
Total cost	265,313,510	263,942,400
Accumulated depreciation	(28,430,482)	(25,776,514)
Investment in hotel properties, net	$236,883,028	$238,165,886

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

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2017 and 2016 is presented as if the Company had acquired the Houston Hotel on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Houston Hotel on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Three months ended March 31,
	2017	2016
	(unaudited)
Revenue	$14,846,148	$14,775,842
Net loss	(953,551)	(1,240,259)
Net loss attributable to common stockholders	(904,158)	(1,190,710)
Net loss per common share - basic and diluted	$(0.07)	$(0.09)

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

4.	Notes Receivable

As of March 31, 2017 and December 31, 2016, the amounts of notes receivable from related parties were both $12,500,000 and $13,500,000, respectively.

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

On April 29, 2016, the Company originated an unsecured loan in the aggregate principal amount of $4,500,000 (the “Related Party Mezzanine Note”) to Moody National, an affiliate of Sponsor. Proceeds from the Related Party Mezzanine Note were used by Moody National solely to acquire a multifamily real property located in Houston, Texas.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Interest income from notes receivable from related parties was $410,600 and $290,500 for the three months ended March 31, 2017 and 2016, respectively. Interest receivable on notes receivable from related parties was $774,500 and $1,452,300 as of March 31, 2017 and December 31, 2016, respectively, and is included in due from related parties on the consolidated balance sheets.

The aggregate estimated fair values of the notes receivable from related parties as of March 31, 2017 and December 31, 2016 were $12,500,000 and $13,500,000, respectively.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report along with an explanation for such excess. As of March 31, 2017, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2017 and December 31, 2016, the Company’s notes payable consisted of the following:

	Principal as of March 31, 2017	Principal as of December 31, 2016	Interest Rate at March 31, 2017	Maturity Date
Woodlands Hotel Loan	$9,300,000	$9,300,000	4.690%	April 11, 2025
Germantown Hotel Loan	7,288,222	7,325,393	4.300%	May 6, 2023
Charleston Hotel Loan	7,385,692	7,417,921	5.193%	August 1, 2023
Austin Hotel Loan	10,999,828	11,044,471	5.426%	January 6, 2024
Grapevine Hotel Loan	12,707,426	12,759,654	5.250%	April 6, 2024
Lyndhurst Hotel Loan	30,683,013	30,839,847	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	18,925,101	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,200,000	8,200,000	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	43,000,000	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	11,000,000	4.650%	August 11, 2025
Fort Worth Loan	7,003,047	7,038,313	6.136%	June 6, 2017
Houston Loan	4,681,782	4,711,651	5.750%	July 28, 2017
Total notes payable	171,174,111	171,637,250
Less unamortized debt issuance costs	(2,015,117)	(2,192,164)
Total notes payable, net of debt issuance costs	$169,158,994	$169,445,086

The notes payable are secured by the respective hotel properties and are payable in monthly installments of principal and interest.

Maturities of notes payable as of March 31, 2017 are as follows:

Year ending December 31,
2017	$43,580,141
2018	2,145,768
2019	2,248,650
2020	2,340,140
2021	2,468,800
Thereafter	118,390,612
Total	$171,174,111

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Each of the Lyndhurst Hotel Loan, the Fort Worth Loan, and the Houston Loan mature in 2017. If the Mergers are consummated, these loans may be extended or re-financed with financing obtained by Moody II. In the event the Mergers are not consummated, the Company intends to extend the Houston Loan beyond its extended maturity date of July 28, 2017 and refinance the Lyndhurst Hotel Loan and Fort Worth Loan with proceeds from new loans. The Company may not be able to extend or refinance the foregoing loans at all, or be able to extend or refinance such loans on favorable terms.

The estimated fair value of the Company’s notes payable as of March 31, 2017 and December 31, 2016 was $170,000,000 and $172,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of March 31, 2017, the Company had issued 13,230,436 shares of common stock in the Company’s public offerings, net of shares redeemed, including 928,072 shares issued pursuant to the DRIP. As of March 31, 2017, there were a total of 13,303,908 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock granted to the Company’s independent directors as discussed in Note 8 (“Incentive Award Plan”).

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the three months ended March 31, 2017 and 2016:

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2017	$2,622,577	$—	$2,622,577
First Quarter 2016	$1,643,571	$965,287	$2,608,858

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP. The Company’s DRIP was suspended in October 2016.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2017 was $6,189,598, which represented ownership interests in the OP other than those of the Company, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $49,393 and $69,206 for the three months ended March 31, 2017 and 2016, respectively.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures at March 31, 2017 was $0, which represented ownership interests in the Lyndhurst Joint Venture and the Fort Worth Joint Venture, and is reported in equity in the consolidated balance sheets. Income from consolidated joint venture attributable to these noncontrolling interests was $0 and $19,657 for the three months ended March 31, 2017 and 2016, respectively.

7.	Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities received a selling commission of up to 6.5% of gross offering proceeds raised in those offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in those offerings, a portion of which could be re-allowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales pursuant to the DRIP. As of March 31, 2017, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the Initial Public Offering and Follow-On Offering, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the Initial Public Offering and Follow-On Offering, respectively, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for reimbursement of organization and offering expenses incurred in each of the Company’s public offerings (including selling commissions and the dealer manager fee payable to Moody Securities), not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2017, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 related to the Initial Public Offering and $2,849,000 related to the Follow-On Offering and the DRIP Offering.

As of March 31, 2017, total offering costs for the Follow-On Offering were $14,125,202. The Company directly incurred $11,400,339 of offering costs for the Follow-On Offering and $2,724,863 in offering costs reimbursable to Advisor for the Follow-On Offering. As of December 31, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs were reimbursed to Advisor for the DRIP Offering. As of December 31, 2016, the Company had $0 payable to Advisor for offering costs related to the Follow-On Offering and DRIP Offerings. As of December 31, 2016, offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Follow-On Offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the three months ended March 31, 2017 and 2016, the Company did not pay Advisor any acquisition fees. As of March 31, 2017, the Company had not paid any origination fees to Advisor.

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three months ended March 31, 2017 and 2016, the Company did not pay any debt financing fees to Advisor.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended March 31, 2017 and 2016, the Company incurred asset management fees payable to Advisor of $660,000 and $647,589, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. The Company did not pay Advisor any disposition fees for the three months ended March 31, 2017 and 2016.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2017, total operating expenses of the Company were $3,958,194, which included $2,799,407 in operating expenses incurred directly by the Company and $1,158,787 incurred by Advisor on behalf of the Company. Of the $3,958,194 in total operating expenses incurred during the four fiscal quarters ended March 31, 2017, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $1,158,000 in operating expenses during the four fiscal quarters ended March 31, 2017. Additionally, Advisor has incurred $5,783,132 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended March 31, 2017. Subject to a future determination by the Company’s board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 (the “Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the Waiver Period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of March 31, 2017.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (the “Property Manager”), as its property manager. The Company pays Property Manager a market-based property management fee in connection with the operation and management of its properties. For the three months ended March 31, 2017 and 2016, the Company paid the Property Manager property management fees of $431,601 and $408,448, respectively, and accounting fees of $90,000 and $82,500, respectively, pursuant to the terms of hotel management agreements. These property management fees are included in hotel operating expenses in the accompanying consolidated statements of operations.

Notes Receivable from Related Parties

For a description of the Company’s notes receivable from related parties, see Note 4 (“Notes Receivable”).

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

 Note Joint Venture

As discussed in Note 4 (“Notes Receivable”), during the three months ended March 31, 2016, the OP owned a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owned a 14% membership interest in the Note Joint Venture and the Trust Members owned the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage received approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members received the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

On June 10, 2016, the Hyatt Place Note receivable and all accrued interest thereon was paid in full.

Houston Hotel

On April 21, 2016, the OP acquired fee simple title to the Houston Hotel from the then-current tenant-in-common owners of the Houston Hotel (the “Houston TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of $8,000,000. The Houston TIC Owners acquired their tenant-in-common interests in the Houston Hotel in a tenant-in-common program sponsored by an affiliate of the Company.

Pending Merger with Moody II

On November 16, 2016, the Company entered into the Merger Agreement. Concurrently with the entry into the Merger Agreement, the Company, the OP, Advisor, Moody II, Moody National and OP Holdings entered into the Termination Agreement. See Note 1 (“Organization—Pending Merger with Moody National REIT II, Inc.”).

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to the employees, directors and consultants of the Company and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then-current independent directors was entitled to receive 5,000 shares of restricted common stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares of common stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of March 31, 2017, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three months ended March 31, 2017 and 2016. As of March 31, 2017, a total of 51,250 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company records compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation expense related to such shares of restricted stock based on the fair market value of such shares of $0 and $7,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, all shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan had vested and there was no remaining unrecognized compensation expense.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2017 and year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2015	1,875	$10.00
Shares vested	(1,875)	10.00
Balance of non-vested shares as of December 31, 2016	0	10.00
Shares vested	0	10.00
Balance of non-vested shares as of March 31, 2017	0	$10.00

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2017 and December 31, 2016, the Company escrows payments required for insurance, real estate taxes, capital improvements, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Property improvement plan	$152,752	$667,997
Real estate taxes	1,394,698	1,592,615
Insurance	186,219	392,910
Hotel furniture and fixtures	2,353,185	2,485,725
Seasonality	158,221	290,064
Expense deposit	255,500	255,500
Total restricted cash	$4,500,575	$5,684,811

Franchise Agreements

As of March 31, 2017, all of the Company’s hotel properties operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. For the three months ended March 31, 2017 and 2016, the Company incurred franchise fee expense of approximately $1,203,000 and $1,108,000, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

Merger-Related Contingencies

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, the approval of the Mergers by the Company’s stockholders. The Merger Agreement may be terminated under certain circumstances by both the Company and Moody II. If such termination occurs under certain circumstances, then the Company would be obligated to pay Moody II a termination fee of $2,000,000, plus an expense reimbursement fee of up to $500,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the Merger Agreement is terminated under certain circumstances. Merger-related expenses are expensed as incurred and are included in acquisition expenses in the consolidated statements of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

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

No provision for income taxes has been made for the Company (other than for each TRS) for the three months ended March 31, 2017 and 2016 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes as it had not elected to be taxed as a REIT.

The TRSs had deferred tax assets of $3,051,000 and $2,605,000 as of March 31, 2017 and December 31, 2016, respectively, resulting from net operating loss carry-forwards. As of March 31, 2017, the TRSs had net operating loss carry-forwards of approximately $6,475,000 expiring in 2033, 2034, 2035 and 2036.

As of March 31, 2017, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

The income tax expense (benefit) for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three months ended March 31,
	2017	2016
Current expense	$44,297	$50,000
Deferred benefit	(446,000)	(307,000)
Total income tax expense (benefit)	$(401,703)	$(257,000)

Federal	$(405,000)	$(244,000)
State	3,297	(13,000)
Total income tax expense (benefit)	$(401,703)	$(257,000)

12.	Subsequent Events

Distributions Declared

On March 31, 2017, the Company declared a distribution in the aggregate amount of $903,958 which was paid in cash on April 15, 2017. On April 30, 2017, the Company declared a distribution in the aggregate amount of $874,706, which is scheduled to be paid in cash on May 15, 2017.

Houston Loan

On April 28, 2017, the Houston Loan’s maturity date was extended to July 28, 2017. All other terms and conditions of the Houston Loan remained unchanged.

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

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q, or this Quarterly Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2017.

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

As of March 31, 2017, our portfolio consisted of fourteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in, Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-guestroom hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-guestroom hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-guestroom hotel property located in Fort Worth, Texas, (12) the Houston Hotel, a 119-guestroom hotel property located in Houston, Texas, (13) a note receivable from a related party with an initial principal amount of $9,000,000, and (14) a note receivable from a related party with an initial principal amount of $4,500,000.

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

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,716,151 shares of our common stock in our follow-on offering, including 510,457 shares of our common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $112,056,934. As of March 31, 2017, we had accepted subscriptions for, and issued, an aggregate of 12,842,404 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $123,023,647. As of March 31, 2017, we had sold 388,033 shares in our DRIP offering, and 2,111,967 shares of our common stock registered in our DRIP offering remained available for sale.

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

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the current year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, our ability to raise additional funds in any future offerings of our securities, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates, declining real estate valuations and downward pressure on room rates for hotels and risks associated with the pending mergers described herein. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Moody Securities, LLC, an affiliate of our advisor, previously served as our dealer manager for our initial public offering and follow-on offering. We refer to Moody Securities, LLC as our “dealer manager” or “Moody Securities.”

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

Subject to the terms and conditions of the merger agreement, Moody II will pay gross consideration of $11.00 per share of our common stock, which amount will be reduced by certain disposition fees and profit sharing amounts to our sponsor, financial advisory and legal fees payable by us, and other transaction and closing costs incurred by us to arrive at the net merger consideration payable to the holders of our common stock, which price we refer to as the “net per share price.” Pursuant to the terms of the merger agreement, the net per share price was calculated as (i) the gross per share price of $11.00, minus (ii) all fees and expenses that we incurred as a result of or in connection with the mergers and other transactions contemplated by the merger agreement, or the Moody I transaction fees and expenses, provided that in no event could the net per share price be less than $10.25. Subsequent to the execution of the merger agreement, the parties to the merger agreement have determined the final amount of the Moody I transaction fees and expenses. Based on such determination, the net per share price was determined to be $10.25.

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

The merger agreement contains customary covenants, including covenants prohibiting us and our subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the merger agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016, or the go shop period end time, we had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the go shop period end time, we had the right to continue to participate in such discussions with certain other parties, each referred to as a “go shop bidder,” and could, subject to certain conditions set forth in the merger agreement regarding the proposal made by such go shop bidder, terminate the merger agreement and enter into an agreement with a go shop bidder with respect to the proposal made by such go shop bidder.

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

The merger agreement may be terminated under certain circumstances by both Moody II and us. If such termination occurs under certain circumstances, then we would be obligated to pay Moody II a termination fee of either $1,000,000 or $2,000,000, depending on the occurrence of certain conditions, plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The obligation of each party to consummate the mergers is subject to a number of conditions, including the approval of our stockholders. of the mergers and the charter amendment, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, and the absence of a material adverse effect with respect to either us or Moody II. There is no guarantee that the mergers will close. A special meeting of our stockholders to vote on the Merger and the Charter Amendment is currently scheduled to be held on May 24, 2017. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, Moody II will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to our stockholders following the mergers and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of Moody II’s common stock issued as consideration in the merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by Moody II as cash consideration in the merger.

Liquidity and Capital Resources

Subject to the pending mergers, our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Also subject to the pending mergers, over time we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares pursuant to our DRIP (in the event that we reactivate our DRIP), the proceeds of any offerings of our securities we conduct in the future and the assumption and origination of debt.

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

Net Cash Provided by Operating Activities

As of March 31, 2017, we owned interests in twelve hotel properties, including two joint venture interests. Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $3,631,643 and $1,859,867, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2017 was primarily due to a decrease in net loss, an increase in accounts payable and accrued expenses, and a decrease in amounts due from related parties.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 and 2016 was $276,675 and $638,493, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2017 was primarily due to a decrease in the change in restricted cash to $647,785 for the three months ended March 31, 2017 from $3,096,312 for the three months ended March 31, 2016 offset by repayments of notes receivable from related parties of $1,000,000 for the three months ended March 31, 2017 and a decrease in improvements and additions to hotel properties to $1,371,110 for the three months ended March 31, 2017 from $3,638,761 for the three months ended March 31, 2016.

Net Cash Used in Financing Activities

Our cash flows used in financing activities consisted primarily of distributions paid to our stockholders and repayments of notes payable. Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $3,266,431 and $2,536,423, respectively. The increase in cash used financing activities for the three months ended March 31, 2017, was primarily due to an increase in dividends paid to $2,622,577 for the three months ended March 31, 2017 from $1,643,571 for the three months ended March 31, 2016 due to the suspension of the DRIP.

Cash and Cash Equivalents

As of March 31, 2017, we had cash on hand of $3,061,270.

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

As of March 31, 2017, our outstanding indebtedness totaled $171,174,111. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2017 and 2016, our debt levels did not exceed 300% of the value of our net assets.

We intend to refinance three loans secured by hotel properties maturing in 2017. We plan to extend one loan and refinance the other two, either with a new loan obtained by Moody II in connection with the merger, or with new loans.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2017:

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$171,174,111	$43,580,141	$4,394,418	$4,808,940	$118,390,612
Interest payments on outstanding debt obligations(2)	44,597,019	5,629,941	11,780,274	11,365,751	15,821,053
Total	$215,771,130	$49,210,082	$16,174,692	$16,174,691	$134,211,665

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2017.

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

Total offering costs for our follow-on offering, which terminated on February 20, 2015, were $14,125,202. We directly incurred $11,400,339 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. The total offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. As of December 31, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursed to our advisor. As of December 31, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2017, our total operating expenses were $3,958,194, which included $2,799,407 in operating expenses incurred directly by us and $1,158,787 incurred by our advisor on our behalf. Of the $3,958,194 in total operating expenses incurred during the four fiscal quarters ended March 31, 2017, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,158,000 in operating expenses during the four fiscal quarters ended March 31, 2017. Additionally, our advisor has incurred $5,783,132 in operating expenses on our behalf prior to the four fiscal quarters ended March 31, 2017. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended March 31, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the Waiver Period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of March 31, 2017.

Results of Operations

As of March 31, 2017, we had acquired one hotel property since March 31, 2016. Accordingly, our results of operations for the three months ended March 31, 2017 are not directly comparable to those for the three months ended March 31, 2016. In general, and subject to the pending mergers, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of growth in our real estate-related investments.

Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016

Revenue

Total revenue increased to $14,846,148 for the three months ended March 31, 2017 from $14,113,392 for the three months ended March 31, 2016. Total hotel revenue increased to $14,435,548 for the quarter ended March 31, 2017 from $13,668,177 for the quarter ended March 31, 2016. The increase in hotel revenue was primarily due to the fact that we owned interests in twelve hotel properties at March 31, 2017 compared to eleven hotel properties at March 31, 2016. Interest income related to our notes receivable decreased to $410,600 for the quarter ended March 31, 2017 from $445,215 for the quarter ended March 31, 2016. A comparison of hotel revenues for those hotels owned continuously for the three months ended March 31, 2017 and 2016 follows:

	Three months ended March,
	2017	2016	Increase (Decrease)
Woodlands Hotel	$578,998	$821,009	$(242,011)
Germantown Hotel	954,965	932,887	22,078
Charleston Hotel	984,144	930,405	53,739
Austin Hotel	1,158,983	848,763	310,220
Grapevine Hotel	1,625,314	1,655,218	(29,904)
Lyndhurst Hotel	1,895,357	1,852,271	43,086
Austin Arboretum Hotel	1,444,547	1,225,510	219,037
Great Valley Hotel	736,329	774,905	(38,576)
Nashville Hotel	3,083,284	2,905,243	178,041
Homewood Suites Austin Hotel	724,875	1,140,299	(415,424)
Fort Worth Hotel	575,427	581,667	(6,240)
Totals	$13,762,223	$13,668,177	$94,046

Revenues at the Woodlands Hotel and the Homewood Suites Austin Hotel decreased in the first quarter of 2017 compared to the first quarter of 2016, due primarily to the downturn in the energy industry in Texas and to property improvements made during the period, which disrupted occupancy.

Hotel Operating Expenses

Hotel operating expenses increased to $9,008,281 for the three months ended March 31, 2017 from $8,463,385 for the three months ended March 31, 2016. The increase in hotel operating expenses was primarily due to the fact that we owned interests in twelve hotel properties at March 31, 2017 compared to eleven hotel properties at March 31, 2016.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $996,900 for the three months ended March 31, 2017 from $905,909 for the three months ended March 31, 2016. This increase was due to the fact that we owned interests in twelve hotel properties at March 31, 2017 compared to eleven hotel properties at March 31, 2016.

Depreciation and Amortization

Depreciation expense decreased to $2,671,060 for the three months ended March 31, 2017 from $2,778,327 for the three months ended March 31, 2016. The decrease in depreciation and amortization expense was primarily due to the fact that depreciation was computed on furniture, fixtures and improvements using a declining balance method even though we owned interests in twelve hotel properties at March 31, 2017 compared to eleven hotel properties at March 31, 2016.

Acquisition Expenses

Acquisition expenses increased to $96,162 for the three months ended March 31, 2017 from $0 for the three months ended March 31, 2016. The increase was due to costs incurred related to the pending merger during the first quarter of 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,127,658 for the three months ended March 31, 2017 from $1,200,836 for the three months ended March 31, 2016. These general and administrative expenses consisted primarily of asset management fees, directors’ fees and professional fees. Asset management fees increased during the three months ended March 31, 2017 from the three months ended March 31, 2016 because we owned more hotel properties during the three months ended March 31, 2017. We expect corporate general and administrative expenses to increase in future periods as a result of cost increases, but to decrease as a percentage of total revenue as a result of revenue growth.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense decreased to $2,301,341 for the three months ended March 31, 2017 from $2,322,178 for the three months ended March 31, 2016. This decrease in interest expense was due to the fact that we incurred additional indebtedness related to a hotel property acquisition since March 31, 2016 offset by the repayment of the Hyatt Place note. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2017 was $401,703 compared to $257,000 for the three months ended March 31, 2016. The increase was due to increases in taxable losses of the TRSs for the three months ended March 31, 2017 compared to taxable losses for the three months ended March 31, 2016.

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

As a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We lease the hotels we acquire to wholly-owned TRSs that are subject to federal, state and local income taxes.

With respect to our TRS entities, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded for net deferred tax assets that are not expected to be realized.

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2017.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations, if necessary. We have tax years 2012 through 2016 remaining subject to examination by various federal and state tax jurisdictions.

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

The fair value of the tangible assets acquired consists of land, buildings, and furniture, fixtures and equipment. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or our estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation.

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

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. Subject to the pending mergers, we expect to adopt ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. We do not believe that the adoption of ASU No. 2016-15 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. Subject to the pending mergers, we expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. We do not believe that the adoption of ASU No. 2016-18 will have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We do not believe that the adoption of ASU No. 2017-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of March 31, 2017, our investments consisted of ownership interests in twelve hotel properties and our notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the three months ended March 31, 2017 and 2016:

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2017	$2,622,577	$—	$2,622,577
First Quarter 2016	$1,643,571	$965,287	$2,608,858

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. The DRIP was suspended in October 2016.

We paid $2,622,577 in aggregate distributions during the three months ended March 31, 2017, which was comprised of $2,622,577 in cash distributions and $0 in shares issued pursuant to our DRIP. We paid $2,608,858 in aggregate distributions during the three months ended March 31, 2016, which was comprised of $1,643,571 in cash distributions and $965,287 in shares issued pursuant to our DRIP. For the three months ended March 31, 2017 and 2016, we had cash provided by operating activities of $3,631,643 and $1,859,867, respectively. Approximately 100% of distributions paid during the three months ended March 31, 2017, were paid from cash provided by operating activities and approximately 0% were paid from offering proceeds. Approximately 71% of distributions paid during the three months ended March 31, 2016, were paid from cash provided by operating activities and approximately 29% were paid from offering proceeds.

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

 The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2017 and 2016, and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended March 31,
	2017	2016
Net Loss	$(953,551)	$(1,300,243)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	2,671,060	2,778,327
Adjustments for noncontrolling interests	—	(19,657)
Funds from Operations	1,717,509	1,458,427
Adjustments:
Stock-based compensation	—	7,000
Amortization of debt issuance costs	177,047	150,266
Acquisition expenses	96,162	—
Adjustments for noncontrolling interests	—	(685)
Modified Funds from Operations	$1,990,718	$1,615,008

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On March 31, 2017, we declared a distribution in the aggregate amount of $903,958, which was paid in cash on April 15, 2017. On April 30, 2017, we declared a distribution in the aggregate amount of $874,706, which is scheduled to be paid in May 15, 2017.

Houston Hotel Loan

On April 28, 2017, the maturity date of the loan secured by our Houston hotel was extended to July 28, 2017. All other terms and conditions of the loan remained unchanged.

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

As of March 31, 2017, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The estimated fair value of our debt as of March 31, 2017 was $170,000,000 based on discounted cash flow analyses.

We are also exposed to interest rate risk and credit risk with respect to our notes receivable from related parties. The notes receivable from related parties bear interest at fixed rates for the terms of the notes. Interest rate changes may affect the fair value of both notes. As of March 31, 2017, the carrying value of both notes approximated their fair value.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the risk of failure by the counterparty to perform its obligations under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts in the quarters ended March 31, 2017 and 2016.

We plan to refinance three loans maturing in 2017. We plan to extend one loan and refinance the other two, either with a new loan obtained by Moody II in connection with the merger or with new loans. We may not be able to extend or refinance the foregoing loans at all, or be able to extend or refinance such loans on favorable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the formation of the special committee of our board of directors, on March 24, 2016, our board of directors suspended our share redemption program, in all cases other than death or qualifying disability, with such suspension effective May 6, 2016, During the three months ended March 31, 2017, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program because of stockholder death or disability as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	3,485.58	$10.75	(2)
March 2017	—	$—	(2)
	3,485.58

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 3,485.58 shares requested to be redeemed were redeemed during the quarter ended March 31, 2017 at an average price of $10.75 per share.
(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

During the three months ended March 31, 2017, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,716,151 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $112,056,934. As of March 31, 2017, we have raised $128,154,018 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP offering.

As of March 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering, including shares issued pursuant to the DRIP in those offerings, in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual
Total expenses	$1,717,161

Follow-On Offering

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,102,398	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,022,804	Actual
Total expenses	$14,125,202

DRIP Offering

We do not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of March 31, 2017, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of March 31, 2017, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $107,183,899 excluding $5,130,370 in offering proceeds from shares of our common stock issued pursuant to the DRIP. As of March 31, 2017, the ratio of the cost of raising capital to capital raised was approximately 13%.

As of March 31, 2017, we had used $100,263,585 of the net proceeds from our public offerings, plus debt financing, to purchase (1) our fourteen investments in hotel properties (including our investments in an interest in a Residence Inn property, which was subsequently sold on August 23, 2012, and a hotel property in Newark, California, which was sold on September 9, 2015), (2) the Hyatt Place note (which was paid in full on June 10, 2016) and (3) the two notes receivable from related parties. As of December 31, 2016, we had paid $11,320,432 of acquisition expenses.

For more information regarding how we used our net offering proceeds through March 31, 2017, see our financial statements included in this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)

4.1	Form of Account Update Form (included as Appendix B to prospectus included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated by reference herein)

4.2	Moody National REIT I, Inc. Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (No. 333-207805))

10.1	Amendment No. 7 to the Amended and Restated Advisory Agreement, dated March 22, 2017, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT I, INC.

Date: May 15, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of Moody National REIT I, Inc. (filed as Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)
3.2	Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
3.3	Amendment No. 1 to Bylaws of Moody National REIT I, Inc. (filed as Exhibit 3.3 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference)
4.1	Form of Account Update Form (included as Appendix B to prospectus included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-179521) and incorporated by reference herein)
4.2	Moody National REIT I, Inc. Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3 (No. 333-207805))
10.1	Amendment No. 7 to the Amended and Restated Advisory Agreement, dated March 22, 2017, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC and Moody National Realty Company, L.P. (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.