Form 10-Q
period 2017-06-30
Moody National REIT I, Inc.
filed 2017-08-14
CIK 1424879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, there were 13,257,126 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT I, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Investment in hotel properties, net	$235,334,340	$238,165,886
Cash and cash equivalents	914,818	2,419,383
Restricted cash	5,183,587	5,684,811
Accounts receivable, net of allowance of $30,000 as of June 30, 2017 and December 31, 2016	1,138,926	949,616
Notes receivable from related parties	12,500,000	13,500,000
Prepaid expenses and other assets	3,869,969	3,163,089
Deferred costs, net of accumulated amortization of $179,303 and $145,119 as of June 30, 2017 and December 31, 2016, respectively	880,697	914,881
Due from related parties	2,158,400	2,452,300

Total Assets	$261,980,737	$267,249,966

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $1,856,536 and $2,192,164 as of June 30, 2017 and December 31, 2016, respectively	$168,837,319	$169,445,086
Accounts payable and accrued expenses	7,262,385	5,131,497
Due to related parties	1,109,728	1,145,500
Dividends payable	872,224	901,702
Operating partnership distributions payable	47,797	49,256

Total Liabilities	178,129,453	176,673,041

Special Partnership Units—100 Special Units of the Operating Partnership	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 13,257,126 and 13,307,394 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	132,571	133,074
Additional paid-in capital	116,112,448	116,651,244
Accumulated deficit	(38,456,396)	(32,590,777)
Total stockholders’ equity	77,788,623	84,193,541
Noncontrolling interests in Operating Partnership	6,061,661	6,382,384
Total Equity	83,850,284	90,575,925

TOTAL LIABILITIES AND EQUITY	$261,980,737	$267,249,966

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Room revenue	$16,473,822	$16,023,460	$30,076,889	$28,881,806
Other hotel revenue	903,868	849,093	1,736,349	1,658,924
Total hotel revenue	17,377,690	16,872,553	31,813,238	30,540,730
Interest income from notes receivable	383,900	522,467	794,500	967,682
Total revenue	17,761,590	17,395,020	32,607,738	31,508,412

Expenses
Hotel operating expenses	10,325,484	9,731,246	19,333,765	18,194,631
Property taxes, insurance and other	933,820	946,791	1,930,720	1,852,700
Depreciation and amortization	2,737,179	2,934,457	5,408,239	5,712,784
Acquisition expenses	42,100	115,821	138,262	115,821
Corporate general and administrative	897,726	1,002,689	2,025,384	2,203,525
Total expenses	14,936,309	14,731,004	28,836,370	28,079,461

Operating income	2,825,281	2,664,016	3,771,368	3,428,951

Interest expense and amortization of deferred loan costs	2,303,140	2,391,750	4,604,481	4,713,928

Income (loss) before income tax expense (benefit)	522,141	272,266	(833,113)	(1,284,977)
Income tax expense (benefit)	193,000	186,314	(208,703)	(70,686)

Net income (loss)	329,141	85,952	(624,410)	(1,214,291)
Income attributable to noncontrolling interests in consolidated joint ventures	—	(11,675)	—	(31,332)
Loss attributable to noncontrolling interest in variable interest entity	—	116,267	—	116,267
(Income) loss attributable to noncontrolling interests in Operating Partnership	(17,048)	(10,138)	32,345	59,068
Net income (loss) attributable to common shareholders	$312,093	$180,406	$(592,065)	$(1,070,288)
Per-share information – basic and diluted:
Net income (loss) attributable to common shareholders	$0.02	$0.01	$(0.04)	$(0.08)
Dividends declared	$0.20	$0.20	$0.40	$0.40
Weighted average shares outstanding	13,280,188	13,205,071	13,292,888	13,170,199

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2017
(Unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity

Balance at December 31, 2016	—	$—	13,307,394	$133,074	$116,651,244	$(32,590,777)	726,920	$6,382,384	$90,575,925
Redemption of common stock	—	—	(50,268)	(503)	(538,796)	—	—	—	(539,299)
Net loss	—	—	—	—	—	(592,065)	—	(32,345)	(624,410)
Dividends and distributions declared	—	—	—	—	—	(5,273,554)	—	(288,378)	(5,561,932)
Balance at June 30, 2017	—	$—	13,257,126	$132,571	$116,112,448	$(38,456,396)	726,920	$6,061,661	$83,850,284

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(624,410)	$(1,214,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,408,239	5,712,784
Amortization of deferred loan costs	335,628	339,662
Stock-based compensation	—	14,000
Deferred income tax	(336,000)	(203,000)
Changes in operating assets and liabilities:
Restricted cash	(201,189)	926,689
Accounts receivable	(189,310)	(214,458)
Prepaid expenses and other assets	(370,880)	(478,589)
Accounts payable and accrued expenses	2,130,888	(985,786)
Due to related parties	258,128	(122,235)
Net cash provided by operating activities	6,411,094	3,774,776
Cash flows from investing activities
Decrease in restricted cash	702,413	5,058,169
Decrease in earnest money and deposits	—	2,125,000
Repayments of mortgage note receivable	—	11,839,171
Origination of note receivable from related party	—	(4,500,000)
Repayments of notes receivable from related parties	1,000,000	—
Payment of deferred franchise costs	—	(75,000)
Improvements and additions to hotel properties	(2,542,509)	(5,847,745)
Acquisitions of hotel properties	—	(8,000,000)
Net cash provided by (used in) investing activities	(840,096)	599,595
Cash flows from financing activities
Redemptions of common stock	(539,299)	(1,071,161)
Offering costs paid	—	(129,153)
Dividends paid	(5,303,032)	(3,326,668)
Operating partnership distributions paid	(289,837)	(290,903)
Contribution of equity in variable interest entity	—	279,000
Proceeds of notes payable	—	4,800,000
Repayment of notes payable	(943,395)	(10,660,249)
Payment of deferred financing costs	—	(126,351)
Distributions to noncontrolling interests in joint venture	—	(342,212)
Net cash used in financing activities	(7,075,563)	(10,867,697)

Net change in cash and cash equivalents	(1,504,565)	(6,493,326)
Cash and cash equivalents at beginning of period	2,419,383	14,071,228
Cash and cash equivalents at end of period	$914,818	$7,577,902
Supplemental Cash Flow Information
Interest paid	$4,294,193	$4,405,268
Income taxes paid	$97,785	$260,851
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Decrease in accrued offering costs due to related party	$—	$(129,153)
Issuance of common stock from dividend reinvestment plan	$—	$1,932,371
Dividends payable	$872,224	$867,673
Operating partnership distributions payable	$47,797	$47,667

See accompanying notes to consolidated financial statements.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
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

As of June 30, 2017, the Company owned (1) ten hotel properties located in Texas, Tennessee, South Carolina and Pennsylvania, comprising a total of 1,273 rooms, (2) a joint venture interest in a 227-suite hotel property located in Lyndhurst, New Jersey and a joint venture interest in a 95-suite hotel property in Fort Worth, Texas, (3) a loan with a current principal amount of $8,000,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas and (4) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas. For more information on the Company’s portfolio, see Notes 3 (“Investment in Hotel Properties”) and 4 (“Notes Receivable”).

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

On October 12, 2012, the Company commenced its follow-on public offering (the “Follow-On Offering”) of up to $1,000,000,000 in shares of the Company’s common stock, comprised of up to $900,000,000 in shares offered to the public in the primary offering and up to $100,000,000 in shares offered to its stockholders pursuant to the DRIP. Effective February 20, 2015, the Company terminated the offer and sale of shares to the public in the primary portion of the Follow-On Offering, but continued to offer shares of common stock pursuant to the DRIP. As of the termination of the Follow-On Offering, the Company had accepted investors’ subscriptions for, and issued, 11,669,369 shares of its common stock in the Follow-On Offering, including 510,457 shares of common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $111,589,116. On November 4, 2015, the Company filed a new registration statement to register the sale of up to $25,000,000 in shares of the Company’s common stock pursuant to the DRIP (“DRIP Offering”). The DRIP was suspended in October 2016. As of June 30, 2017, the Company had accepted subscriptions for, and issued, 12,795,622 shares of common stock in the Company’s Initial Public Offering and Follow-On Offering, including 540,039 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $122,555,829. As of June 30, 2017, the Company had sold 388,033 shares pursuant to the DRIP in the DRIP Offering, and 2,111,967 shares of common stock remained available for sale pursuant to the DRIP Offering.

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
June 30, 2017
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

On November 16, 2016, the Company, the OP, Advisor, Moody II, Moody National Operating Partnership II, LP, the operating partnership of Moody II (“Moody II OP”), Moody National Advisor II, LLC, Moody II’s advisor (“Moody II Advisor”), and Moody Merger Sub, LLC, a wholly owned subsidiary of Moody II (the “Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of Moody II. The foregoing transaction is referred to herein as the “Merger.” In addition the Merger Agreement originally provided that Moody II OP would merge with and into the OP (the “Partnership Merger”). On August 9, 2017, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement, which provides that the OP will merge with and into Moody II OP, with Moody II OP continuing as the “Surviving Partnership” following the Partnership Merger. Unless context suggests otherwise, the Merger and the Partnership Merger shall be referred to herein together as the “Mergers.” The Merger Agreement was the product of a negotiation between a special committee of the Company’s board of directors and a special committee of the board of directors of Moody II (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the Merger Agreement was unanimously approved by the Company’s board of directors upon the recommendation of the special committee of the Company’s board of directors.

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

At the effective time of the Merger, each outstanding share of the Company’s common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of the Company’s common stock, but subject to the limitations discussed below, either:

(i) an amount in cash equal to the Net Per Share Price (the “Cash Consideration”); or

(ii) a number of shares of Class A common stock of Moody II (the “Stock Consideration”) equal to the Net Per Share Price divided by $25.00; with such quotient, as adjusted pursuant to the Merger Agreement, being referred to herein as the “Exchange Ratio.”

The “Stock Consideration” and the “Cash Consideration” are referred to together as the “Merger Consideration.”

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Pursuant to the Merger Agreement, the maximum number of shares of the Company’s common stock that may be converted into the right to receive the Cash Consideration may not exceed 50% of the aggregate number of shares of the Company’s common stock entitled to receive Merger Consideration. Based on elections of the Company’s stockholders and pursuant to the terms of the Merger Agreement, approximately 8.90 million shares, or approximately 67%, of the Company’s common stock, will be converted into the right to receive the Stock Consideration and approximately 4.36 million shares, or approximately 33%, of the Company’s common stock will converted into the right to receive the Cash Consideration. Accordingly, if the Mergers are consummated, based on the foregoing amounts, the Company anticipates that Moody II will issue approximately 3.65 million of its Class A Shares of common stock to former stockholders of the Company and pay approximately $44.7 million in aggregate Cash Consideration to former stockholders of the Company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Partnership Merger, each outstanding unit of limited partnership interest in the OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the Surviving Partnership equal to the exchange ratio. Each unit of limited partnership interest in the OP designated as a special partnership unit pursuant to the OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no Merger Consideration shall be paid, nor, except as expressly provided in the Termination Agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the Partnership Merger. Each outstanding unit of limited partnership interest in Moody II OP will remain outstanding as one unit of equity ownership in the Surviving Partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of Moody II OP will remain outstanding as one special unit in the Surviving Partnership.

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

Concurrently with the entry into the Merger Agreement, the Company, the OP, Advisor, Moody II, Moody National Realty Company, LP (“Moody National”), and Moody OP Holdings I, LLC (“OP Holdings”) entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the effective time of the Mergers, the Advisory Agreement among the Company, the OP, Advisor and Moody National will be terminated and the Company will pay Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which Advisor could have been entitled and a waiver of any other fees that Advisor would have been due under the Advisory Agreement in connection with the Mergers. In addition, the Termination Agreement provides that at the effective time of the Partnership Merger and in accordance with the terms of the limited partnership agreement of the OP, the OP will pay to OP Holdings an amount not to exceed $613,751 (the “Promote Payment”). In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect and no Moody I Advisor Payment or Promote Payment will be owed and payable.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Pursuant to certain provisions of Moody II’s advisory agreement, which provisions will only become effective if the Mergers are consummated, Moody II will be obligated to pay to Moody II Advisor an acquisition fee of 1.5% of the aggregate Cash Consideration paid in the Merger. However, during the first year following the consummation of the Mergers, if Moody II sells a property that was previously owned by the Company, then any disposition fee to which Moody II Advisor would be entitled under Moody II’s advisory agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property.

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

On May 24, 2017, our stockholders approved the Merger. The obligation of each party to consummate the Mergers is subject to a number of additional conditions, including receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect with respect to either the Company or Moody II. There is no guarantee that the Mergers will close. The Company’s management has, and will continue to, expend time and resources to consummate the Mergers, which time and resources may otherwise have been allocated to the Company’s other operational needs.

In connection with the Mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities, LLC (“Moody Securities”), the dealer manager of the Company’s Initial Public Offering and Follow-On Offering. Pursuant to the Stockholder Servicing Coordination Agreement, Moody II will pay to Moody Securities certain stockholder servicing fees (the “Stockholder Servicing Fees”), of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All Stockholder Servicing Fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to the Company’s stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees is based on the number of shares of Moody II’s common stock issued as consideration in the Merger, and will be approximately $7.0 million. No Stockholder Servicing Fees will be paid with respect to any cash paid by Moody II as cash consideration in the Merger.

2.           Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance and the extent to which the Company has control or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by determining, among other things, if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company had a controlling interest in one VIE, Moody National HH Bedford MT, LLC (“Moody VIE”), during the three and six months ended June 30, 2016. Moody VIE was the master tenant for the Houston Hotel. The Company did not have a VIE interest as of June 30, 2017 or December 31, 2016.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial statements and the rules and regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, readers should refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 23, 2017.

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

The Company terminated its Follow-On Offering on February 20, 2015. Total offering costs for the Follow-On Offering were $14,159,212, comprised of $11,434,349 of offering costs incurred directly by the Company and $2,724,863 in offering costs incurred by and reimbursable to Advisor. As of June 30, 2017, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs that were reimbursed to Advisor. As of June 30, 2017, the Company had $0 payable to Advisor for reimbursable offering costs related to the Follow-On Offering and DRIP Offering. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in that offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2017.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
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

The Company’s estimates of fair value are determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, notes receivable from related parties, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable and notes receivable from related parties, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For fair value of the Company’s notes receivable and notes payable from related parties, see Note 4 (“Notes Receivable”) and Note 5 (“Debt”), respectively.

Concentration of Risk

As of June 30, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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
June 30, 2017
(unaudited)

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties that it owns may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or six months ended June 30, 2017 and 2016.

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

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
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

Impairment of Notes Receivable

The Company reviews its notes receivable for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or six months ended June 30, 2017 or 2016.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include deferred income tax assets.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $179,303 and $145,119 as of June 30, 2017 and December 31, 2016, respectively. Expected future amortization of deferred franchise costs is as follows:

Years Ending December 31,
2017	$34,184
2018	68,368
2019	68,368
2020	68,368
2021	68,368
Thereafter	573,041
Total	$880,697

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs was $1,596,573 and $1,260,945 as of June 30, 2017 and December 31, 2016, respectively. Expected future amortization of deferred loan costs as of June 30, 2017 is as follows:

Years Ending December 31,
2017	$171,037
2018	238,049
2019	238,049
2020	238,700
2021	238,049
Thereafter	732,652
Total	$1,856,536

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted stock, totaling 0 and 625 shares as of June 30, 2017 and 2016, respectively, held by the Company’s independent directors are included in the calculation of EPS because such shares have been issued and participate in dividends.

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
June 30, 2017
(unaudited)

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

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2017:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Woodlands Hotel (Homewood Suites by Hilton)	November 8, 2012	The Woodlands, Texas	100%	$12,000,000	91	$9,277,504

Germantown Hotel (Hyatt Place)	April 9, 2013	Germantown, Tennessee	100%	11,300,000	127	7,252,380

Charleston Hotel (Hyatt Place)	July 2, 2013	North Charleston, South Carolina	100%	11,800,000	113	7,354,111

Austin Hotel (Hampton Inn)	December 30, 2013	Austin, Texas	100%	15,350,000	123	10,957,875

Grapevine Hotel (Residence Inn)	March 31, 2014	Grapevine, Texas	100%	20,500,000	133	12,658,197

Lyndhurst Hotel (Marriott Courtyard)	September 30, 2014	Lyndhurst, New Jersey	(3)	33,322,000	227	30,533,867

Austin Arboretum Hotel (Hilton Garden Inn)	November 20, 2014	Austin, Texas	100%	29,250,000	138	18,854,090

Great Valley Hotel (Hampton Inn)	March 27, 2015	Frazer, Pennsylvania	100%	11,000,000	125	8,180,205

Nashville Hotel (Embassy Suites)	June 16, 2015	Nashville, Tennessee	100%	66,300,000	208	43,000,000

Homewood Suites Austin Hotel (Homewood Suites)	August 3, 2015	Austin, Texas	100%	14,250,000	96	11,000,000

Fort Worth Hotel (TownPlace Suites)	December 18, 2015	Fort Worth, Texas	(4)	7,301,887	95	6,969,610

Houston Hotel (Hampton Inn)	April 21, 2016	Houston, Texas	100%	8,000,000	119	4,656,016

Totals				$240,373,887	1,595	$170,693,855

(1)	Excludes closing costs.

(2)	As of June 30, 2017.

(3)	The Lyndhurst Hotel is owned by MN Lyndhurst Venture, LLC (the “Lyndhurst Joint Venture”). The OP contributed $100 to the Lyndhurst Joint Venture in exchange for 100% of the Class B membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class B Interests”). Pursuant to the operating agreement of the Lyndhurst Joint Venture, the OP also agreed to pay up to $5.37 million in costs and fees and capital reserve requirements associated with the transfer of the Lyndhurst Hotel to the Lyndhurst Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Lyndhurst Joint Venture in exchange for additional Lyndhurst Class B Interests. The prior tenant-in-common owners of the Lyndhurst Hotel (the “Lyndhurst TIC Owners”) contributed their tenant-in-common ownership interests in the Lyndhurst Hotel (valued at $1,000 in the aggregate) to the Lyndhurst Joint Venture in exchange for non-voting Class A membership interests of the Lyndhurst Joint Venture (the “Lyndhurst Class A Interests”). The OP serves as the sole manager of the Lyndhurst Joint Venture and manages the business and affairs of the Lyndhurst Joint Venture. Cash available for distribution to the members of the Lyndhurst Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Lyndhurst Joint Venture and a return of 100% of its unreturned capital contributions to the Lyndhurst Joint Venture, (2) next, 100% to the holders of the Lyndhurst Class A Interests until they have received a return of 100% of their capital contributions to the Lyndhurst Joint Venture (valued at $1,000 in the aggregate), and (3) next, 60% to the OP and 40% to the holders of the Lyndhurst Class A Interests.

(4)	The Fort Worth Hotel is owned by MN Fort Worth Venture, LLC (the “Fort Worth Joint Venture”). The OP contributed $100 to the Fort Worth Joint Venture in exchange for 100% of the Class B membership interests of the Fort Worth Joint Venture (the “Fort Worth Class B Interests”). Pursuant to the operating agreement of the Fort Worth Joint Venture, the OP also agreed to pay up to $3.146 million in costs and fees and capital reserve requirements associated with the transfer of the Fort Worth Hotel to the Fort Worth Joint Venture, all of which amounts are deemed to be additional capital contributions by the OP to the Fort Worth Joint Venture in exchange for additional Fort Worth Class B Interests. The prior tenant-in-common owners of the Fort Worth Hotel (the “Fort Worth TIC Owners”) contributed their tenant-in-common ownership interests in the Fort Worth Hotel (valued at $1,000 in the aggregate) to the Fort Worth Joint Venture in exchange for non-voting Class A membership interests of the Fort Worth Joint Venture (the “Fort Worth Class A Interests”). The OP serves as the sole manager of the Fort Worth Joint Venture and manages the business and affairs of the Fort Worth Joint Venture. Cash available for distribution to the members of the Fort Worth Joint Venture will be distributed as follows: (1) first, 100% to the OP until it has received cash distributions equal to a 12% annual, cumulative, non-compounded return on its capital contributions to the Fort Worth Joint Venture and a return of 100% of its unreturned capital contributions to the Fort Worth Joint Venture, (2) next, 100% to the holders of the Fort Worth Class A Interests until they have received a return of 100% of their capital contributions to the Fort Worth Joint Venture (valued at $1,000 in the aggregate), and (3) next, 50% to the OP and 50% to the holders of the Fort Worth Class A Interests.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Investments in hotel properties consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Land	$27,923,000	$27,923,000
Buildings and improvements	208,962,507	208,287,853
Furniture, fixtures and equipment	29,599,402	27,731,547
Total cost	266,484,909	263,942,400
Accumulated depreciation	(31,150,569)	(25,776,514)
Investment in hotel properties, net	$235,334,340	$238,165,886

On April 21, 2016, Moody Katy EC-Houston Holding, LLC, a wholly-owned subsidiary of the OP (“Moody Katy EC-Houston Holding”), acquired fee simple title to the Houston Hotel from the then current tenant-in-common owners of the Houston Hotel, for an aggregate purchase price of $8,000,000, excluding acquisition costs. The Company financed the acquisition of the Houston Hotel with proceeds from its public offering and $4,800,000 of indebtedness secured by the Houston Hotel.

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2017 and 2016 is presented as if the Company had acquired the Houston Hotel on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Houston Hotel on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$17,761,590	$17,369,147	$32,607,738	$32,244,865
Net income (loss)	329,141	13,713	(624,410)	(1,155,531)
Net income (loss) attributable to common shareholders	312,093	108,167	(592,065)	(1,127,795)
Net income (loss) per common share - basic and diluted	$0.02	$0.01	$(0.04)	$(0.09)

4.	Notes Receivable

As of June 30, 2017 and December 31, 2016, the amounts of notes receivable from related parties were $12,500,000 and $13,500,000, respectively.

Hyatt Place Note

On June 3, 2011 (the “Closing Date”), and effective as of May 5, 2011 (the “Effective Date”), the Company acquired a 74.5% joint venture interest in a mortgage note secured by a hotel property in Grapevine, Texas (the “Hyatt Place Note”). The Hyatt Place Note was issued by Moody National HP Grapevine Trust, a Delaware statutory trust (the “Trust”), in favor of Patriot Bank, a Texas banking association (“Patriot Bank”), and was secured by a lien on the underlying hotel property. As of the Closing Date, the Hyatt Place Note had an outstanding principal balance of $12,759,199.

The entire unpaid principal balance of the Hyatt Place Note and all accrued and unpaid interest thereon was due and payable in full on February 1, 2018 (the “Maturity Date”). The Hyatt Place Note accrued interest at a fixed rate of 5.15% per annum from the Closing Date through August 21, 2012 (the “First Change Date”). For the period from the First Change Date through August 21, 2015 (the “Second Change Date”), the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the variable interest rate per annum published in The Wall Street Journal as the “Prime Rate” of 3.25% (the “Prime Rate”) in effect as of the First Change Date, plus (b) 1.90%. For the period from the Second Change Date through the Maturity Date, the Hyatt Place Note accrued interest at 5.15%, which is a fixed rate equal to (a) the Prime Rate in effect as of the Second Change Date, plus (b) 1.90%.

On June 10, 2016, the Hyatt Place Note and all accrued interest thereon was paid in full.

Notes Receivable from Related Parties

On August 21, 2015, the Company originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $8,000,000 and $9,000,000 as of June 30, 2017 and December 31, 2016, respectively.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Interest income from notes receivable from related parties was $383,900 and $405,800 for the three months ended June 30, 2017 and 2016, respectively, and $794,500 and $696,500 for the six months ended June 30, 2017 and 2016, respectively. Interest receivable on notes receivable from related parties was $1,158,400 and $1,452,300 as of June 30, 2017 and December 31, 2016, respectively, and is included in due from related parties on the consolidated balance sheets.

The aggregate estimated fair values of the notes receivable from related parties as of June 30, 2017 and December 31, 2016 were $12,500,000 and $13,500,000, respectively.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2017, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following:

	Principal as of June 30, 2017	Principal as of December 31, 2016	Interest Rate at June 30, 2017	Maturity Date
Woodlands Hotel Loan	$9,277,504	$9,300,000	4.690%	April 11, 2025
Germantown Hotel Loan	7,252,380	7,325,393	4.300%	May 6, 2023
Charleston Hotel Loan	7,354,111	7,417,921	5.193%	August 1, 2023
Austin Hotel Loan	10,957,875	11,044,471	5.426%	January 6, 2024
Grapevine Hotel Loan	12,658,197	12,759,654	5.250%	April 6, 2024
Lyndhurst Hotel Loan	30,533,867	30,839,847	5.916%	September 6, 2017
Austin Arboretum Hotel Loan	18,854,090	19,000,000	4.530%	December 11, 2024
Great Valley Hotel Loan	8,180,205	8,200,000	4.700%	April 11, 2025
Nashville Hotel Loan	43,000,000	43,000,000	4.2123%	July 11, 2025
Homewood Suites Austin Loan	11,000,000	11,000,000	4.650%	August 11, 2025
Fort Worth Loan	6,969,610	7,038,313	6.136%	August 6, 2017
Houston Loan	4,656,016	4,711,651	6.000%	August 10, 2017
Total notes payable	170,693,855	171,637,250
Less unamortized debt issuance costs	(1,856,536)	(2,192,164)
Total notes payable, net of debt issuance costs	$168,837,319	$169,445,086

The Houston Loan matured on July 28, 2017. The lender agreed to extend the maturity of the Houston Loan to August 10, 2017. The lender has subsequently agreed to extend the Houston Loan to April 28, 2018. The Company expects the formal loan extension agreement to be finalized on or about August 15, 2017. The Fort Worth Loan matured June 6, 2017. The lender agreed to forbear on exercising its remedies through August 6, 2017 and subsequently provided payoff terms to the Company. In connection therewith, the Company intends to obtain a loan from Moody II (the “Fort Worth Moody II Loan”) to repay the Fort Worth Loan. The lender has agreed to such repayment. The Company expects the Fort Worth Moody II Loan to be made and the corresponding loan agreement to be finalized on or about August 15, 2017. The Lyndhurst Loan matures on September 6, 2017. If the Mergers are consummated, the Fort Worth Moody II Loan and the Lyndhurst Loan will be extended or refinanced with financing obtained by Moody II. In the event the Mergers are not consummated, the Company intends to refinance the Lyndhurst Loan and the Fort Worth Moody II Loan with proceeds of new loans. The Company may not be able to extend or refinance the forgoing loans at all, or be able to extend or refinance such loans on favorable terms.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The notes payable are secured by hotel properties and are payable in monthly installments of principal and interest.

Maturities of notes payable as of June 30, 2017 are as follows:

Years ending December 31,
2017	$43,099,885
2018	2,145,768
2019	2,248,650
2020	2,340,140
2021	2,468,800
Thereafter	118,390,612
Total	$170,693,855

 The estimated fair value of the Company’s notes payable as of June 30, 2017 and December 31, 2016 was $174,000,000 and $172,000,000, respectively. The fair value of notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under the Charter, the Company has the authority to issue 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of common and preferred stock have a par value of $0.01 per share. As of June 30, 2017, the Company had issued 13,183,654 shares of common stock in the Company’s public offerings, net of shares redeemed, including 928,072 shares issued pursuant to the DRIP. As of June 30, 2017, there were a total of 13,257,126 shares of the Company’s common stock issued and outstanding, including 22,222 shares sold to Sponsor and 51,250 shares of restricted stock granted to the Company’s independent directors as discussed in Note 8 (“Incentive Award Plan”).

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

The following table summarizes distributions paid in cash and pursuant to the DRIP for the six months ended June 30, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2017	$2,622,577	$—	$2,622,577
Second Quarter 2017	2,680,455	—	2,680,455
Total	$5,303,032	$—	$5,303,032

First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Total	$3,326,668	$1,932,371	$5,259,039

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP. The DRIP was suspended in October 2016.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the OP at June 30, 2017 was $6,061,661, which represented third-party ownership interests in the OP, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $17,048 and $10,138 for the three months ended June 30, 2017 and 2016, respectively, and was $(32,345) and $(59,068) for the six months ended June 30, 2017 and 2016, respectively.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in Moody VIE at June 30, 2017 was $0. Loss from Moody VIE attributable to these noncontrolling interest was $0 and $116,267 for the three months ended June 30, 2017 and 2016, respectively, and was $0 and $116,267 for the six months ended June 30, 2017 and 2016, respectively.

Noncontrolling Interests in Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures at June 30, 2017 was $0, which represented ownership interests in the Lyndhurst Joint Venture, the Fort Worth Joint Venture, and a joint venture that owned an interest in the Hyatt Place Note, and is reported in equity in the consolidated balance sheets. Income from consolidated joint ventures attributable to these noncontrolling interests was $0 and $11,675 for the three months ended June 30, 2017 and 2016, respectively, and was $0 and $31,332 for the six months ended June 30, 2017 and 2016, respectively.

7.	Related Party Arrangements

Advisor and certain affiliates of Advisor received fees and compensation in connection with the Company’s public offerings and have received and will continue to receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments.

Selling Commissions and Dealer Manager Fees

Moody Securities, the dealer manager of the Company’s Initial Public Offering and Follow-On Offering, received a selling commission of up to 6.5% of gross offering proceeds raised in those offerings, all or a portion of which could be re-allowed to participating broker-dealers. In addition, the Company paid Moody Securities a dealer manager fee of up to 3.5% of gross offering proceeds raised in those offerings, a portion of which could be re-allowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRIP. As of June 30, 2017, the Company had paid Moody Securities $746,368 and $8,646,755 in selling commissions related to the Initial Public Offering and Follow-On Offering, respectively, and $190,626 and $2,455,643 in dealer manager fees related to the Initial Public Offering and Follow-On Offering, respectively, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Costs

Advisor and its affiliates will be reimbursed up to 15.0% of offering proceeds for organization and offering expenses (including selling commissions and the dealer manager fee payable to Moody Securities) not to exceed actual expenses incurred. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, to the extent they exceed 15.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2017, Advisor and its affiliates had incurred organization and offering expenses of approximately $3,214,000 related to the Initial Public Offering and $2,849,000 related to the Follow-On Offering and the DRIP Offering.

As of June 30, 2017, total offering costs for the Follow-On Offering were $14,159,212. The Company directly incurred $11,434,349 of offering costs for the Follow-On Offering and $2,724,863 in offering costs reimbursable to Advisor for the Follow-On Offering. As of December 31, 2016, total offering costs for the DRIP Offering were $124,000. The Company directly incurred $0 of offering costs for the DRIP Offering and $124,000 in offering costs were reimbursed to Advisor for the DRIP Offering. As of June 30, 2017, the Company had $0 payable to Advisor for offering costs related to the Follow-On Offering and DRIP Offerings. Offering costs related to the Follow-On Offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the Follow-On Offering. The Company has not reimbursed Advisor any funds for organization costs for the Follow-On Offering.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Advisory Fees and Expense Reimbursement

Acquisition Fee

Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. With respect to investments in and originations of loans, Advisor will receive an origination fee in lieu of an acquisition fee. The origination fee will equal 1.5% of the amount funded by the Company to invest in or originate such loan. For the six months ended June 30, 2017, the Company did not pay Advisor any acquisition fees. For the six months ended June 30, 2016, the Company paid Advisor acquisition fees of $120,000 in connection with the acquisition of the Houston Hotel. Acquisition fees are recorded as property acquisition expenses in the Company’s consolidated statements of operations. As of June 30, 2017, the Company had not paid any origination fees to Advisor.

Debt Financing Fee

Advisor will receive a debt financing fee of 1.0% of the amount available under any loan or line of credit made available to the Company. It is anticipated that Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the six months ended June 30, 2017, the Company did not pay Advisor any debt financing fees. For the six months ended June 30, 2016, the Company paid $48,000 in debt financing fees to Advisor incurred in connection with the acquisition of the Houston Hotel.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 1.0% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments held by the Company at month-end. For the three months ended June 30, 2017 and 2016, the Company incurred asset management fees of $663,000 and $670,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred asset management fees of $1,323,000 and $1,317,589, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

If Advisor provides a substantial amount of services in connection with the sale of a property or other investment, Advisor or its affiliates also will be paid a disposition fee equal to 3.0% of the contract sales price of each property or other investment sold, provided that total real estate commissions, including the disposition fee, do not exceed 6.0% of the contract sales price. The Company did not pay Advisor any disposition fees for the three or six months ended June 30, 2017 and 2016.

Operating Expense Reimbursement

The Company will reimburse Advisor for all operating expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, total operating expenses of the Company were $3,853,265, which included $2,774,445 in operating expenses incurred directly by the Company and $1,078,820 incurred by Advisor on behalf of the Company. Of the $3,853,265 in total operating expenses incurred during the four fiscal quarters ended June 30, 2017, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor approximately $1,078,000 in operating expenses during the four fiscal quarters ended June 30, 2017. Additionally, Advisor has incurred $6,039,326 in operating expenses on the Company’s behalf prior to the four fiscal quarters ended June 30, 2017. Subject to a future determination by the Company’s board of directors, this amount is not reimbursable to Advisor nor an obligation of the Company.

Advisor has waived all operating expenses reimbursable to Advisor for each of the 12 prior fiscal quarters ended March 31, 2014 (the “Waiver Period”) to the extent such expenses had not been previously reimbursed to Advisor. Advisor further agreed that all expenses incurred directly by the Company during the Waiver Period will be paid by Advisor on behalf of the Company. Total reimbursable expenses so waived or assumed by Advisor were $1,967,721 as of June 30, 2017.

Property Management Fees

The Company has engaged Moody National Hospitality Management, LLC, an affiliate of the Sponsor (“Property Manager”), as its property manager. The Company pays Property Manager a property management fee and an accounting fee in connection with the operation and management of properties pursuant to the terms of hotel management agreements. For the three months ended June 30, 2017 and 2016, the Company paid the Property Manager property management fees of $521,458 and $492,359, respectively, and accounting fees of $90,000 and $82,500, respectively. For the six months ended June 30, 2017 and 2016, the Company paid the Property Manager property management fees of $953,058 and $900,807, respectively, and accounting fees of $180,000 and $165,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Note Joint Venture

As discussed in Note 4 (“Notes Receivable”), during the three and six months ended June 30, 2016, the OP owned a 74.5% membership interest in the Note Joint Venture, Moody National Mortgage owned a 14% membership interest in the Note Joint Venture and the Trust Members owned the remaining 11.5% membership interests in the Note Joint Venture. Pursuant to the terms of the Note Joint Venture Agreement, Moody National Mortgage received approximately 14% of all distributions of cash from operations of the Note Joint Venture and the OP and the other Members received the remaining approximately 86% of distributions of cash from operations of the Note Joint Venture in proportion to their respective membership interests in the Note Joint Venture.

On June 10, 2016, the Hyatt Place Note receivable and all accrued interest thereon was paid in full.

Houston Hotel

On April 21, 2016, the OP acquired fee simple title to the Houston Hotel from the then current tenant-in-common owners of the Houston Hotel (the “Houston TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of approximately $8,000,000. The Houston TIC Owners acquired their tenant-in-common interests in the Houston Hotel from a tenant-in-common program sponsored by an affiliate of the Company.

Pending Merger with Moody II

On November 16, 2016, the Company entered into the Merger Agreement. Concurrently with the entry into the Merger Agreement, the Company, the OP, Advisor, Moody II, Moody National and OP Holdings entered into the Termination Agreement. See Note 1 (“Organization—Pending Merger with Moody National REIT II, Inc.”).

8.       Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to the employees, directors and consultants of the Company and its affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s then-current independent directors was entitled to receive 5,000 shares of restricted common stock when the Company raised the minimum offering amount of $2,000,000 in its initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive 5,000 shares of restricted stock on the date he or she joins the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive 2,500 restricted shares of common stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. As of June 30, 2017, there were 1,948,750 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

No shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, a total of 51,250 shares of restricted common stock have been issued by the Company to the Company’s independent directors pursuant to the Independent Directors Compensation Plan.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The weighted average grant date fair value of the shares of restricted stock issued by the Company pursuant to the Independent Directors Compensation Plan was $10.00 per share based on observable market transactions occurring near the dates of the grants. The Company recorded compensation related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation related to such shares of restricted stock of $0 and $7,000 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $14,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, all shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan had vested and there was no remaining unrecognized compensation expense.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2017 and year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2015	1,875	$10.00
Shares vested	(1,875)	10.00
Balance of non-vested shares as of December 31, 2016	—	10.00
Shares vested	—	10.00
Balance of non-vested shares as of June 30, 2017	—	$10.00

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

10.       Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2017 and December 31, 2016, the Company escrows payments required for insurance, real estate taxes, capital improvements, replacement of hotel furniture and fixtures, and debt service.

The composition of the Company’s restricted cash as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Property improvement plan	$49,226	$667,997
Real estate taxes	2,150,821	1,592,615
Insurance	167,718	392,910
Hotel furniture and fixtures	2,402,083	2,485,725
Seasonality	158,239	290,064
Expense deposit	255,500	255,500
Total restricted cash	$5,183,587	$5,684,811

Franchise Agreements

As of June 30, 2017, all of the Company’s hotel properties are operated under franchise agreements with initial terms ranging from 10 to 20 years. Franchise agreements allow the properties to operate under their respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,458,000 and $1,365,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,661,000 and $2,473,000 for the six months ended June 30, 2017 and 2016, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

Moody National REIT I, Inc.

Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Merger-Related Contingencies

The consummation of the Mergers is subject to certain customary closing conditions. The Merger Agreement may be terminated under certain circumstances by both the Company and Moody II. If such termination occurs under certain circumstances, then the Company would be obligated to pay Moody II a termination fee of $2,000,000, plus an expense reimbursement fee of up to $500,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the Merger Agreement is terminated under certain circumstances. Merger-related expenses are expensed as incurred and are included in acquisition expenses in the consolidated statements of operations.

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

No provision for income taxes has been made for the Company (other than for each TRS) for the three and six months ended June 30, 2017 and 2016 as it made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. Prior to January 1, 2011, the Company was subject to federal and state income taxes, as it had not yet elected to be taxed as a REIT.

The TRSs had deferred tax assets of $2,941,000 and $2,605,000 as of June 30, 2017 and December 31, 2016, respectively, resulting from net operating loss carry-forwards. As of June 30, 2017, the TRSs had net operating loss carry-forwards of approximately $6,475,000 expiring in 2033, 2034, 2035 and 2036.

As of June 30, 2017, the Company had operating loss carry-forwards of $355,800 expiring in 2030, 2031 and 2033.

The income tax expense (benefit) for the three months and six months ended June 30, 2017 and 2016 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Current expense	$83,000	$82,314	$127,297	$132,314
Deferred expense (benefit)	110,000	104,000	(336,000)	(203,000)
Total expense (benefit), net	$193,000	$186,314	$(208,703)	$(70,686)

Federal	$110,000	$92,000	$(295,000)	$(152,000)
State	83,000	94,314	86,297	81,314
Total tax expense (benefit), net	$193,000	$186,314	$(208,703)	$(70,686)

13.       Subsequent Events

Distributions Declared

On June 30, 2017, the Company declared a distribution in the aggregate amount of $872,224, which was paid in cash on July 15, 2017. On July 31, 2017, the Company declared a distribution in the aggregate amount of $900,777 which was scheduled to be paid in cash on or about August 15, 2017.

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

As of June 30, 2017, our portfolio consisted of fourteen investments: (1) the Woodlands Hotel, a 91-suite hotel property in The Woodlands, Texas, (2) the Germantown Hotel, a 127-guestroom hotel property located in Germantown, Tennessee, (3) the Charleston Hotel, a 113-guestroom hotel property located in North Charleston, South Carolina, (4) the Austin Hotel, a 123-suite hotel property located in Austin, Texas, (5) the Grapevine Hotel, a 133-suite hotel property located in Grapevine, Texas, (6) our joint venture interest in the Lyndhurst Hotel, a 227-guestroom hotel property located in Lyndhurst, New Jersey, (7) the Austin Arboretum Hotel, a 138-guestroom hotel property located in Austin, Texas, (8) the Great Valley Hotel, a 125-guestroom hotel property located in Frazer, Pennsylvania, (9) the Nashville Hotel, a 208-guestroom hotel property located in Nashville, Tennessee, (10) the Homewood Suites Austin Hotel, a 96-guestroom hotel property located in Austin, Texas, (11) our joint venture interest in the Fort Worth Hotel, a 95-guestroom hotel property located in Fort Worth, Texas, (12) the Houston Hotel, a 119-guestroom hotel property located in Houston, Texas, (13) a note receivable from a related party with an initial principal amount of $9,000,000, and (14) a note receivable from a related party with an initial principal amount of $4,500,000.

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

As of the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued, 11,669,369 shares of our common stock in our follow-on offering, including 510,457 shares of our common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $111,589,116. As of June 30, 2017, we had accepted subscriptions for, and issued, an aggregate of 12,795,622 shares of common stock in our initial public offering and follow-on offering, including 540,039 shares of common stock issued pursuant to our DRIP, resulting in aggregate gross offering proceeds of $122,555,829. As of June 30, 2017, we had sold 388,033 shares in our DRIP offering, and 2,111,967 shares of our common stock registered in our DRIP offering remained available for sale.

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

On November 16, 2016, we, along with our operating partnership, our advisor, Moody II, Moody National Operating Partnership II, LP, the operating partnership of Moody II, or Moody II OP, Moody National Advisor II, LLC, Moody II’s advisor, or Moody II advisor, and Moody Merger Sub, LLC, a wholly owned subsidiary of Moody II, or merger sub, entered into an agreement and plan of merger, or the merger agreement. Pursuant to the merger agreement, we will merge with and into merger sub, with merger sub continuing as the “surviving entity” and a wholly-owned subsidiary of Moody II. We refer to the foregoing transaction as the “merger.” In addition, the merger agreement originally provided that Moody II OP would merge with and into our operating partnership, which transaction we refer to as the “partnership merger.” On August 9, 2017, the parties to the merger agreement entered into amendment no. 1 to the merger agreement, which provides that our operating partnership will merge with and into Moody II OP, with Moody II OP continuing as the “surviving partnership” following the partnership merger. Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody II (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

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

At the effective time of the merger, each outstanding share of our common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of our common stock, but subject to the limitations discussed below, either:

(i)    an amount in cash equal to the net per share price, which we refer to as the “cash consideration;” or

(ii)   a number of shares of Class A common stock of Moody II, which we refer to as the “stock consideration,” equal to the net per share price divided by $25.00, which quotient, as adjusted pursuant to the merger agreement, is referred to as the “exchange ratio.”

We refer to the “stock consideration” together with the “cash consideration,” as the “merger consideration.”

Pursuant to the merger agreement, the maximum number of shares of our common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of our common stock entitled to receive merger consideration. Based on elections of our stockholders and pursuant to the terms of the merger agreement, approximately 8.90 million shares, or approximately 67%, of our common stock, will be converted into the right to receive the stock consideration and approximately 4.36 million shares, or approximately 33%, of our common stock will be converted into the right to receive the cash consideration. Accordingly, if the mergers are consummated and based on the foregoing amounts, we anticipate that Moody II will issue approximately 3.65 million of its Class A shares of common stock to our former stockholders and pay approximately $44.7 million in aggregate cash consideration to our former stockholders.

Subject to the terms and conditions of the merger agreement, at the effective time of the partnership merger, each outstanding unit of limited partnership interest in our operating partnership will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the surviving partnership equal to the exchange ratio. Each unit of limited partnership interest in our operating partnership designated as a special partnership unit pursuant to our operating partnership’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in Moody II OP will remain outstanding as one unit of equity ownership in the surviving partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of Moody II OP will remain outstanding as one special unit in the surviving partnership.

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

Concurrently with the entry into the merger agreement, we, our operating partnership, our advisor, Moody II, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in our operating partnership, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the advisory agreement among us, our operating partnership, our advisor and Moody National will be terminated and we will pay our advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment was a negotiated amount that represents a reduction in the disposition fee to which our advisor could have been entitled and a waiver of any other fees that our advisor would have been due under the advisory agreement in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of our operating partnership, our operating partnership will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

Pursuant to certain provisions of Moody II’s advisory agreement, which provisions will only become effective if the Mergers are consummated, Moody II will be obligated to pay to Moody II Advisor an acquisition fee of 1.5% of the aggregate Cash Consideration paid in the Merger. However, during the first year following the consummation of the Mergers, if Moody II sells a property that was previously owned by us, then any disposition fee to which Moody II Advisor would be entitled under Moody II’s advisory agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property.

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

On May 24, 2017, our stockholders approved the merger. The obligation of each party to consummate the mergers is subject to a number of additional conditions, including receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, and the absence of a material adverse effect with respect to either us or Moody II. There is no guarantee that the mergers will close. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, Moody II entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, Moody II will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of Moody II’s common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to our stockholders following the mergers and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees is based on the number of shares of Moody II’s common stock issued as consideration in the Merger, and will be approximately $7.0 million. No stockholder servicing fees will be paid with respect to any cash paid by Moody II as cash consideration in the merger.

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

Net Cash Provided by Operating Activities

As of June 30, 2017, we owned interests in twelve hotel properties, including two joint venture interests. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $6,411,094 and $3,774,776, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2017 was primarily due to a decrease in net loss offset by an increase in accounts payable and accrued expenses.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) used in investing activities for the six months ended June 30, 2017 and 2016 was $(840,096) and $599,595, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2017 was primarily due a decrease in repayments of mortgage notes receivable to $0 for the six months ended June 30, 2017 from $11,839,171 for the six months ended June 30, 2016 offset by a decrease in acquisitions of hotel properties to $0 for the six months ended June 30, 2017 from $8,000,000 for the six months ended June 30, 2016.

Net Cash Used In Financing Activities

Our cash flows used in financing activities consist primarily of distributions paid to our stockholders and repayments of notes payable. Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $7,075,563 and $10,867,697, respectively. The decrease in cash used in financing activities for the six months ended June 30, 2017, was primarily due to a decrease of $9,716,854 in repayments of notes payable for the six months ended June 30, 2017 from the six months ended June 30, 2016 offset by a decrease of $4,800,000 in proceeds from notes payable for the six months ended June 30, 2017 from the six months ended June 30, 2016.

Cash and Cash Equivalents

As of June 30, 2017, we had cash on hand of $914,818.

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

As of June 30, 2017, our outstanding indebtedness totaled $170,693,855. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2017 and 2016, our debt levels did not exceed 300% of the value of our net assets.

The Houston Loan matured on July 28, 2017. The lender agreed to extend the maturity of the Houston Loan to August 10, 2017. The lender has subsequently agreed to extend the Houston Loan to April 28, 2018. We expect the formal loan extension agreement to be finalized on or about August 15, 2017. The Fort Worth Loan matured June 6, 2017. The lender agreed to forbear on exercising its remedies through August 6, 2017 and subsequently provided payoff terms to us. In connection therewith, we intend to obtain a loan from Moody II, which we refer to as the “Fort Worth Moody II Loan” to repay the Fort Worth Loan. The lender has agreed to such repayment. We expect the Fort Worth Moody II Loan to be made and the corresponding loan agreement to be finalized by August 15, 2017. The Lyndhurst Loan matures on September 6, 2017. If the Mergers are consummated, the Fort Worth Moody II Loan and the Lyndhurst Loan will be extended or refinanced with financing obtained by Moody II. In the event the Mergers are not consummated, we intend to refinance the Lyndhurst Loan and the Fort Worth Moody II Loan with proceeds of new loans. We may not be able to extend or refinance the forgoing loans at all, or be able to extend or refinance such loans on favorable terms.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2017:

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$170,693,855	$43,099,885	$4,394,418	$4,808,940	$118,390,612
Interest payments on outstanding debt obligations(2)	42,501,757	3,534,679	11,780,274	11,365,751	15,821,053
Total	$213,195,612	$46,634,564	$16,174,692	$16,174,691	$134,211,665

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2017.

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

Total offering costs for our follow-on offering, which terminated on February 20, 2015, were $14,159,212. We directly incurred $11,434,349 of offering costs for our follow-on offering, and $2,724,863 in offering costs were reimbursable to our advisor. The total offering costs related to our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in our follow-on offering. As of December 31, 2016, total offering costs for the DRIP offering were $124,000. We directly incurred $0 of offering costs for the DRIP offering and $124,000 in offering costs were reimbursed to our advisor. As of December 31, 2016, we had $0 payable to our advisor for offering costs related to our follow-on offering and the DRIP offering. We have not reimbursed our advisor any funds for organization costs for our follow-on offering.

Operating Expenses

Pursuant to our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, our total operating expenses were $3,853,265, which included $2,774,445 in operating expenses incurred directly by us and $1,078,820 incurred by our advisor on our behalf. Of the $3,853,265 in total operating expenses incurred during the four fiscal quarters ended June 30, 2017, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor approximately $1,078,000 in operating expenses during the four fiscal quarters ended June 30, 2017. Additionally, our advisor has incurred $6,039,326 in operating expenses on our behalf prior to the four fiscal quarters ended June 30, 2017. Subject to a future determination by the board of directors, this amount is not reimbursable to our advisor and is not our obligation.

Our advisor has waived all operating expenses reimbursable to our advisor for each of the 12 prior fiscal quarters ended June 30, 2014, which we refer to as the “Waiver Period,” to the extent such expenses had not been previously reimbursed to our advisor. Our advisor further agreed that all expenses incurred directly by us during the Waiver Period would be paid by our advisor on our behalf. Total reimbursable expenses so waived or assumed by our advisor were $1,967,721 as of June 30, 2017.

Results of Operations

Our results of operations for the three and six months ended June 30, 2017 are not directly comparable to those for the three months and six months ended June 30, 2016 because we owned the Houston Hotel for only 71 days during the three and six months ended June 30, 2016. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of growth in our real estate-related investments.

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016

Revenue

Total revenue increased to $17,761,590 for the three months ended June 30, 2017 from $17,395,020 for the three months ended June 30, 2016. Total hotel revenue increased to $17,377,690 for the three months ended June 30, 2017 from $16,872,553 for the three months ended June 30, 2016. The increase in hotel revenue was due to an increase in revenue for those hotels continuously owned for the three months ended June 30, 2017 and 2016 and was due to the fact that we owned the Houston Hotel for only 71 days during the three months ended June 30, 2016. Interest income from our notes receivable decreased to $383,900 for the quarter ended June 30, 2017 from $522,467 for the quarter ended June 30, 2016. A comparison of hotel revenues for those hotels owned continuously for the three months ended June 30, 2017 and 2016 is set forth below:

	Three months ended June 30,
	2017	2016	Increase (Decrease)
Woodlands Hotel	$739,394	$880,143	$(140,749)
Germantown Hotel	1,168,089	1,126,298	41,791
Charleston Hotel	1,159,926	1,123,003	36,923
Austin Hotel	1,213,094	1,223,508	(10,414)
Grapevine Hotel	1,716,520	1,662,479	54,041
Lyndhurst Hotel	2,525,516	2,410,059	115,457
Austin Arboretum Hotel	1,482,794	1,485,223	(2,429)
Great Valley Hotel	1,047,510	1,054,138	(6,628)
Nashville Hotel	3,988,093	3,912,416	75,677
Homewood Suites Austin Hotel	1,082,141	997,677	84,464
Fort Worth Hotel	642,503	536,608	105,895
Totals	$16,765,580	$16,411,552	$354,028

Revenue declined at the Woodlands Hotel due to the downturn in the energy business in Texas and displacement from guest room renovation.

Hotel Operating Expenses

Hotel operating expenses increased to $10,325,484 for the three months ended June 30, 2017 from $9,731,246 for the three months ended June 30, 2016. The increase in hotel operating expenses was primarily due to the fact that we owned the Houston Hotel for only 71 days during the three months ended June 30, 2016.

Property Taxes, Insurance and Other

Property taxes, insurance and other decreased to $933,820 for the three months ended June 30, 2017 from $946,791 for the three months ended June 30, 2016. This decrease was primarily due to revised property tax valuations that became available during the three months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense decreased to $2,737,179 for the three months ended June 30, 2017 from $2,934,457 for the three months ended June 30, 2016. The decrease in depreciation and amortization expense was primarily due to the fact that depreciation was computed on furniture, fixtures and improvements using a declining balance method and because capital improvements decreased during the current period.

Acquisition Expenses

Acquisition expenses decreased to $42,100 for the three months ended June 30, 2017 from $115,821 for the three months ended June 30, 2016. Acquisition expenses were related to the pending merger during three months ended June 30, 2017 and to the Houston Hotel acquisition during the three months ended June 30, 2016.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $897,726 for the three months ended June 30, 2017 from $1,002,689 for the three months ended June 30, 2016 due to a decrease in printing costs, restricted stock compensation and professional fees. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs decreased to $2,303,140 for the three months ended June 30, 2017 from $2,391,750 for the three months ended June 30, 2016. This decrease in interest expense and amortization of deferred loan costs was due to the fact that we repaid the Hyatt Place Note (as described in Note 4 to the accompanying consolidated financial statements) of the accompanying during the three months ended June 30, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Income tax expense for the three months ended June 30, 2017 was $193,000 compared to $186,314 for the three months ended June 30, 2016. This increase was due to increases in taxable income of our TRSs for the three months ended June 30, 2017 compared to taxable income for the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016

Revenue

Total revenue increased to $32,607,738 for the six months ended June 30, 2017 from $31,508,412 for the six months ended June 30, 2016. Total hotel revenue increased to $31,813,238 for the six months ended June 30, 2017 from $30,540,730 for the six months ended June 30, 2016. The increase in hotel revenue was due to an increase in revenue for those hotels continuously owned for the six months ended June 30, 2017 and 2016 and to the fact that we owned the Houston Hotel for only 71 days during the six months ended June 30, 2016. Interest income related to our notes receivable decreased to $794,500 for the six months ended June 30, 2017 from $967,682 for the six months ended June 30, 2016 due to repayment of the Hyatt Place Note (as described in Note 4 to the accompanying financial statements) during the six months ended June 30, 2016. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of anticipated growth in revenues. A comparison of hotel revenues for those hotels owned continuously for the six months ended June 30, 2017 and 2016 follows:

	Six months ended June 30,
	2017	2016	Increase (Decrease)
Woodlands Hotel	$1,318,392	$1,701,152	$(382,760)
Germantown Hotel	2,123,054	2,059,185	63,869
Charleston Hotel	2,144,070	2,053,408	90,662
Austin Hotel	2,372,077	2,072,271	299,806
Grapevine Hotel	3,341,834	3,317,697	24,137
Lyndhurst Hotel	4,420,873	4,262,330	158,543
Austin Arboretum Hotel	2,927,341	2,710,733	216,608
Great Valley Hotel	1,783,839	1,829,043	(45,204)
Nashville Hotel	7,071,377	6,817,659	253,718
Homewood Suites Austin Hotel	1,807,016	2,137,976	(330,960)
Fort Worth Hotel	1,217,930	1,118,275	99,655
Totals	$30,527,803	$30,079,729	$448,074

Revenue declined at the Woodlands Hotel and the Homewood Suites Austin Hotel due to the downturn in the energy business in Texas and property improvements being made to the two hotels.

Hotel Operating Expenses

Hotel operating expenses increased to $19,333,765 for the six months ended June 30, 2017 from $18,194,631 for the six months ended June 30, 2016. The increase in hotel operating expenses was primarily due to the fact that we owned the Houston Hotel for only 71 days during the six months ended June 30, 2016.

Property Taxes, Insurance and Other

Property taxes, insurance and other increased to $1,930,720 for the six months ended June 30, 2017 from $1,852,700 for the six months ended June 30, 2016. This increase was primarily due to the fact that we owned the Houston Hotel for only 71 days during the six months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense decreased to $5,408,239 for the six months ended June 30, 2017 from $5,712,784 for the six months ended June 30, 2016. The decrease in depreciation and amortization expense was primarily due to the fact that depreciation was computed on furniture, fixtures and improvements using a declining balance method and because capital improvements decreased during the current period.

Acquisition Expenses

Acquisition expenses increased to $138,262 for the six months ended June 30, 2017 from $115,821 for the six months ended June 30, 2016. Acquisition expenses were related to the pending merger during the six months ended June 30, 2017 and were related to the Houston Hotel acquisition during the six months ended June 30, 2016.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $2,025,384 for the six months ended June 30, 2017 from $2,203,525 for the six months ended June 30, 2016 due to a decrease in printing costs, restricted stock compensation and professional fees. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation, directors’ fees and professional fees.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs decreased to $4,604,481 for the six months ended June 30, 2017 from $4,713,928 for the six months ended June 30, 2016. This decrease in interest expense and amortization of deferred loan costs was due to the fact that we repaid the Hyatt Place note (as described in Note 4 to the accompanying consolidated financial statements) during the six months ended June 30, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings, the amount of proceeds from other financing sources to acquire assets and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2017 was $208,703 compared to $70,686 for the six months ended June 30, 2016. This increase was due to increases in taxable losses of our TRSs for the six months ended June 30, 2017 compared to taxable losses for the six months ended June 30, 2016.

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

We have reviewed tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2017.

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

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the six months ended June 30, 2017 and 2016.

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

Inflation

As of June 30, 2017, our investments consisted of ownership interests in twelve hotel properties and our notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our distribution reinvestment plan for the six months ended June 30, 2017 and 2016:

Period	Cash Distribution	Distribution Paid Pursuant to DRIP(1)	Total Amount of Distribution
First Quarter 2017	$2,622,577	$—	$2,622,577
Second Quarter 2017	2,680,455	—	2,680,455
Total	$5,303,032	$—	$5,303,032

First Quarter 2016	$1,643,571	$965,287	$2,608,858
Second Quarter 2016	1,683,097	967,084	2,650,181
Total	$3,326,668	$1,932,371	$5,259,039

(1)	Amount of distributions paid in shares of common stock pursuant to the DRIP. Our DRIP was suspended in October 2016.

We paid $5,303,032 in aggregate distributions in the first two quarters of 2017 which was comprised of $5,303,032 in cash distributions and $0 in shares issued pursuant to our distribution reinvestment plan. We paid $5,259,039 in aggregate distributions in the first two quarters of 2016 which was comprised of $3,326,668 in cash distributions and $1,932,371 in shares issued pursuant to our distribution reinvestment plan. For the six months ended June 30, 2017 and 2016, we had cash provided by operating activities of $6,411,094 and $3,774,776, respectively. For the six months ended June 30, 2017, 100% of distributions were paid from cash provided by operating activities. For the six months ended June 30, 2016, approximately 72% of distributions were paid from cash provided by operating activities and the remaining approximately 28% was paid from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$329,141	$85,952	$(624,410)	$(1,214,291)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	2,737,179	2,934,457	5,408,239	5,712,784
Adjustments for noncontrolling interests	—	(11,675)	—	(31,332)
Funds from Operations	3,066,320	3,008,734	4,783,829	4,467,161
Adjustments:
Stock-based compensation	—	7,000	—	14,000
Amortization of deferred loan costs	158,581	189,396	335,628	339,662
Acquisition expenses	42,100	115,821	138,262	115,821
Adjustments for noncontrolling interests	—	(5,061)	—	(5,746)
Modified Funds from Operations	$3,267,001	$3,315,890	$5,257,719	$4,930,898

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On June 30, 2017, we declared a distribution in the aggregate amount of $872,224, which was paid in cash on July 15, 2017. On July 31, 2017, we declared a distribution in the aggregate amount of $900,777 which was scheduled to be paid in cash on or about August 15, 2017.

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

As of June 30, 2017, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The estimated fair value of our debt as of June 30, 2017 was $174,000,000 based on discounted cash flow analyses.

We are also exposed to interest rate risk with respect to our notes receivable from related parties. While those notes bear interest at fixed rates for their respective terms, changes in interest rates may affect the fair value of both notes. As of June 30, 2017, the carrying value of both notes approximated the fair value.

We will also be exposed to credit risk with respect to any derivative contracts we enter into. Credit risk is the risk of failure by the counterparty to perform its obligations under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We did not hold any derivative contracts during the three and six months ended June 30, 2017 and 2016.

The Houston Loan matured on July 28, 2017. The lender agreed to extend the maturity of the Houston Loan to August 10, 2017. The lender has subsequently agreed to extend the Houston Loan to April 28, 2018. We expect the formal loan extension agreement to be finalized on or about August 15, 2017. The Fort Worth Loan matured June 6, 2017. The lender agreed to forbear on exercising its remedies through August 6, 2017 and subsequently provided payoff terms to us. In connection therewith, we intend to obtain the Fort Worth Moody II Loan to repay the Fort Worth Loan. The lender has agreed to such repayment. We expect the Fort Worth Moody II Loan to be made and the corresponding loan agreement to be finalized by August 15, 2017. The Lyndhurst Loan matures on September 6, 2017. If the Mergers are completed, the Fort Worth Moody II Loan and the Lyndhurst Loan will be extended or refinanced with financing obtained by Moody II. In the event the Mergers are not consummated, we intend to refinance the Lyndhurst Loan and the Fort Worth Moody II Loan with proceeds of new loans. We may not be able to extend or refinance the forgoing loans at all, or be able to extend or refinance such loans on favorable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the formation of the special committee of our board of directors, on March 24, 2016, our board of directors suspended our share redemption program, in all cases other than death or qualifying disability, with such suspension effective May 6, 2016, During the three months ended June 30, 2017, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program because of stockholder death or disability as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2017	3,141.30	$10.75		(2)
May 2017	35,732.55	$10.75		(2)
June 2017	7,908.01	$10.61		(2)
	46,781.86

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 46,781.86 shares requested to be redeemed were redeemed during the quarter ended June 30, 2017 at an average price of $10.73 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

During the three months ended June 30, 2017, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

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

Upon the termination of our follow-on offering, we had accepted investors’ subscriptions for, and issued 11,669,369 shares of our common stock in that offering, including 510,457 shares of our common stock issued pursuant to the DRIP, resulting in aggregate gross offering proceeds of $111,589,116. As of June 30, 2017, we have raised $127,686,199 in gross offering proceeds in our initial public offering and our follow-on offering, including through shares issued pursuant to the DRIP. We continue to offer shares of common stock pursuant to the DRIP offering.

As of June 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering, including shares issued pursuant to the DRIP in those offerings, in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$936,994	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	780,167	Actual
Total expenses	$1,717,161

Follow-On Offering

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,102,398	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,056,814	Actual
Total expenses	$14,159,212

DRIP Offering

We do not pay any selling commissions or dealer manager fees in connection with the offering of shares pursuant to our DRIP offering. As of June 30, 2017, we had incurred $124,000 of offering costs in connection with our DRIP offering.

As of June 30, 2017, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $106,679,456 excluding $5,130,370 in offering proceeds from shares of our common stock issued pursuant to the DRIP. As of June 30, 2017, the ratio of the cost of raising capital to capital raised was approximately 12%.

As of June 30, 2017, we had used $100,263,585 of the net proceeds from our public offerings, plus debt financing, to purchase (1) our fourteen investments in hotel properties (including our investments in an interest in a Residence Inn property, which was subsequently sold on August 23, 2012, and a hotel property in Newark, California, which was sold on September 9, 2015), (2) the Hyatt Place note, as described in Note 4 to the accompanying consolidated financial statements, (which was paid in full on June 10, 2016) and (3) the two notes receivable from related parties. As of December 31, 2016, we had paid $11,362,532 of acquisition expenses.

For more information regarding how we used our net offering proceeds through June 30, 2017, see our financial statements included in this Quarterly Report.

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

MOODY NATIONAL REIT I, INC.

Date: August 14, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Robert W. Engel
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